Form 10-K
period 1994-12-31
BELMONT BANCORP
filed 1995-03-31
CIK 726294

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                          FORM 10-K

(Mark one)

X      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the period from _____________ to _________________

Commission file number 0-12724

                      BELMONT BANCORP.
   (Exact Name of Registrant as specified in its charter)
Ohio (State of Incorporation)                I.R.S. Employer
                                             ID No. 34-1376776
                       325 MAIN STREET
                   BRIDGEPORT, OHIO  43912
          (Address of principal executive offices)
                  Telephone (614)-695-3323

Securities registered under Section 12(b) of the Exchange
Act:
NONE

Securities registered under Section 12(g) of the Exchange
Act:

     Title of each class:               Name of each
                                        exchange on which registered:
     Common stock, $3.57 par value      NASDAQ SmallCapMarket

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such
filing requirements for the past 90 days.  Yes X       No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K._____

Aggregate market value of voting stock held by nonaffiliates as of March 13, 1995 - $37,006,000
There were 1,057,322 shares of $3.57 par value, common stock outstanding as of March 13, 1995.

             DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of the Registrant dated
March 17, 1995 are incorporated in Items 10, 11, 12, and 13.
The Annual Report of the Registrant is incorporated by reference in Items 5, 6, 7, and 8.



                                PART I

ITEM 1-BUSINESS

BELMONT BANCORP.

     Belmont Bancorp. is a bank holding company which was organized under the laws of the State of Ohio in 1982. On April 4, 1984, Belmont Bancorp. acquired all of the outstanding capital stock of Belmont National Bank (formerly Belmont County National Bank), a banking corporation organized as a national banking association. Belmont National Bank provides a variety of financial services. In addition to Belmont National Bank, the Corporation owns Belmont Financial Network, Inc., a non-bank subsidiary.

BELMONT NATIONAL BANK

     Belmont National Bank resulted from the merger on January 2, 1959, of the First National Bank of St. Clairsville, and the First National Bank of Bridgeport. Both banks were organized as national associations prior to the turn of the century. Belmont National Bank operates through a network of ten branches located in Belmont, Harrison and Tuscarawas Counties in Ohio. The main office is located in the city of St. Clairsville. Other branch locations in Belmont County include Bridgeport, Lansing, Shadyside, and the Ohio Valley Mall. Branches in Harrison County are located in Jewett and Cadiz, Ohio. Branches in Tuscarawas County are located in New Philadelphia, Ohio. The three New Philadelphia offices were acquired on October 2, 1992, when Belmont National Bank acquired the deposits and loans of these offices from Diamond Savings and Loan.

     Belmont National Bank provides a wide range of retail banking services to individuals and small to medium-sized businesses. These services include various deposit products, business and personal loans, credit cards, residential mortgage loans, home equity loans, and other consumer oriented financial services including IRA and Keogh accounts, safe deposit and night depository facilities. Belmont National Bank also owns automatic teller machines located at the Ohio Valley Mall and in New Philadelphia, Ohio providing 24 hour banking service to our customers. Belmont National Bank belongs to Cirrus, a nationwide ATM network with thousands of locations nationwide.
Belmont National Bank offers a wide variety of fiduciary services.
The trust department of the Bank administers pension, profit-sharing, employee benefit plans, personal trusts and estates.

BELMONT FINANCIAL NETWORK

     On July 1, 1985, Belmont Bancorp. formed a subsidiary corporation, Belmont Financial Network, Inc.(BFN). The purpose of the subsidiary was primarily to engage in lease consulting for personal or real property. Changes to the federal tax code that eliminated new investment tax credits as of December 31, 1987 adversely affected the leasing business. The daily operations of Belmont Financial Network were suspended during 1989 to reduce overhead costs. The leases formerly serviced by Belmont Financial Network are presently administered by Belmont National Bank. BFN was inactive throughout 1994.

BELMONT INVESTMENT AND FINANCIAL SERVICES, INC.

     During 1988, Belmont National Bank began the operations of Belmont Investment and Financial Services, Inc., a wholly-owned subsidiary of the Bank. Belmont Investment and Financial Services, Inc. was organized so that the Bank's customers would have available to them a wider array of financial products as well as sound investment and financial planning. Through Belmont Investment and Financial Services, Inc., customers can purchase government or corporate bonds, and mutual fund products. In 1990, the services provided by the Corporation, other than advisory services, were reorganized into a department of the Bank.

 SUPERVISION AND REGULATION

     Belmont Bancorp. is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "Act"). The Act requires the prior approval of the Federal Reserve Board for a bank holding company to acquire or hold more than a 5% voting interest in any bank, and restricts interstate banking activities. The Act restricts Belmont's non-banking activities to those which are closely related to banking. The Act does not place territorial restrictions on the activities of nonbank subsidiaries of bank holding companies. Belmont's banking subsidiary is subject to limitations with respect to intercompany loans and investments. A substantial portion of Belmont's cash revenues is derived from dividends paid by its subsidiary bank. These dividends are subject to various legal and regulatory restrictions as summarized in Note 14 of the financial statements.

     The Bank is subject to the provisions of the National Banking Act and the regulations of the Federal Reserve Board and the Federal Deposit Insurance Corporation. Under the Bank Holding Company Act of 1956, as amended, and under regulations of the Federal Reserve Board pursuant thereto, a bank holding company is prohibited from engaging in certain tie-in arrangements in connection with extensions of credit.

     The monetary policies of regulatory authorities, including the Federal Reserve Board, have a significant effect on the operating results of banks and bank holding companies. The nature and future monetary policies and the effect of such policies on the future business and earnings of Belmont Bancorp. and its subsidiary bank cannot be predicted.

FOREIGN OPERATIONS

     Belmont Bancorp. has no foreign operations.

EXECUTIVE OFFICERS

     For information concerning executive officers of Belmont Bancorp. and Belmont National Bank, see Item 10 of Form 10-K.

ITEM 2-PROPERTIES

DESCRIPTION OF PROPERTIES

     The principal executive offices of Belmont National Bank are located in St. Clairsville, Ohio, the seat of Belmont County. This office consists of a two story brick building owned by the Bank with attached drive-in facilities. The building consists of 9,216 square feet which houses the commercial bank operations and the executive, marketing and human resources offices. In addition, the Bank transacts business in the following branch locations:

     Mall Office-This office is located at the Ohio Valley Mall, a major shopping mall located two miles east of St. Clairsville, Ohio, and consists of a 4,000 square foot office inside the mall proper, plus a stand alone drive-in facility at the perimeter of the Mall. Automatic teller machines are located at the drive-in location and inside the branch office.

     Lansing Office-This 1,352 square foot office is located in Lansing, Ohio, a small community approximately six miles east of St. Clairsville on US. Route 40. The facility is a masonry building with adjoining drive-in facilities.

     Bridgeport Office-This office is located in Bridgeport, Ohio, a community located on the Ohio/West Virginia border, approximately 10 miles east of St. Clairsville. This 5,096 square foot facility is a recently remodeled masonry building with adjoining drive-in facilities.

     Shadyside Office-This 1,792 square foot office is located in Shadyside, a village located on Ohio State Route 7. The facility is a masonry building with accompanying drive-in facilities.

     Jewett Office-This office is located in Harrison County
     approximately twenty-six miles north of St. Clairsville, across from Cross Street, the intersection of State Routes 9 and 151. The building is constructed of masonry brick and contains 2,400 square feet with an accompanying drive-in facility.

     Cadiz Office-This office is located in Cadiz, Ohio in Harrison County, approximately seventeen miles north of St. Clairsville at the intersection of State Routes 9 and 22. The brick and tile building contains 1,800 square feet with an accompanying drive-in facility.

     New Philadelphia Office-This office, located at 152 North Broadway Avenue, is a 33,792 square foot site improved with two inter-connected, two story brick office buildings with a total building area of 13,234 square feet. Part of the office space is leased to other businesses. This location also has a drive-in facility and an automatic teller machine.

     New Philadelphia Office-This office, located at 2300 East High Avenue, is comprised of a one story, 1,605 square foot brick structure with a 783 square foot drive-thru canopy.

     New Philadelphia Office-This office, located at 525 Wabash
     Avenue, is comprised of a 14,250 square foot site with a 246 square foot drive-thru banking facility.

     All offices are owned by the Bank except for the Mall Office. The lease at the Mall location is in effect until the year 1996 with options to renew thereafter.

ITEM 3-LEGAL PROCEEDINGS

     None.


ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                PART II

ITEM 5-MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
SHAREHOLDERS' MATTERS



  1994
                                    Dividend
Quarter        High        Low     per Share
1st          $22.00     $21.00       $0.1680
2nd           24.50      22.00        0.1680
3rd           25.75      21.00        0.2100
4th           36.00      23.00        0.2100
   Total                             $0.7560



  1993
                                    Dividend
Quarter        High        Low     per Share
1st          $21.00     $21.00       $0.1527
2nd           21.00      20.50        0.1527
3rd           21.00      21.00        0.1527
4th           22.00      21.00        0.2036
   Total                             $0.6617


     The number of shareholders of record for the Corporation's stock as of March 10, 1995 was 598. The latest available market price based on an actual trade price was $35.00 per share on March 10, 1995.

     Belmont Bancorp.'s common stock has a par value of $3.57 and is traded in the over-the-counter market, principally in St. Clairsville, Ohio, and in Wheeling, WV areas. The tables above show its high and low market prices and dividend information for the past two years. In October 1994, the Corporation's stock was listed on The Nasdaq SmallCap Market. Previously, market prices were based on actual trades known to the Corporation due to lack of an established market. Cash dividends paid per share have been restated to reflect the effect of a 10% common stock dividend paid in January 1994 and a 25% common stock dividend paid in July 1994.

     Information regarding the limitations on dividends available to be paid can be located in Footnote 15 of the Notes to the Consolidated Financial Statements in the Corporation's Annual Report (Exhibit 2).


     Treasury stock is accounted for using the cost method. There were 424 shares held in treasury on December 31, 1994 and 728 shares in treasury on December 31 1993.


ITEM 6.-SELECTED FINANCIAL DATA

     The Summarized Quarterly Financial Information and the
Consolidated Five Year Summary of Operations contained in the
Corporation's annual report (Exhibit 2) are hereby incorporated by reference.

ITEM 7-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The data presented in this discussion should be read in conjunction with the audited consolidated financial statements.

RESULTS OF OPERATIONS

SUMMARY

     Net income increased during 1994 by 25.89% from the previous year. Net income per common share for 1994 was $2.98 compared to $2.35 per common share in 1993. The Corporation's net income to average assets, referred to as return on assets, increased to 1.12% for the year ended 1994 from .96% last year. Operating income consists of earnings before income taxes, minus net investment and trading gains or plus net investment and trading losses. Operating income increased by $2,292,000 from 1994 to 1993. The table below summarizes earnings performance for the past three years.

($000s) except per                 1994        1993        1992
share data
Operating income                    $4,324      $2,032      $2,089
Net income                           3,234       2,569       1,838

Net income per share                 $2.98       $2.35       $1.71

Return on average
assets                                1.12%       0.96%       0.87%

Return on average common equity      16.71%      14.57%      11.30%
Return on average total equity       16.27%      14.21%      11.33%




NET INTEREST REVENUE

     A major share of the Corporation's income results from the spread between income on interest earning assets and interest expense on the liabilities used to fund those assets, known as net interest income. Net interest income is affected by changes in interest rates and amounts and distributions of interest earning assets and interest bearing liabilities outstanding. Net interest margin is net interest income divided by the average earning assets outstanding. A third frequently used measure is net interest rate spread which is the difference between the average rate earned on assets and the average rate incurred on liabilities without regard to the amounts outstanding in either category.

     The Consolidated Average Balance Sheets and Analysis of Net Interest Income Changes included in the Corporation's annual report (Exhibit 2), compare interest revenue and interest earning assets outstanding with interest cost and liabilities outstanding for the years ended December 31, 1994, 1993, and 1992, and computes net interest income, net interest margin and net interest rate spread for each period. All three of these measures are reported on a taxable equivalent basis.

     The Corporation's net interest income grew by $2,963,000 on a taxable equivalent basis during 1994 compared to the same period last year, a 34.82% increase. The increase in net interest income was primarily attributable to the increase in average earning assets and improved net interest margins. During 1994, the Corporation's average interest-earning assets grew by approximately $21.2 million, up 8.48% from 1993.

     The yield on interest earning assets improved from 6.86% during 1993 to 7.49% during 1994, and increase of 63 basis points. (A basis point (bp) is equivalent to .01%.) The cost of interest bearing liabilities declined by 17 basis points from 1993 to 1994. Consequently, the net interest rate spread increased from 3.07% during 1993 to 3.87% during 1994.

     The Analysis of Net Interest Income Changes, separates the dollar change in the Corporation's net interest income into three components: changes caused by (1) an increase or decrease in the average assets and liability balances outstanding (volume); (2) the changes in average yields on interest earning assets and average rates for interest bearing liabilities (yield/rate); and (3) combined volume and yield/rate effects (mix).

     This table shows that the increase in the Corporation's net interest income during the year-to-date periods presented from 1993 to 1994 was generated by growth in the levels of earning assets and average interest bearing liabilities outstanding (depicted by the volume column). In addition, higher yields on taxable investment securities and lower costs on retail deposits (depicted by the yield column) contributed to the improvement in net interest margin.

OTHER OPERATING INCOME

     Other operating income excluding securities gains and losses, increased 6.64% or $84,000 and totaled $1,349,000 in 1994, compared to $1,265,000 in 1993. The table below shows the dollar amounts and growth rates of the components of other operating income.

                              1994                      1993                     1992
($000s)                          Total       Change       Total      Change       Total
Trust income                     $ 341       24.45%       $ 274       1.86%       $ 269
Service charges on deposits        527       11.18%         474      15.33%         411
Other service charges               59      -18.06%          72      56.52%          46
Other income                       422       -5.17%         445      55.59%         286
   Subtotal                      1,349        6.64%       1,265      25.00%       1,012
Investment securities
  gains (losses)                   (9)       95.61%       (205)     -141.58%        493
Gains (losses) on
securities
  available for sale              (55)     -104.35%       1,264     1327.18%      (103)
Trading gains (losses)              1       100.86%       (116)      -73.13%       (67)
     Total                       1,286      -41.76%       2,208       65.39%     $1,335

     Service charges on deposits increased 11.18%, or $53,000 during 1994 compared to the prior period. This increase was partially offset by a decline in Other Service Charges which are primarily comprised of late charges on loans. Other income declined 5.17% from $445,000 in 1993 to $422,000 in 1994; this decline was the result of lower commissions earned in the discount brokerage operation as customers' demand for mutual funds declined as deposit rates improved.

     Losses on investments held in the maturity portfolio occurred as a result of calls on municipal bonds in the portfolio. These losses totalled $9,000 during 1994. Net losses were realized on securities available for sale during 1994 totalling $55,000 when securities were sold to reinvest at higher yields.

     Trading gains netted to $1,000 during 1994 compared to $116,000 in losses during 1993. Securities held in the trading account are valued at market value with a corresponding adjustment to income. No securities were held in the trading account at December 31, 1994. One security, a collateralized mortgage obligation, was held in the trading account at December 31, 1993. The following table summarizes trading gains and losses realized during the past three years.

($000s)                        1994        1993        1992
Trading gains                   $ 1     $    5       $  34
Trading losses                    -       (121)       (101)
Net trading gains (losses)      $ 1     $ (116)      $ (67)



     The related income taxes on securities transactions, including trading and securities available for sale, were $67,000 and $77,000 for the years ended 1993 and 1992, respectively. A tax credit of $15,000 was attributable to securities transactions for 1994.


OPERATING EXPENSES

     Successful expense control is an essential element in maintaining the Corporation's profitability. The table below details the percentage changes in various categories of expense for the three years ended 1994, 1993, and 1992.


($000s)                     1994         % Change   1993        % Change     1992
Salaries and wages           $2,281       8.98%      $2,093      26.16%       1,659
Employee benefits               665      -6.99%         715      46.22%         489
Net occupancy expense           533      -1.48%         541      28.50%         421
Equipment expense               618      25.87%         491       8.63%         452
Other operating
  expenses                    2,972       1.89%       2,917      39.84%       2,086
     Total                   $7,069       4.62%      $6,757      32.31%      $5,107


     One measure of operating efficiency is the amount of assets managed per full time equivalent employee. Total assets managed per full time equivalent employee (FTE) were $2.819 million at December 31, 1994 compared to $2.623 million of assets per FTE at December 31, 1993. Equipment expense had the largest percentage increase of the categories itemized due to the installation of a network system and the purchase of computer equipment to convert the subsidiary bank's data processing sytem to an "in-house" operation. The increase in salaries and wages is primarily attributable to compensation plans for officers that are tied to earnings performance.

FINANCIAL CONDITION

     The book values of investments as of December 31, 1994 and 1993 are detailed in Footnote 3 of the Notes to the Consolidated Financial Statements in the Corporation's annual report (Exhibit 2).

Securities Held to Maturity

                   Maturity <         1-5 Year              6-10 Year          Over 10
                   1 Year             Maturity              Maturity           Maturity        Total
($000s)            Amount  Yield      Amount Yield          Amount Yield       Amount Yield    Amount     Yield

U.S. Government
agencies and
corporations          $ -     -         $974   5.58%         $2,274  4.94%      $1,000  7.00%   $4,248   5.57%
States and
political
subdivisions(a)     1,108   4.15%        919   7.44%          3,942  7.41%      18,275  8.51%   24,244   8.09%
Agency mortgage-
backed
securities(b)         237   9.14%     40,968   7.32%         10,071  7.38%          -     -     51,276   7.34%
Mortgage
derivative
securities          4,206   5.96%      7,449   5.45%          1,040  5.83%          -     -     12,695   5.65%
   Total           $5,551   5.73%    $50,310   7.01%        $17,327  6.98%     $19,275  8.43%  $92,463   7.22%

(a)  Taxable equivalent yields
(b)  Maturities of mortgage-backed securities are based on estimated average life.



      Securities Available for Sale (excluding Equity Securities)
                   Maturity <         1-5 Year              6-10 Year          Over 10
                   1 Year             Maturity              Maturity           Maturity        Total
($000s)            Amount  Yield      Amount Yield          Amount Yield       Amount Yield    Amount     Yield

U.S. Government
Agencies and
corporations       $   0       -    $ 4,744  7.39%        $ 1,516  7.53%       $     0   -     $ 6,260    7.42%
Agency mortgage-
backed
securities(b)         57  6.98%      29,517  6.83%            439  8.12%         9,942  6.68%   39,955    6.81%
Mortgage
derivative
securities             0       -        851  5.39%              0     -              0     -       851    5.39%
 Total fair value  $  57  6.98%     $35,112  6.87%        $ 1,955  7.66%       $ 9,942  6.68%  $47,066    6.86%
 Amortized cost    $  56            $36,938               $ 1,973              $10,359          49,326

(a)  Taxable equivalent yields
(b)  Maturities of mortgage-backed securities are based on estimated average life.

MARKETABLE EQUITY SECURITIES

     The Corporation held marketable equity securities in its investment portfolio as of December 31, 1994. In accordance with regulatory requirements, all equity securities were transferred to Securities Available for Sale on January 1, 1994 because these securities do not have a stated maturity. Current accounting principles require that marketable equity securities be recorded at the lower of cost or market value with a corresponding adjustment to reduce shareholders' equity if market value is lower than cost. At December 31, 1994 and 1993, estimated market values approximated original cost.

                                                            Taxable
                                                  Market    Equivalent
December 31, 1994 ($000s)            Cost         Value     Yield
Federal Home Loan Bank stock         $ 1,724      $ 1,724    6.38%
Corporate Stock                          155          155    2.74%
Federal Reserve Bank Stock               187          187    6.00%
  Total                              $ 2,066      $ 2,066

                                                                 Taxable
                                                      Market     Equivalent
December 31, 1993 ($000s)            Cost             Value      Yield
Federal Home Loan Bank stock         $ 1,628          $ 1,628    4.50%
Corporate Stock                          155              155    2.47%
  Total                              $ 1,783          $ 1,783


LOANS AND LEASES

     The following table shows the history of commercial and consumer loans and leases by major category at December 31.

($000s)                           1994       1993       1992         1991       1990
Commercial loans:
Real estate construction            $1,801     $2,081       $973        $771         $2
Acceptances of other banks               0          0          0           0     14,984
Real estate mortgage                23,701     21,211     19,184      20,817     19,322
Commercial, financial and
agricultural                        38,983     25,317     19,568       9,424      7,937
Direct financing leases                  5          9         58         476        599
   Total commercial loans          $64,490     48,618     39,783     $31,488    $42,844

Consumer  loans:
Residential mortgage               $76,094    $70,301     65,536     $38,720    $38,415
Installment loans                    5,116      5,281      7,535       6,538      7,152
Credit card and other consumer       1,396      1,032      1,123       1,309      1,099
   Total consumer loans            $82,606    $76,614   $ 74,194     $46,567    $46,666

Total loans and leases            $147,096   $125,232   $113,977     $78,055    $89,510

     An analysis of maturity and interest rate sensitivity of business loans at the end of 1994 follows:

                                   Under        1 to 5      Over 5
($000s)                            1 Year       Years       Years      Total
Domestic loans:
Real estate construction            $1,441         $42        $318      $1,801
Real estate mortgage                15,612       2,633       5,400      23,645
Commercial and industrial           31,024       4,412       3,182      38,618
Direct financing leases                  0           5                       5
   Total business loans (a)        $48,077      $7,092      $8,900     $64,069

Rate sensitivity:
Predetermined rate                  $3,642      $4,037      $8,900     $16,579
Floating or adjustable rate         44,435       3,055           0      47,490
   Total domestic business
   loans                           $48,077      $7,092      $8,900     $64,069

Foreign loans                            0           0           0           0

(a) does not include nonaccrual loans



PROVISION AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

     The Corporation, as part of its philosophy of risk management, has established various credit policies and procedures intended to minimize the Corporation's exposure to undue credit risk. Credit evaluations of borrowers are performed to ensure that loans are granted on a sound basis. In addition, care is taken to minimize risk by diversifying specific industry. Credit risk is continuously monitored by Management through the periodic review of individual credits to ensure compliance with policies and procedures. Adequate collateralization, contractual guarantees, and compensating balances are also utilized by Management to mitigate risk.

     Management determines the appropriate level of the allowance for possible loan losses by continually evaluating the quality of the loan portfolio. The reserve is allocated to specific loans that exhibit above average credit loss potential based upon their payment history and the borrowers' financial conditions. Management maintains a watch list of substandard loans for monthly review. Although several of these loans are not delinquent and may be adequately secured, Management believes that due to location, size, or past payment history, it is necessary to monitor these loans monthly.

     The allowance for possible loan losses totaled $1,537,000, or 1.04% of total loans and leases at December 31, 1994. At the end of the previous year, the allowance for possible loan losses was $1,617,000, or 1.29% of total loans and leases. The provision charged to expense during 1994 was $805,000 compared to $577,000 in the year ago period.

     Management's allocation of the allowance for possible loan losses based on estimates of potential future loan loss is set forth in the table below:

                                                     % of                   % of             % of
                                                     Total                  Total            Total
($000s)                               1994           Loans     1993         Loans    1992    Loans
Specific reserves:
Commercial                                $ 10       0.01%       $ 960       0.77%      $ 370   0.32%
Mortgage                                     5       0.00%          38       0.03%         51   0.04%
Consumer                                     7       0.00%          21       0.02%         41   0.04%
Criticized loans without specific
allocation                                 315       0.21%         160       0.13%        153   0.13%
Provision for loan categories
based on historical loss experience:
Commercial                                 687       0.47%         335       0.27%        284   0.25%
Commercial real estate                     103       0.07%           7       0.01%         10   0.01%
Residential mortgage                       298       0.20%          28       0.02%         29   0.03%
Consumer                                   112       0.08%          68       0.05%         86   0.08%
     Total                             $ 1,537       1.04%     $ 1,617       1.29%     $1,024   0.90%

Total loans and leases outstanding   $ 147,096                 $ 125,232             $113,977

    The following table sets forth the five year historical information on the reserve for loan losses:

ALLOWANCE FOR POSSIBLE LOAN LOSSES
Five year history

($000s)                             1994       1993       1992        1991       1990
Balance as of January 1           $1,617     $1,024     $1,013        $891       $696
Provision of loan losses             805        577        405         125        225
Adjustment incident to
acquisition                            -          -          4           -          -
Loans charged off:
  Real estate                         49         19         13          19         41
  Commercial                         806          -         59           6         45
  Consumer                            85         15         25          22         27
  Direct financing leases              -          -        340           -          -
Total loans charged-off              940         34        437          47        113

Recoveries of loans previously
  charged-off:
  Real estate                         18          -          2           9         21
  Commercial                          29         21         22          19         43
  Consumer                             7         11          6          16         19
  Direct financing leases              1         18          9           -          -
Total recoveries                      55         50         39          44         83
Net charge-offs (recoveries)         885       (16)        398           3         30
Balance at December 31            $1,537     $1,617     $1,024      $1,013       $891

Loans and leases outstanding
   at December 31              $ 147,096  $ 125,232  $ 113,977    $ 78,055   $ 89,510
Allowance as a percent of
loans and leases outstanding        1.04%      1.29%      0.90%       1.30%      1.00%
Average loans and leases       $ 134,952  $ 120,218   $ 95,489    $ 76,333   $ 70,095
Net charge-offs as a percent
of average loans and leases        0.66%     -0.01%      0.42%       0.00%      0.04%

     The following schedule shows the amount of under-performing assets and loans 90 days or more past due but accruing interest.

<CAPTIONS>

UNDER-PERFORMING ASSETS
($000s)                                     1994       1993        1992     1991     1990
Nonaccrual debt securities                  $     0    $     0     $1,500   $1,500   $    0
Nonaccrual loans and leases                     478      2,358      1,647    1,514    1,582
Loans 90 days or more past
due but accruing interest                        11        436         11      988      819
Other real estate owned                         586         69        155      185       81
   Total                                    $ 1,075    $ 2,863     $3,313   $4,187   $2,482


    In addition to the above schedule of non-performing assets, Management prepares a watch list consisting of loans over $100,000 which Management has determined require closer monitoring to further protect the Corporation against loss. The balance of loans classified by Management as substandard due to delinquency and a change in financial position at the end of 1994 and not included in the table above was $1,031,000.

DEPOSITS

     Primarily core deposits are used to fund interest-earning assets. The Corporation has a lower volume of interest-free checking accounts than its peer group which is typical for its market area. This results in an overall higher cost of funds than peer average. The accompanying tables show the relative composition of the Corporation's average deposits and the change in average deposit sources during the last three years.

AVERAGE DEPOSITS ($000s)
                                         1994        1993        1992

Demand                              $  24,797   $  21,093   $  16,537
Interest bearing checking              26,764      30,895      25,674
Savings                                95,655      85,865      51,528
Other time                             89,431      96,045      85,012
Certificates-$100,000 and
over                                   10,229      10,661      11,091
   Total average deposits           $ 246,876   $ 244,559   $ 189,842


DISTRIBUTION OF AVERAGE
DEPOSITS                                 1994        1993        1992

Demand                                 10.04%       8.63%       8.72%
Interest bearing checking              10.84%      12.63%      13.52%
Savings                                38.75%      35.11%      27.14%
Other time                             36.23%      39.27%      44.78%
Certificates-$100,000 and
 over                                   4.14%       4.36%       5.84%
   Total                              100.00%     100.00%     100.00%


CHANGE IN AVERAGE DEPOSIT             1993 to     1992 to
SOURCES ($000s)                          1994        1993

Demand                               $ 3,704     $ 4,556
Interest bearing checking             (4,131)      5,221
Savings                                9,790      34,337
Other time                            (6,614)     11,033
Certificates-$100,000 and
over                                    (432)       (430)
   Total                               $2,317     $54,717

CAPITAL RESOURCES

     The Corporation maintains a relatively high level of capital as a margin of safety for its depositors and shareholders. At December 31, 1994, shareholders' equity was $20,214,000 compared to $19,355,000 at December 31, 1993, an increase of $859,000 or 4.44%. The increase in capital during 1994 was due to retention of earnings, but this was partially offset by the recognition, in accordance with Financial Accounting Standard Number 115, of Unrealized Losses on Securities Available for Sale totalling $1,492,000 at December 31, 1994.

     The following table presents dividend payout ratios for the past three years.


                                      1994     1993      1992
Total dividends declared
as a percentage of net income         27.18%    30.36%    39.06%

Common dividends
declared as a percentage of
earnings per common share             25.37%    28.16%    37.85%



     The Federal Reserve Board's capital adequacy guidelines require a minimum primary capital ratio of 5.5%. At December 31, 1994, the Corporation's primary capital (shareholders' equity plus the allowance for possible loan losses) was $21,751,000 or 6.95% of total assets.

     The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The guidelines also define and set minimum capital requirements (risk-based capital ratios). Banks are required to have core capital (Tier 1) of at least 4.0% of risk-weighted assets and total capital of 8.0% of risk-weighted assets. Tier 1 capital consists principally of shareholders' equity less goodwill, while total capital consists of core capital, certain debt instruments and a portion of the reserve for loan losses. At December 31, 1994, the Corporation had a Tier 1 capital ratio of 12.26% and a total capital ratio of 13.21%, well above the regulatory minimum requirements.

     National banks must maintain a total assets leverage ratio of at least 3.0%. The total assets leverage ratio is calculated by dividing capital less intangibles into assets, net of intangibles. In many cases, regulators require an additional cushion of at least 1.0% to 2.0%. At December 31, 1994, the Corporation's Tier One leverage ratio was 6.36%.

LIQUIDITY AND INTEREST RATE SENSITIVITY

     The Corporation meets its liability based needs through the operation of Belmont National Bank's branch banking network that gathers demand and retail time deposits. The Bank also acquires funds through repurchase agreements and overnight federal funds that provide additional sources of liquidity. Total deposits increased by $12.7 million, or 5.22%, from the end of 1993 to 1994. Short term borrowings increased by $31.8 million over the same period. Average deposits increased .95% during 1994 compared to 1993.

     The Corporation also has unused lines of credit with various correspondent banks totaling $7.7 million which may be used as an alternative funding source.

INTEREST RATE SENSITIVITY

     The Corporation's net interest revenue can be vulnerable to wide fluctuations arising from a change in the general level of interest rates to the degree that the average yield on assets responds differently to such a change than does the average cost of funds. To maintain a consistent earnings performance, the Corporation actively manages the repricing characteristics of its assets and liabilities to control net interest income rate sensitivity.

     The mismatching of asset and liability repricing characteristics in specific time frames is referred to as interest rate sensitivity gaps. Mismatching or "gapping" can be profitable when the term structure of interest rates (the yield curve) is positive, i.e. short term yields are lower than long term yields, but gapping entails an element of risk, particularly in volatile markets. An institution is said to have a negative gap when its liabilities reprice in a shorter time period than its assets. A positive gap exists when assets reprice more quickly than liabilities. A negative gap in a period when the general level of interest rates is declining will produce a larger net interest income spread than would be the case if all assets and liabilities were perfectly matched. Conversely, net interest income will be adversely affected by a negative gap position in a period when the general level of interest rates is rising. Gaps, therefore, must be prudently managed.

     The Corporation examines its interest rate sensitivity position by categorizing the balance sheet into respective repricing time periods similar to those shown on the accompanying table. Repricing of certain assets, such as installment loans, mortgage loans and leases, is based upon contractual amortization or repricing, although experience indicates that they reprice more quickly due to early payoffs. Mortgage-backed securities are included in maturity/repricing categories based upon historical prepayment speeds. Based upon historical deposit rate relationships, savings and interest bearing checking are partially included in the non-rate sensitive category since rate changes on these products are not completely sensitive to fluctuations in the interest rate environment.

     Asset/liability management encompasses both interest rate risk and liquidity management. The resulting net cumulative gap positions reflect the Corporation's sensitivity to interest rate changes over time. The calculation is a static indicator and is not a net interest income predictor of a dynamic business in a volatile environment. As a static indicator, the gap methodology does capture major trends.

Rate Sensitivity Analysis-December 31, 1994 ($000s)

                     Maturing or Repricing
                                                                                        Non-rate
                                                                  Total                 Sensitive
                                   31-90     91-180    181-365    1 year      1-5       & over
                        1-30 days  days      days       days      & under     years     5 years     Total

Interest earning
assets:
Loans and leases         $ 44,985  $ 4,577   $ 4,461   $ 11,764   $  65,787   $ 16,606  $ 64,703   $ 147,096
Investment securities       1,665   14,228    12,561     12,358      40,812     41,748     9,903      92,463
Securities available
for sale                       -         -         -         -           -      35,170    13,962      49,132
Securities in trading
account                        -         -         -         -           -        -         -           -
   Total interest
   earning assets        $ 46,650  $18,805   $ 17,022  $ 24,122   $ 106,599   $ 93,524  $ 88,568   $ 288,691


Interest bearing
liabilities:
Interest checking            $ -       $ -       $ -       $ -         $ -      $ -     $ 26,273   $  26,273
Savings                    24,163        -         -         -       24,163        -       59,860     84,023
Certificates-$100,000
and over                    2,136    1,561     3,073      2,182       8,952      3,036       102      12,090
Other time                  6,806   10,834    30,066     18,070      65,776     36,727     3,765     106,268
Short term borrowings      35,498         -        -          -      35,498        -         -        35,498
   Total interest
   bearing liabilities   $ 68,603  $12,395   $ 33,139  $ 20,252    $134,389   $ 39,763  $ 90,000   $ 264,152
Rate sensitivity gap      (21,953) $ 6,410    (16,117) $  3,870    $(27,790)  $ 53,761    (1,432)  $  24,539
Cumulative gap            (21,953) (15,543)   (31,660)  (27,790)              $ 25,971  $ 24,539
Cumulative gap as a
  percentage of
  interest earning
  assets                   -7.60%    -5.38%   -10.97%    -9.63%                  9.00%      8.50%


Interest bearing checking and savings deposits that have no contractual maturity are scheduled in the table above according to Management's best estimate of their repricing sensitivity to changes in market rates. If all of these deposits had been included in the 1-30 days category above, the cumulative gap as a percentage of earning assets would have been negative 37.44%, 35.22%, 40.80%, 39.46%, 20.84%
and positive 8.50%, respectively, for the 1-30 days, 31-90 days, 91-180 days, 181-365 days, 1-5 years, and greater than 5 years categories at December 31, 1994.

FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENTS 114 AND 118

     Statements of Financial Accounting Standards No. 114 (FAS 114) "Accounting by Creditors for Impairment of a Loan" and No. 118 (FAS 118) "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" are effective for financial statements for fiscal years beginning after December 15, 1994. FAS 114 and 118 address the accounting by creditors for impairment of a loan and loans that are restructured in a troubled debt restructuring. The Corporation will adopt these standards in the first quarter of 1995. It is estimated that such adoption will have no material effect on the earnings or financial condition of the Corporation.

ITEM 8 - FINANCIAL STATEMENTS & SUPPLEMENTARY DATA

     The annual report of Belmont Bancorp. is hereby incorporated by reference and appears as Exhibit 2. Management's report on their responsibility for financial reporting is included in the Corporation's annual report.

ITEM 9 - DISAGREEMENT OF ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                               PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


The information appearing in Belmont Bancorp.'s definitive proxy statement dated March 17, 1995 (Exhibit 3) is incorporated by reference in response to this item.

EXECUTIVE OFFICERS OF THE REGISTRANT AS OF JANUARY 1, 1994:

Name                          Age            Position
J. Vincent Ciroli, Jr.        49             President and Chief Executive Officer,
                                               Belmont Bancorp. & Belmont National Bank
William Wallace               39             Vice President, Belmont Bancorp.;
                                             Executive Vice President & Chief
                                             Operating Officer, Belmont National
                                             Bank
Jane R. Marsh                 33             Secretary, Belmont Bancorp.;
                                             Senior Vice President, Controller &
                                             Cashier, Belmont National Bank

      Each of the officers listed above has been an executive officer of the Corporation or one of its subsidiaries during the past five years.

ITEM 11 - EXECUTIVE COMPENSATION

     The information appearing in Belmont Bancorp.'s definitive proxy statement dated March 17, 1995 (Exhibit 3) is incorporated by reference in response to this item.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The information appearing in Belmont Bancorp.'s definitive proxy statement dated March 17, 1995 (Exhibit 3) is incorporated by reference in response to this item.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information appearing in Belmont Bancorp.'s definitive proxy statement dated March 17, 1995 (Exhibit 3) is incorporated by reference in response to this item.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 21, 1995.

By  John H. Goodman, II, __________________     BELMONT BANCORP
      John H. Goodman, II, Chairman                    (Registrant)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

John A. Belot             John A. Belot____________     Director
J. Vincent Ciroli, Jr.    J. Vincent Ciroli, Jr.___     Director, President
                                                        & CEO;
                                                        Belmont Bancorp.
                                                        and Belmont
                                                        National Bank
William P. Goddard        William P. Goddard_______     Director
Mary L. Holloway Haning   Mary L. Holloway Haning___    Director
Charles J. Kaiser, Jr.    Charles J. Kaiser, Jr.______  Director
Terrence A. Lee           Terrence A. Lee__________     Director
Dana Lewis                Dana Lewis_____________       Director
Jane R. Marsh             Jane R. Marsh___________      Secretary, Belmont
                                                        Bancorp;
                                                        Sr. Vice President &
                                                        Controller,
                                                        & Cashier, Belmont
National Bank
James Miller              James Miller_____________     Director
W. Quay Mull, II          W. Quay Mull, II__________    Director
Tom Olszowy               Tom Olszowy____________       Director
Keith Sommer              Keith Sommer___________       Director
William Wallace           William Wallace__________     Director &
                                                        Vice President;
                                                        Executive Vice
                                                        President & COO,
                                                        Belmont National Bank
Charles A. Wilson, Jr.    Charles A. Wilson, Jr._____   Vice Chairman

John H. Goodman, II____________ Chairman of the Board
John H. Goodman, II             Director                 March 21, 1995

INDEX TO EXHIBITS

Exhibit 1 - Consent of Independent Certified Public Accountants
Exhibit 2 - Belmont Bancorp.'s 1994 Annual Report to Shareholders
Exhibit 3 - Belmont Bancorp.'s Proxy Statement to Shareholders, dated
            March 17, 1995
Exhibit 27 - Financial Data Schedule