Form 10-Q
period 1995-03-31
BELMONT BANCORP
filed 1995-05-11
CIK 726294

U.S. Securities and Exchange Commission
                   Washington, D.C.  20549

                          Form 10-Q

            For the Quarter Ended March 31, 1995



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT
     For the transition period from ___________________ to
__________________

               Commission file number 0-12724

                      Belmont Bancorp.
                     An Ohio Corporation
             IRS Employer ID number - 34-1376776
                       325 Main Street
                   Bridgeport, Ohio  43912
                  Telephone (614) 695-3323


     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No ___

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


                Common Stock, $0.50 par value,
                2,114,644 shares outstanding
                     as of May 11, 1995

                          FORM 10-Q
                      BELMONT BANCORP.
                Quarter Ending March 31, 1995

                            INDEX


Part I.  Financial information

Financial highlights

Management's report on financial statements


Consolidated Statements of Condition - March 31, 1995,
   December 31, 1994, and March 31, 1994


Consolidated Statements of Income-Three Months
   Ended March 31, 1995  and March 31, 1994


Consolidated Statements of Cash Flows-Three Months
   Ended March 31, 1995 and March 31, 1994


Consolidated Statements of Changes in Shareholders' Equity
   Three Months Ended March 31, 1995 and Year Ended
   December 31, 1994


Notes to the Consolidated Financial Statements


Management's Discussion and Analysis of Financial Condition and
     Results of Operations


Part II - Other Information

Legal Proceedings

Changes in Securities

Defaults upon Senior Securities

Submission of Matters to a Vote of Security Holders

Other Information

Signature page

BELMONT BANCORP. AND
SUBSIDIARIES
Financial Highlights
March 31                         1995        1994         % Change
Earnings and dividends
($000's)
Net income                          $1,006        $641        56.9
Operating earnings (1)               1,242         844        47.2
Cash dividends declared on
common stock                           222         178        24.7
Per common share (2):
Net income                         $0.4663     $0.2937        58.8
Cash dividends declared             0.1050      0.0840        25.0
Book value                            9.86        8.62        14.5
Market price :
  High                               36.00       22.00        63.6
  Low                                30.00       21.00        42.9
At quarter-end ($000's)
Assets                            $309,532    $271,934        13.8
Loans and leases                   146,908     130,226        12.8
Deposits                           258,774     239,639         8.0
Stockholders' equity                21,860      19,215        13.8
Key Ratios
Return on average assets             1.28%       0.95%        35.4
Return on average common            19.87%      13.40%        48.3
shareholders' equity
Net interest margin (TE)             4.55%       3.96%        14.9
Number of shares (2)             2,114,644   2,114,332         0.0
Number of full time equivalent
employees                            112.0       107.0         4.7
Total assets per FTE
employee                            $2,764     $ 2,541         8.7

<F1>
(1) Operating earnings are defined as earnings before income taxes minus securities and trading gains or plus securities and trading losses.
<F2>
(2) Per common share amounts (except for market prices) have been restated for the effect of a 25% common stock dividend paid in July 1994 and a 100% common stock dividend to be distributed May 8, 1995.

PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS

     The following consolidated financial statements and related notes of Belmont Bancorp. and subsidiaries were prepared by management which has the primary responsibility for the integrity of the financial information. The statements are prepared in conformity with generally accepted accounting principles appropriate in the circumstances, and include amounts that are based on management's best estimates and judgments. Financial information elsewhere in the quarterly report is prepared on a basis consistent with that in the financial statements.

     In meeting its responsibility for the accuracy of the financial statements, management relies on the Corporation's comprehensive system of internal accounting controls. This system provides reasonable assurance that assets are safeguarded and transactions are recorded to permit the preparation of appropriate financial information. The system of internal controls is characterized by an effective control oriented environment within the Corporation which is augmented by written policies and procedures, internal audits and the careful selection and training of qualified personnel.

     The functioning of the accounting system and related internal accounting controls is under the general oversight of the Audit Committee of the Board of Directors which is comprised of five outside directors. The accounting system and related controls are reviewed by a program of internal audits and by the Corporations' independent accountants. The Audit Committee meets regularly with the internal auditor and the independent public accountants to review the work of each and ensure that each group is properly discharging its responsibilities. In addition, the Committee reviews and approves the scope and timing of the internal and external audits and any findings with respect to the system of internal controls. Reports of examinations conducted by federal regulatory agencies are also reviewed by the Committee.

     The annual consolidated financial statements of Belmont Bancorp. and subsidiaries will be examined by S.R. Snodgrass A.C., the Corporation's independent certified public accountants. Their examination will be conducted in accordance with generally accepted auditing standards and will include a review of internal controls and a test of transactions in sufficient detail to allow them to report on the fair presentation of the consolidated operating results and financial condition of Belmont Bancorp. and subsidiaries.



BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Belmont Bancorp. and its subsidiaries, Belmont National Bank and
Belmont Financial Network.

CONSOLIDATED BALANCE SHEET
(Unaudited) ($ expressed in 000s)

BELMONT BANCORP.
                                            March 31, December  March 31,
                                                      31,
                                            1995      1994      1994
ASSETS
Cash and due from
banks                                         7,885    11,770     7,676
Federal funds sold                                0         0       260
Securities available-
for-sale                                     53,088    49,132    43,463
Securities in trading
account                                           0         0         0
Securities held to
maturity (market value
of $87,500, $86,828 and
$76,201, respectively)                       90,104    92,463    78,124
Loans                                       146,908   147,096   130,226
Less allowance for
possible loan losses                          1,931     1,537     1,457
   Net loans                                144,977   145,559   128,769
Premises and equipment, net                   4,894     4,648     4,357
Other real estate owned                         586       586        69
Accrued income receivable                     2,065     2,133     1,789
Other assets                                  5,933     6,672     7,427
     Total assets                           309,532   312,963   271,934

LIABILITIES
Non-interest bearing
deposits:
   Demand                                    24,420    27,269    22,524
Interest bearing
deposits:
   Demand                                    24,861    26,273    27,708
   Savings                                   77,627    84,023   102,905
   Time                                     131,866   118,358    86,502
     Total deposits                         258,774   255,923   239,639
Short term borrowings                        27,386    35,498    12,076
Accrued interest on
deposits and other
borrowings                                      771       590       480
Other liabilities                               741       738       524
     Total liabilities                      287,672   292,749   252,719

SHAREHOLDERS' EQUITY
Preferred stock -
authorized, 90,000
shares with no par value;
issued and outstanding, none                      0         0         0
Senior cumulative
preferred stock- authorized,
issued and outstanding
10,000 shares with a
$100 par value                                1,000     1,000     1,000
Common stock - $0.50
par value, 8,900,000 shares
authorized;
2,115,060 issued                              1,057     3,777     3,023
Surplus                                       7,253     5,061     5,061
Treasury stock (424
shares and 728 shares,
respectively)                                   (8)       (8)       (7)
Retained earnings:
   Unappropriated                            11,790    11,026     9,873
   Appropriated for contingencies               850       850       850
   Stock dividend to
   be distributed                               529         0         0
   Net unrealized loss
   on securities
   available for sale                         (611)   (1,492)     (585)
     Total Shareholders' equity              21,860    20,214    19,215

     Total liabilities
     and shareholders' equity               309,532   312,963   271,934

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) ($ expressed in 000s except per share amounts)

BELMONT BANCORP.


                                 Three Months
                                 Ended               Increase
                                 3/31/95 3/31/94     (Decrease)

INTEREST INCOME
Loans & lease financing:
   Taxable                       $3,346    $ 2,608   $  738
   Tax-exempt                        58         40       18
Investment securities:
   Taxable                        2,099      1,354      745
   Tax-exempt                       355        229      126
Dividends                             1          1        -
Interest on trading securities        -          -        -
Interest on federal funds sold       17          3       14
   Total interest income          5,876      4,235    1,641

INTEREST EXPENSE
Deposits                          2,249      1,825       424
Short-term borrowings               497         62       435
   Total interest expense         2,746      1,887       859

Net interest income               3,130      2,348       782

Provision for possible loan
losses                              400        250       150
Net interest income after
provision for possible loan
losses                            2,730      2,098       632

NON-INTEREST INCOME
Trust fees                          183        132        51
Service charges on deposits
and loan accounts                   153        138        15
Other operating income              116        120       (4)
Investment securities gains
(losses)                              1        (3)         4
Gains (losses) on securities
available for sale                  126         18       108
Trading gains(losses)                 -          -         -
   Total non-interest income        579        405       174

NON-INTEREST EXPENSE
Salary and employee benefits        805        634       171
Net occupancy expense of
premises                            147        140         7
Equipment expenses                  177        143        34
Other operating expense             811        727        84
   Total non-interest expense     1,940      1,644       296

Income before income taxes        1,369        859       510

Income taxes
                                    363        218       145
NET INCOME                       $1,006   $    641   $   365

Weighted average number of    2,114,644  2,114,332
shares outstanding

EARNINGS PER COMMON SHARE       $0.4663   $ 0.2937

CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended March 31
 (Unaudited) ($ expressed in 000s)

BELMONT BANCORP.
                                       1995      1994
OPERATING ACTIVITIES:

Net income                                1,006       641

Adjustments to reconcile net
income to net cash flows
provided by operating activities:
Provision for loan losses                   400       250
Depreciation expense                        149       124
Amortization of investment
security premiums                           242       664
Accretion of investment security
discounts                                 (127)      (63)
Investment and trading securities
(gains) losses                            (128)      (15)
Proceeds  on sale of securities
available for sale                       27,113     7,383
Purchase of securities available
for sale                                (31,555)   (6,289)
Loss (Gain)  on sale of fixed assets          4         0
Gain on sale of loans                      (10)         0
(Increase) decrease in
interest receivable                          68      (76)
Increase (decrease) in interest
payable                                     181        27
Others, net                                 290       121
   NET CASH PROVIDED BY
     OPERATING ACTIVITES                (2,367)     2,767

INVESTING ACTIVITIES:
Proceeds from maturities and calls of
investment securities                       981       511
Purchases of investment securities         (762)  (15,194)
Principal collected on mortgage-
backed securities                         3,973    11,390
Net (increase) decrease in loans and
leases, net of charge offs               (1,459)   (5,416)
Proceeds on loans sold                    1,740         0
Loans purchased                            (94)         0
Recoveries on loans previously                6        12
charged off
Purchases of fixed assets                  (404)      (21)
Proceeds on sale of fixed assets              4         0
   NET CASH USED BY
      INVESTING ACTIVITIES                3,985    (8,718)

FINANCING ACTIVITIES:
Net increase (decrease) in deposits       2,851    (3,593)
Net increase (decrease) in
short-term borrowings                    (8,112)    8,367
Dividends paid on common and
and preferred stock                        (242)     (203)
Sale of treasury stock                        0         7
   NET CASH PROVIDED BY FINANCING
   ACTIVITIES                            (5,503)    4,578

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                      (3,885)   (1,373)

Cash and Equivalents, Beginning          11,770     9,309
Cash and Equivalents, Ending              7,885     7,936


CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited) ($ expressed in 000s)

BELMONT BANCORP.
                                              Year Ended December 31, 1993 and
                                              Three Months Ended March 31, 1995
                                                                                               Unrealized
                                                                        Stock                  Loss on
                                                     Retained Earnings  Dividend               Securities
                         Preferred  Common           Unappro- Appro-    to be        Treasury  Available-
                         Stock      Stock   Surplus  priated  priated   Distributed    Stock   for-Sale
Balance,
December
31, 1993                  1,000      2,749   3,647    11,122   850            0        (13)          0
Effect of adopting
SFAS 115                                                                                             6
10% Common stock
dividend at fair
market value                           274   1,413    (1,687)
25% Common stock
dividend at
par value                              754              (754)
1994 Net income                                        3,234
  Cash dividends
  declared:
   Preferred stock                                       (80)
   Common stock
   ($0.3780 per share)                                  (799)
   Cash paid in lieu-                                    (10)
   stock dividends
Change in unrealized
loss-securities
available for sale                                                                              (1,498)
Sale of treasury
stock                                            1                                        5
Balance, December 31,
1994                      1,000      3,777   5,061    11,026   850                       (8)    (1,492)
  100% Common stock
  dividend to be
  distributed
  at par value                              (3,775)                       3,775
  1995 Net income                                      1,006
  Cash dividends
  declared:
     Preferred stock                                     (20)
     Common stock
     ($0.1050 per share)                                (222)
  Change in unrealized
  loss-Securities
  available-for-sale                                                                               881
Change in par value                 (2,720)  5,967                       (3,246)
Balance,
March 31, 1995            1,000      1,057   7,253    11,790   850          529          (8)      (611)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     The foregoing financial statements are unaudited, however, in the opinion of Management, all adjustments necessary for a fair
presentation of the financial statements have been included.   A
summary of the Corporation's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for 1994.

     Related party transactions - The Corporation's and it Subsidiaries' directors and officers and their associates were customers of, and had other transactions with, the subsidiary bank in the ordinary course of business during 1995. All loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility.

     On February 21, 1995, the Board of Directors declared a 2 for 1 stock split payable in the form of a 100% common stock dividend subject to the approval by the shareholders at the annual meeting of an amendment to the Corporation's Articles of Incorporation to increase the number of authorized shares of capital stock to 9,000,000 shares of which 8,900,000 would be designated as common stock. Approval for this proposal was received at the annual meeting held April 18, 1995. In addition, the shareholders approved an amendment to the Corporation's Articles of Incorporation to reduce the par value of its common stock from $3.57 per share to $0.50 per share. These amendments are reflected in the accompanying financial statements as of March 31, 1995. All references in the accompanying financial statements to the number of common shares and per share amounts for 1994 and for the first quarter of 1995 have been restated to reflect the stock dividend to be paid on May 8, 1995 to shareholders of record May 1, 1995. It is expected that as a result of the stock dividend, 1,057,322 additional shares will be issued.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SUMMARY

     The net income of Belmont Bancorp. for the three months ended March 31, 1995 increased 56.9% to $1,006,000, compared to $641,000 for the first three months of 1994. Earnings per common share were $0.47 for the first three months of 1995, compared to $0.29 for the corresponding period last year, an increase of 62.1%. Operating earnings increased to $1,242,000 for the three months of 1995, up 47.2% from $844,000 for the same period last year.

     The following table presents the return on average shareholders' equity and the return on average assets for comparative periods of 1995 and 1994.

                             Quarter ended
                             March 31,
($000s)                      1995       1994
Return on average assets         1.28%     0.95%
Return on
shareholders' equity            19.30%    13.12%
Return on average
common equity                   19.87%    13.40%

Average assets                $313,890  $270,791
Average shareholders'
equity                         $20,854   $19,543

     Average assets increased $43.1 million from $270.8 million to $313.9 million from March 31, 1994 to March 31, 1995. Average shareholders' equity increased $1.3 million through the retention of earnings.


NET INTEREST INCOME

     A major share of the Corporation's income results from the spread between income on earning assets and interest expense on
the liabilities used to fund those assets.   Net interest income
is affected by changes in interest rates and the amounts and distributions of interest earning assets and interest bearing liabilities outstanding. Net interest margin is net interest income divided by the average earning assets outstanding. A third frequently used measure is net interest rate spread which is the difference between the average rate earned on assets and the average rate paid on liabilities without regard to the amounts outstanding in either category.

     Table 1, Consolidated Average Balance Sheets and Analysis of Net Interest Income, compares interest revenue and interest earning assets outstanding with interest cost and liabilities outstanding for the three months ended March 31, 1995, 1994 and 1993. The table contains net interest income, net interest margin and net interest rate spread for each period. All three of these measures are reported on a taxable equivalent basis.

     The taxable equivalent yield on interest earning assets increased from 7.00% during the first quarter of 1994 to 8.31% in 1995, an increase of 131 basis points. (A basis point (bp) is equivalent to .01%.) The cost of interest bearing liabilities rose 80 basis points from 3.38%% during the first quarter of 1994 to 4.18% in 1995. The net interest margin increased from 3.96% to 4.55% during the comparative quarters.

     Table 2, Analysis of Net Interest Income Changes, separates the dollar change in the Corporation's net interest income into three components: changes caused by (1) an increase or decrease in the average asset and liability balances outstanding (volume);
(2) the changes in average yields on interest earning assets and average rates for interest bearing liabilities (yield/rate); and
(3) combined volume and yield/rate effects (mix).

TABLE 1. -  CONSOLIDATED AVERAGE BALANCE SHEETS AND
ANALYSIS OF NET INTEREST INCOME
(Fully Taxable Equivalent Basis) ($000's)

                                            Three Months Ended March 31,
                           1995                         1994                        1993
                 Average            Average   Average            Average  Average            Average
                 Out-      Revenue/ Yield/    Out-      Revenue/ Yield/   Out-      Revenue/ Yield/
                 standing   Cost    Rate      standing  Cost     Rate     standing  Cost     Rate
Assets
Interest earning
assets
Loans and
leases           $147,013    $3,431   9.46%   $127,892    $2,667   8.46%  $114,503    $2,617   9.27%
Securities
Taxable           122,429     2,099   6.95%    107,404     1,355   5.12%   116,880     1,418   4.92%
Exempt from
income tax         25,177       515   8.30%     16,636       329   8.02%    12,298       263   8.67%
Trading
account assets          0         0   0.00%          0         0   0.00%         0         0   0.00%
Federal funds
sold                1,191        17   5.79%        468         3   2.60%     1,791        14   3.17%
Interest
bearing
deposits                0         0   0.00%          0         0   0.00%       102         1   3.98%
Total interest
earning assets    295,810     6,062   8.31%    252,400     4,354   7.00%   245,574     4,313   7.12%
Cash and due
from banks          8,472                        8,168                       7,500
Other assets       13,165                       11,736                      11,440
Valuation
allowance-
available for
sale
securities        (1,869)                         (10)                           0
Allowance for
possible loan
loss              (1,688)                      (1,503)                      (1,135)
Total assets      313,890                      270,791                      263,379

Liabilities
Interest
bearing
liabilities
Interest
checking           25,070       144    2.33%    27,274       142   2.11%    31,422       206   2.66%
Savings            80,203       590    2.98%   101,197       750   3.01%    72,351       600   3.36%
Other time
deposits          125,391     1,515    4.90%    89,186       933   4.24%   118,249     1,437   4.93%
Short term
borrowings         35,507       497    5.68%     8,537        62   2.95%     3,511        24   2.77%
Total interest
bearing
liabilities       266,171     2,746    4.18%   226,194     1,887   3.38%   225,533     2,267   4.08%
Demand deposits    25,274                       23,508                      18,972
Other
liabilities         1,591                        1,546                       1,338
Total
liabilities       293,036                      251,248                     245,843
Shareholders'
equity             20,854                       19,543                      17,536
Liabilities &
shareholders'
equity            313,890                      270,791                     263,379
Net interest
income
margin on a
taxable
equivalent
basis                         3,316   4.55%                2,467   3.96%               2,046   3.38%
Net interest
rate spread                           4.13%                        3.61%                       3.05%
Interest bearing
liabilities
to interest
earning assets                       89.98%                       89.62%                      91.84%

TABLE 2. - ANALYSIS OF NET INTEREST INCOME CHANGES
(Taxable Equivalent Basis) ($000's)

                     Three Months Ended March 31, 1995
                     1995 Compared to 1994            1994 Compared to 1993
                     Volume    Yield    Mix  Total    Volume    Yield    Mix  Total
Increase (Decrease)
in Interest Income:
Loans and Leases       $399     $318    $48   $765      $306   ($229)  ($27)    $50
Securities:
Taxable                 190      486     68    744     (115)       57    (5)   (63)
Exempt from
income taxes            169       11      6    186        93     (20)    (8)     65   Income Taxes
Federal Funds Sold        5        4      5     14      (10)      (3)      2   (11)
Interest bearing
deposits                  0        0      0      0       (1)      (1)      1    (1)             Deposits
Total Interest
Income Change           763      819    127  1,709       273    (196)   (37)     40
Increase (Decrease)
in Interest Expense:
Interest Checking      (11)       15    (2)      2      (27)     (42)      6   (63)
Savings               (156)      (6)      1  (161)       239     (64)   (25)    150
Other Time
Deposits                379      145     59    583     (353)    (200)     49  (504)
Short Term
Borrowings              196       57    182    435        34        1      2     37
Total Interest
Expense Change          408      211    240    859     (107)    (305)     32   (380)
Increase (Decrease)
in Net Interest
Income on a Taxable
Equivalent Basis       $355     $608  ($113)  $850      $380     $109  ($69)    $420
(Increase) Decrease
in Taxable
Equivalent
Adjustment                                    (68)                              (23)
Net Interest Income
Change                                        $782                              $397

OTHER OPERATING INCOME

     Other operating income, excluding securities gains and losses, increased 15.9%, or $62,000, and totaled $452,000 for the first three months of 1995, compared to $390,000 for the respective period last year. Changes in various categories of other income are depicted in the table below.

                            Three months ended March 31,
($000s)                       1995     1994   % Change
Trust fees                    $183     $132    38.6%
Service charges on
deposits                       130      123     5.7%
Other service charges and
fees                            23       15    53.3%
Other income                   116      120    -3.3%
     Subtotal                  452      390    15.9%
Security gains (losses)          1      (3)   133.3%
Gains (losses) securities
    available for sale         126       18   600.0%
     Total                    $579     $405    43.0%

INVESTMENT SECURITIES

     The amortized cost and estimated market values of securities held to maturity at March 31, 1995 are as follows:

                                          Gross       Gross       Estimated
                               Amortized  Unrealized  Unrealized  Market
($000s)                         Cost      Gains       Losses      Value
U.S. Treasury securities and
obligations of U.S.
Government corporations and
agencies                        $4,342      $0          $240       $4,102
Obligations of states and
political subdivisions          23,672     118           691       23,099
Mortgage-backed securities      49,954       4         1,331       48,627
Mortgage derivatives            12,136      15           479       11,672
     Total                     $90,104    $137        $2,741      $87,500

     Included in obligations of U.S. Government corporations and agencies are two structured notes. One of these notes (book value of $1,000,000 and an estimated market value of $979,000) was called for early redemption at par value in April 1995. The other structured note (book value of $976,000 and an estimated market value of $973,000) stepped up from a coupon of 4.90% to 6.61% during March 1995; there will be no further rate adjustments on this note.

     The amortized cost and estimated market values of securities available for sale at March 31, 1995 are as follows:
                                         Gross      Gross       Estimated
                               Amortized Unrealized Unrealized  Market
($000s)                         Cost     Gains      Losses      Value
U.S. Treasury securities and
obligations of U.S.
Government corporations and
agencies                       $11,494    $0         $54        $11,440
Obligations of states and
political subdivisions             179     0           0            179
Mortgage-backed securities      39,144    39         816         38,367
Mortgage derivatives             1,103     3          98          1,008
Marketable equity securities     2,094     0           0          2,094
     Total                     $54,014   $42        $968        $53,088

     The mortgage derivatives are comprised solely of collateralized mortgage obligations. Market factors and prepayment speeds can have an impact on the yield and average lives of mortgage-backed securities including mortgage derivatives.


OPERATING EXPENSES

     Successful expense control is an essential element in maintaining the Corporation's profitability. Historically, when comparing the Corporation to various peer groups, the overhead costs of the Corporation have been significantly lower than peer. The following table shows the dollar amounts and growth in various components of operating expenses.

                        Three months ended March 31,
($000s)                   1995     1994    % Change
Salaries and
wages                       $560     $494  13.4%
Employee benefits            245      140  75.0%
Net occupancy expense        147      140   5.0%
Equipment expense            177      143  23.8%
Other operating expenses     811      727  11.6%
     Total                $1,940   $1,644  18.0%

     Equipment expense increased 23.8% during the first three months of 1995 compared to last year. This increase is primarily attributable to changing the method of data processing for the subsidiary bank from an third party vendor to an in-house system which required the purchase of additional data processing equipment. Employee benefits included an increase in the rate of accrual for the contribution to the subsidiary bank's defined contribution profit sharing plan as well as increases in payroll taxes and insurance benefits.

PROVISION AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

     The Corporation provides as an expense an amount which reflects expected loan losses. This provision is based on the growth of the loan and lease portfolio and on historical loss experience. The expense is called the provision for possible loan losses in the Consolidated Statement of Income. Actual losses on loans and leases are charged against the allowance built up on the Consolidated Balance Sheet through the allowance for possible loan losses. The amount of loans and leases actually removed as assets from the Consolidated Balance Sheets is referred to as charge-offs and, after netting out recoveries previously charged-off assets, becomes net charge-offs.

     For the first three months of 1995, $400,000 was added to the allowance and charged to expense compared to $250,000 in 1994. At
March 31, 1995, the allowance for possible loan losses to total loans and leases was 1.31% compared to 1.12% last year. The ratio of the Allowance for Possible Loan Losses to underperforming assets increased to 262.01% at March 31, 1995, up from 60.99% last year. The following table details the Allowance for Possible Loan
Losses and also includes various loan charge off statistics for 1995 and 1994

                                Three months ended March 31,
($000s)                              1995       1994
Balance, beginning of period          $1,537      $1,617
Provision for possible loan
losses                                   400         250
Loans charged-off                         11         422
Recoveries on loans previously
charged-off                                5          12
     Net charge offs                       6         410

Balance, end of period                $1,931      $1,457

                                       March 31, 1995   March 31, 1994
Loans and leases outstanding
at period                              $146,908         $130,226
Average loans and leases               $147,013         $127,892
Annualized net charge offs as a
percent of:
Average loans and leases                  0.02%            1.28%
Total loans at end of period              0.02%            1.26%
Reserve for possible
loan losses                               1.24%          112.56%
Reserve for possible loan losses
to:
   Average loans and leases               1.31%            1.14%
   Total loans at end of period           1.31%            1.12%
   Under-performing assets              262.01%           60.99%

UNDER-PERFORMING ASSETS

     Under-performing assets consist of (1) non-accrual loans, leases and debt securities on which the ultimate collectibility of the full amount of interest is uncertain, (2) loans and leases past due ninety days or more as to principal or interest and (3) other real estate owned. A summary of under-performing assets at March 31 follows:

Under-performing assets            March 31,
($000s)                            1995         1994
Non-accrual loans and
leases                               $96        $2,297
Ninety days past due loans
and leases still accruing
interest                              55            23
Other real estate owned              586            69
     Total                          $737        $2,389

Restructured loans and
leases included in above
totals                                $0          $695
Restructured loans and
leases in compliance with
modified terms                       231           923

     Loans restructured and in compliance with modified terms are not included in total nonperforming assets.

     Asset quality has improved since the year ago period. Total under-performing assets declined from $2.4 million at March 31, 1994 to $0.7 million at March 31, 1995.


CAPITAL RESOURCES

     The Corporation maintains a relatively high level of capital as a margin of safety for its depositors and shareholders. At March 31, 1995, shareholders' equity was $21,860,000 compared to $20,214,000 at December 31, 1994 and $19,215,000 at March 31,
1994. The following table presents various capital ratios as of March 31:


March 31,                     1995   1994
Average shareholder's
equity to :
  Average assets               6.6%   7.2%
  Average deposits             9.2%   8.1%
  Average loans and
  leases                      14.2%  15.3%
Primary capital                7.7%   7.6%
Risk-based capital
ratio:
   Tier 1                     12.8%  16.2%
   Total                      14.0%  17.1%
Leverage ratio                 6.7%   6.5%


     The Federal Reserve Board's capital adequacy guidelines require a minimum primary capital ratio of 5.5%. At March 31, 1995, the Corporation's primary capital (shareholders' equity plus the allowance for possible loan loans) was $23,791,000 or 7.7% of total assets.

     The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The guidelines also define and set minimum capital requirements (risk-based capital ratios). Banks are required to have core capital (Tier 1) of at least 4.0% or risk-weighted assets and total capital of 8.0% or risk-weighted assets. Tier 1 capital consists principally of shareholders' equity less goodwill, while total capital consists of core capital, certain debt instruments and a portion of the reserve for possible loan losses. At March 31, 1995, the Corporation had a Tier 1 capital ratio of 12.8% and a total capital ratio of 14.0%, well above regulatory minimum requirements.

     National banks are required to maintain Tier 1 capital in an amount equal to at least 3.0% of adjusted total assets, referred to as a total assets leverage ratio. At March 31, 1995, the Corporation's leverage ratio was 6.7%.
PART II - OTHER INFORMATION

Item 1.  Legal proceedings

None

Item 2.  Changes in securities

None

Item 3.  Defaults upon senior securities

None

Item 4.  Submission of matters to a vote of security shareholders

     The annual meeting of Belmont Bancorp. was held April
18, 1995. The following items were submitted to a vote of the shareholders:

Proposal Number 1:  Election of Directors

The following individuals were elected to serve on the Board of Directors Election of Directors for a three-year term expiring at the annual shareholders' meeting in 1998:

J. Vincent Ciroli, Jr., President & Chief Executive Officer
of Belmont Bancorp.
For               823,407.799
Against             1,665

John H. Goodman, II, Realtor, President of Goodman Group,
Inc.
For               767,887.934
Against             1,665

Keith A. Sommer, Attorney, Partner, Sommer, Sollovan,
Liberati & Shaheen
For               774,402.716
Against             1,665

James R. Miller, Vice President & General Manager Joy
Technologies, Inc.
For               777,354.907
Against             1,665

Other members of the Board of Directors are listed in the Corporation's proxy statement dated March 17, 1995 and which is hereby incorporated by reference.

Proposal Number 2:  To amend the Corporation's Amended
Articles of Incorporation to increase the number of authorized shares of capital stock from 1,850,000 shares to 9,000,000 shares. Of the 9,000,000 shares, 8,900,000 are designated as common stock and 100,000 are designated as preferred shares.

This proposal was approved as follows:

For               739,618.314
Against            40,793.538
Abstain            10,615.882

Proposal Number 3:  To amend the Corporation's Amended
Articles of Incorporation to reduce the par value of the common stock from $3.57 per share to $0.50 per share.

This proposal was approved as follows:

For               692,492.738
Against            60,675.182
Abstain            37,859.816

Proposal Number 4:  To amend the Corporation's Automatic
Dividend Reinvestment Plan to allow the agent to purchase authorized but unissued shares of common stock from the Corporation.

This proposal was approved as follows:

For               727,225.595
Against            49,791.323
Abstain            13,158.816

Proposal Number 5:  To ratify the appointment of S. R.
Snodgrass A.C. as independent auditors for the year ending
December 31, 1995.

This proposal was approved as follows:

For               776,915.607
Against            10,138.245
Abstain             3,973.882

Proposal Number 6: To transact other such business as may come before the meeting.

This proposal was approved as follows:

For                  752,616.781
Against               11,989.786
Abstain               26,421.167

Item 5.  Other information

None

Item 6.  Exhibits

None

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Belmont Bancorp.
                         (Registrant)


May 11, 1995                  s/ J. Vincent Ciroli, Jr.

                                 J. Vincent Ciroli, Jr.
                                 President & CEO