Form 10-Q
period 1995-06-30
BELMONT BANCORP
filed 1995-08-09
CIK 726294

U.S. Securities and Exchange Commission
                   Washington, D.C.  20549

                          Form 10-Q

             For the Quarter Ended June 30, 1995



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


                Common Stock, $0.50 par value,
                2,114,644 shares outstanding
                     as of July 26, 1995

                         FORM 10-QSB
                      BELMONT BANCORP.
                 Quarter Ending June 30,1995

                            INDEX


Part I.  Financial information

Financial highlights
Management's report on financial statements

Consolidated Statements of Condition - June 30, 1995,
     December 31, 1994, and June 30, 1994

Consolidated Statements of Income-Three Months and
     Six Months Ended June 30, 1995 and June 30, 1994

Consolidated Statements of Cash Flows-Six Months
     Ended June 30, 1995 and June 30, 1994

Consolidated Statements of Changes in Shareholders' Equity
     Six Months Ended June 30, 1995 and Year Ended
     December 31, 1994

Notes to the Consolidated Financial Statements

Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II - Other Information

Legal Proceedings
Changes in Securities
Defaults upon Senior Securities
Submission of Matters to a Vote of Security Holders
Other Information
Signature page


BELMONT BANCORP. AND SUBSIDIARIES
Financial Highlights

June 30                            1995       1994         % CHANGE

Earnings and Dividends ($000's)
Net Income                            $2,104     $1,433     46.8
Operating Earnings (1)                 2,666      1,826     46.0
Cash Dividends Declared on
Common Shares                            455        359     26.7
Per Common Share (2):
Net Income                             $0.98      $0.66     48.5
Cash Dividends Declared                0.215      0.168     28.0
Book Value                             10.47       8.85     18.4
Market Price for the Quarter:
  High                                 19.75       9.80    101.5
  Low                                  16.00       8.80     81.8
At Quarter-End ($000's)
Assets                              $310,644   $280,970     10.6
Loans and Leases                     155,199    134,455     15.4
Deposits                             249,547    247,753      0.7
Stockholders' Equity                  23,149     19,710     17.4
Key Ratios
Return on Average Assets               1.36%      1.04%     31.2
Return on Average Common
Shareholders' Equity                  20.01%     15.09%     32.6
Net Interest Margin                    4.60%      4.17%     10.3
Number of Shares (2)               2,114,644  2,114,536      0.0
Number of Full Time
Equivalent Employees                   112.0      108.0      3.7
Total Assets per FTE Employee      $   2,774  $   2,602      6.6

(1) Operating earnings are defined as earnings before income taxes minus securities and trading gains or plus securities and trading losses.

(2) Per common share amounts have been adjusted to reflect the effect of a 25% common stock dividend paid in July 1994 and a 100% common stock dividend paid in May 1995.

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

Consolidated Condensed Balance Sheet
(Unaudited)  ($000s except per share amounts)
                                               Belmont Bancorp. and Subsidiaries
                                               June 30,      December 31   June 30
                                               1995          1994          1994
ASSETS

    Cash and due from banks                    $   9,732     $  11,770     $   8,051
    Securities available for sale at
    market value                                  46,589        49,132        37,180
    Securities held to maturity                   87,927        92,463        89,833
    Loans                                        155,199       147,096       134,455
    Less allowance for possible
    loan losses                                    2,228         1,537         1,352
          Net loans                              152,971       145,559       133,103
    Premises and equipment, net                    4,930         4,648         4,324
    Other real estate owned                          579           586             -
    Accrued income receivable                      2,110         2,133         1,898
    Other assets                                   5,806         6,672         6,581
          Total Assets                           310,644       312,963       280,970

LIABILITIES
    Non-interest bearing deposits
           Demand                              $  25,645     $  27,269     $  24,853
     Interest-bearing deposits:
           Demand                                 25,826        26,273        26,637
           Savings                                79,016        84,023        97,525
           Time                                  119,060       118,358        98,738
           Total deposits                        249,547       255,923       247,753
      Short-term borrowings                       36,792        35,498        12,427
      Accrued interest on deposits
      and other borrowings                           713           590           609
      Other liabilities                              443           738           471
            Total liabilities                  $ 287,495     $ 292,749     $ 261,260

SHAREHOLDERS' EQUITY
Preferred stock - authorized 90,000 shares
with no par value; issued and outstanding,
none                                                   -             -             -
Senior cumulative preferred stock -
authorized, issued and outstanding
10,000 shares with a $100 par value            $   1,000     $   1,000     $   1,000
Common stock  - $0.50 par value, 8,900,000
shares authorized; 2,115,476 issued in 1995
and 1994                                           1,057         3,777         3,023
       Surplus                                     7,782         5,061         5,061
       Treasury stock (832 shares in 1995 and
       856 shares in 1994)                           (8)           (8)           (8)
       Retained earnings:
             Unappropriated                       12,635        11,026         9,709
             Appropriated for contingencies          850           850           850
       Stock dividend to be distributed                -             -           760
       Net unrealized loss on securities
       available for sale                          (167)       (1,492)         (685)
          Total shareholders' equity           $  23,149     $  20,214     $  19,710
          Total liabilities and shareholders'  $ 310,644     $ 312,963     $ 280,970

Consolidated Condensed Statement of Income
(Unaudited) ($000s except per share amounts)
                          Belmont Bancorp. and Subsidiaries
                          For the three            For the six
                          months ended             months ended
                          June 30      June 30     June 30    June 30
                          1995         1994        1995       1994
INTEREST INCOME
    Loans and lease
    financing
        Taxable              3,423        2,786       6,792      5,408
        Tax-exempt              74           47         132         87
    Investment
    securities:
        Taxable               1,913       1,570       4,012      2,924
        Tax-exempt              338         300         693        529
     Dividends                    1           -           2          1
     Interest on fed
     funds sold                  13           -          30          3
        Total interest
        income                5,762       4,703      11,661      8,952

INTEREST EXPENSE
      Deposits                2,339       1,902       4,588      3,727
      Short-term
      borrowings                309         137         806        199
         Total interest
         expense              2,648       2,039       5,394      3,926
         Net interest
         income               3,114       2,664       6,267      5,026
      Provision for
      possible loan losses      300         270         700        520
         Net interest
         income after
         provision for
         possible loan
         losses               2,814       2,394       5,567      4,506

NON-INTEREST INCOME
      Trust fees                113          78         296        210
      Service charges on
      deposits                  144         134         274        258
      Other operating
      income                    110         103         226        223
      Investment
      securities gains            -         (2)           1        (5)
      (losses)
      Trading profits
      (losses)                    -           1           -          1
      Gains (losses) on
      securities avail-
      able for sale              37         (2)         163         16
          Total non-
          interest income       404         312         960        703

NON-INTEREST EXPENSE

      Salary and
      employee benefits         700         669       1,505      1,303
      Net occupancy
      expense of premises       127         134         274        274
      Equipment expenses        200         152         377        295
      Other operating
      expenses                  730         772       1,541      1,499
          Total non-
          interest
          expense             1,757       1,727       3,697      3,371
          Income before
          income taxes        1,461         979       2,830      1,838
INCOME TAXES                    363         187         726        405
           Net income         1,098         792       2,104      1,433

PER COMMON SHARE DATA

        Net income per
        share                  0.50        0.36        0.98       0.66

CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six Months Ended June 30
(Unaudited) ($ expressed in 000s)

BELMONT BANCORP.
                                        1995          1994
Operating Activities:

Net income                                  2,104         1,433

Adjustments to reconcile net
income to net
cash flows provided by operating
activities:
Provision for loan losses                     700           520
Depreciation expense                          299           250
Amortization of investment
security
     premiums                                 483         1,154
Accretion of investment security
     discounts                              (185)         (136)
Investment and trading
securities (gains) losses                   (164)          (12)
Proceeds  on sale of securities
available for sale                         49,144        12,601
Proceeds on sale of securities
held in trading account                         0           970
Purchase of securities available
for sale                                 (51,500)      (10,467)
Purchase of securities for
trading account                                 0         (969)
Loss (Gain)  on sale of fixed
assets                                          4             0
Gain on sale of loans                        (27)             0
(Increase) decrease in interest
receivable                                     23         (185)
Increase (decrease) in interest
payable                                       123           156
Others, net                                 (111)         1,266
   Net cash provided by
     operating activities                     893         6,581

Investing Activities:
Proceeds from maturities and
calls of investment securities              5,583         1,500
Purchases of investment
securities                                (2,322)      (31,326)
Principal collected on mortgage-
backed securities                           8,047        19,195
Net (increase) decrease in loans
and leases, net of charge offs           (10,449)      (11,449)
Proceeds on loans sold                      2,454         1,416
Loans purchased                              (94)             0
Recoveries on loans previously
charged off                                    12            29
Proceeds on sale of other real
estate owned                                    0            64
Purchases of fixed assets                   (589)         (114)
Proceeds on sale of fixed assets                4             0
   Net cash used by
     investing activities                   2,646      (20,685)

Financing Activities:
Net increase (decrease) in
deposits                                  (6,376)         4,521
Net increase (decrease) in short-
term borrowings                             1,294         8,718
Dividends paid on common and
preferred stock                             (495)         (399)
Sale of treasury stock                          0             6
   Net cash provided by                   (5,577)        12,846
financing activities

Increase (decrease) in cash and
   cash equivalents                       (2,038)       (1,258)

Cash and equivalents, beginning            11,770         9,309
Cash and equivalents, ending                9,732         8,051


CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited) ($ expressed in 000s)

BELMONT BANCORP.
                        Year Ended December 31, 1994 and
                        Six Months Ended June 30, 1995

                                                                                                 Unrealized
                                                                          Stock                  Loss On
                                                     Retained Earnings    Dividend               Securities
                       Preferred  Common             Unappro-   Appro-    to be        Treasury  Available
                       Stock      Stock    Surplus   priated    priated   Distributed  Stock     for Sale
Balance,
December 31,1993          1,000    2,749    3,647     11,122     850            0       (13)          0

Effect of adopting
 SFAS 115                                                                                             6
10% Common stock
 dividend at fair
 market value                        274    1,413    (1,687)
25% Common stock
 dividend at par value               754               (754)
1994 Net income                                        3,234
 Cash dividends
  declared:
   Preferred stock                                      (80)
   Common stock
    ($0.3780 per share)                                (799)
   Cash paid in lieu-
    stock dividends                                     (10)
Change in unrealized
 loss-securities
  available for sale                                                                            (1,498)

Sale of treasury                                1                                          5
 stock
Balance,
December 31,1994          1,000    3,777    5,061     11,026     850            0         (8)    (1,492)
 100% Common stock
  dividend distributed
  at par value                            (3,775)                           3,775
  1995 Net income                                      2,104
  Cash dividends
   declared:
    Preferred stock                                     (40)
    Common stock                                       (455)
    ($0.215 per share)
    Change in
     unrealized loss-
     securities
     available-for-                                                                               1,325
     sale
Change in par value              (2,720)    6,496                         (3,775)

Balance,
June 30, 1995             1,000    1,057    7,782     12,635     850            0        (8)      (167)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     The foregoing financial statements are unaudited,
however, in the opinion of Management, all adjustments
necessary for a fair presentation of the financial
statements have been included.   A summary of the
Corporation's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the Corporation's Annual Report on Form 10-KSB for 1994.

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

     Per share data has been restated in previous periods for a 25% common stock dividend paid in July 1994 and a 100% common stock dividend paid in May 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SUMMARY

     The net income of Belmont Bancorp. for the second quarter of 1995 increased 38.6% to $1,098,000, compared to $792,000 in the second quarter of 1994. Earnings per common share increased to $0.50 in the second quarter of 1995, compared to $0.36 in the second quarter of 1994.

     For the six months ended June 30, 1995, net income increased 46.8% to $2,104,000, compared to $1,433,000 for the first six months of 1994. Earnings per common share were $0.98 for the first six months of 1995, compared to $0.66 for the corresponding period last year, an increase of 48.2%.

     Operating earnings increased to $2,666,000 for the six months ended June 30, 1995, up 46.0% from $1,826,000 for the same period last year. For the second quarter of 1995, operating earnings were $1,424,000, up 45.0% from $982,000 during the year ago quarter.

     The following table presents the return on average shareholders' equity and the return on average assets for comparative periods of 1995 and 1994.

                         Three Months          Six Months
                         Ended June 30,        Ended June 30,

($000s)                  1995       1994       1995       1994
Return on average
assets                      1.44%      1.12%      1.36%      1.04%
Return on
shareholders' equity       19.60%     16.35%     19.46%     14.73%
Return on average
common equity              20.14%     16.81%     20.01%     15.09%

Average assets           $304,435   $281,904   $309,162   $276,378
Average shareholders'
equity                    $22,405    $19,372    $21,629    $19,458

     Average assets increased $32.8 million during the six months ended June 30, 1995 compared to the same period during 1994. Average shareholders' equity increased $2.2 million for the same period.

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

     Tables 1 and 3, Consolidated Average Balance Sheets and Analysis of Net Interest Income, compares interest revenue and interest earning assets outstanding with interest cost and liabilities outstanding for the six months and three months ended June 30, 1995, 1994, and 1993. The tables contain net interest income, net interest margin and net interest rate spread for each period. All three of these measures are reported on a taxable equivalent basis.

     The taxable equivalent yield on interest earning assets increased from 7.23% during the first six months of 1994 to 8.34% in 1995, an increase of 111 basis points. (A basis
point (bp) is equivalent to .01%.)   The cost of interest
bearing liabilities increased 75 basis points from 3.42% during the first half of 1994 to 4.17% in 1995. The net interest margin (net interest income divided by interest earning assets) improved from 4.17% to 4.60% during the comparative year-to-date periods.

     The taxable equivalent yield on interest earning assets increased from 7.43% during the second quarter of 1994 to 8.34% in 1995, an increase of 91 basis points. The cost of interest bearing liabilities rose 70 basis points from 3.46% during the second quarter of 1994 to 4.16% in 1995. The net interest margin increased from 4.33% to 4.62% during the comparative quarters.

     Tables 2 and 4, Analysis of Net Interest Income
Changes, separates the dollar change in the Corporation's net interest income into three components: changes caused by (1) an increase or decrease in the average asset and liability balances outstanding (volume); (2) the changes in average yields on interest earning assets and average rates for interest bearing liabilities (yield/rate); and (3) combined volume and yield/rate effects (mix).

TABLE 1. - CONSOLIDATED AVERAGE BALANCE SHEETS AND ANALYSIS OF
NET INTEREST INCOME
(Fully Taxable Equivalent Basis)($000's)

                                                  Six Months Ended June 30,
                             1995                             1994                               1993
                   Average             Average     Average               Average     Average                Average
                   Out-      Revenue/  Yield/      Out-       Revenue/   Yield/      Out-         Revenue/  Yield/
                   standing  Cost      Rate        standing   Cost       Rate        standing     Cost      Rate
Assets
Interest earning
assets
Loans and leases   $148,816    $6,986  9.47%       $130,506   $5,536     8.55%       $116,668     $5,279    9.12%
Securities
Taxable             116,259     4,012  6.96%        106,421    2,924     5.54%        112,797      2,703    4.83%
Exempt from
income tax           24,842     1,004  8.15%         21,057      798     7.64%         12,422        538    8.73%
Trading account
assets                    0         0  0.00%             64        1     3.15%            343          3    1.76%
Federal funds
sold                  1,002        30  6.04%            246        3     2.46%          4,381         65    2.99%
  Interest bearing
deposits                  0         0  0.00%              0        0     0.00%            101          2    3.99%
Total interest
earning assets      290,919    12,032  8.34%        258,294    9,262     7.23%        246,712      8,590    7.02%
Cash and due from
banks                 8,348                           8,161                             7,476
Other assets         12,984                          11,883                            11,463
Valuation
allowance-
available for
sale securities     (1,224)                           (507)                                 0

Allowance for
possible loan
loss                (1,865)                         (1,483)                           (1,227)
Total assets        309,162                         276,348                           264,424

Liabilities
Interest bearing
liabilities
Interest
Checking             25,545       297  2.34%         27,339      288     2.12%         30,943       394     2.57%
Savings              79,085     1,172  2.99%        100,553    1,489     2.99%         77,182     1,288     3.37%
Other time
Deposits            126,676     3,118  4.96%         91,565    1,950     4.29%        114,471     2,749     4.84%
Short term
borrowings           29,498       807  5.52%         11,744      199     3.42%          3,376        44     2.63%
Total interest
bearing
liabilities         260,804     5,394  4.17%        231,201    3,926     3.42%        225,972     4,475     3.99%
Demand deposits      25,024                          24,216                            19,458
Other liabilities     1,705                           1,473                             1,276
Total liabilities   287,533                         256,890                           246,706
Shareholders'
equity               21,629                          19,458                            17,718
Liabilities &
shareholders'
equity              309,162                         276,348                           264,424
Net interest
income
Margin on a
taxable
equivalent
basis                           6,638  4.60%                   5,336     4.17%                    4,115     3.36%
Net interest
rate spread                            4.17%                             3.81%                              3.03%
Interest bearing
liabilities
to interest
earning assets                        89.65%                            89.51%                             91.59%

TABLE 2. - ANALYSIS OF NET INTEREST INCOME CHANGES
(Taxable Equivalent Basis) ($000's)

                                             Six Months Ended June 30, 1995
                                  1995 Compared to 1994             1994 Compared to 1993
                         Volume   Yield     Mix  Total         Volume  Yield   Mix    Total
Increase (Decrease)
in Interest Income
Loans and Leases           $777    $590     $83  $1,450          $626  ($330)  ($39)    $257
Securities
Taxable                     270     748      70   1,088         (153)     396   (22)     221
Exempt from
Income Taxes                143      53      11     207           374    (67)   (47)     260
Trading Account
Assets                      (1)     (1)       1     (1)           (2)       2    (2)     (2)
Federal Funds Sold            9       4      13      26          (61)    (12)     11    (62)
Interest Bearing
Deposits                      0       0       0       0           (2)     (2)      2     (2)
Total Interest
Income Change             1,198   1,394     178   2,770           782    (13)   (97)     672
Increase (Decrease)
in Interest Expense
Interest Checking          (19)      30     (2)       9          (46)    (68)      8   (106)
Savings                   (318)       1       0   (317)           390   (145)   (43)     202
Other Time
Deposits                    748     304     117   1,169         (550)   (311)     61   (800)
Short Term
Borrowings                  301     122     184     607           109      13     33     155
Total Interest
Expense Change              712     457     299   1,468          (97)   (511)     59   (549)
Increase (Decrease)
in Net Interest
Income on a Taxable
Equivalent Basis           $486    $937  ($121)  $1,302          $879    $498 ($156)  $1,221
(Increase) Decrease
in Taxable
Equivalent
Adjustment                                         (61)                                (113)
Net Interest
Income Change                                    $1,241                               $1,108

TABLE 3. -  CONSOLIDATED AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST INCOME
(Fully Taxable Equivalent Basis) ($000's)

                                                  Six Months Ended June 30,
                             1995                             1994                               1993
                   Average             Average     Average               Average     Average                Average
                   Out-      Revenue/  Yield/     Out-       Revenue/   Yield/      Out-         Revenue/  Yield/
                   standing  Cost      Rate       standing   Cost       Rate        standing     Cost      Rate
Assets
Interest
earning assets
Loans and
Leases             $150,618  $3,531     9.40%      $133,121   $2,854      8.60%      $118,833     $2,662     8.99%
Securities
Taxable             110,091   1,913     6.97%       107,131    1,569      5.87%       108,713      1,268     4.68%
Exempt from
Income Tax           24,507     489     8.00%        23,849      470      7.90%        12,546        275     8.79%
Trading
account assets            0       0     0.00%            64        1      6.27%           688         20    11.66%
Federal funds
sold                    813      13     6.41%            24        0      0.00%         6,970         51     2.93%
Interest
Bearing
Deposits                  0       0     0.00%             0        0      0.00%           101          1     3.97%
Total interest
earning assets      286,029   5,946     8.34%       264,189    4,894      7.43%       247,851      4,277     6.92%
Cash and due
from banks            8,224                           8,153                             7,452
Other assets         12,802                          12,030                            11,484
Valuation
allowance-
available for
sale
securities            (579)                         (1,004)                                 0
Allowance for
possible loan
loss                (2,041)                         (1,464)                           (1,318)
Total assets        304,435                         281,904                           265,469
Liabilities
Interest
bearing
liabilities
Interest
checking             26,020     153     2.36%        27,404      145      2.12%        30,464        188     2.48%
Savings              77,967     582     2.99%        99,910      740      2.97%        82,014        688     3.36%
Other time
deposits            127,960   1,604     5.03%        93,943    1,017      4.34%       110,692      1,312     4.75%
Short term
borrowings           23,490     309     5.28%        14,951      137      3.68%         3,243         20     2.47%
Total interest
bearing
liabilities         255,437   2,648     4.16%       236,208    2,039      3.46%       226,413      2,208     3.91%
Demand
deposits             24,775                          24,924                            19,943
Other
liabilities           1,818                           1,400                             1,213
Total
liabilities         282,030                         262,532                           247,569
Shareholders'
equity               22,405                          19,372                            17,900
Liabilities
& Shareholders'
equity              304,435                         281,904                           265,469
Net interest
income margin
on a taxable
equivalent
basis                          3,298    4.62%                  2,855      4.33%                    2,069     3.35%
Net interest
rate spread                             4.18%                             3.97%                              3.01%
Interest
bearing
liabilities
to interest
earning assets                         89.30%                            89.41%                             91.35%

TABLE 4. -  ANALYSIS OF NET INTEREST INCOME CHANGES
(Taxable Equivalent Basis) ($000's)
                                             Six Months Ended June 30,
                                  1995 Compared to 1994             1994 Compared to 1993
                         Volume   Yield     Mix  Total         Volume  Yield   Mix    Total
Increase
(Decrease) in
Interest Income
Loans and
Leases                    $375      $267     $35  $677          $320   ($114)  ($14)  $192
Securities
Taxable                     43       293       8   344          (18)      324    (5)   301
Exempt from
Income Taxes                13         6       0    19           248     (28)   (25)   195
Trading Account
Assets                     (1)       (1)       1   (1)          (18)      (9)      8  (19)
Federal Funds
Sold                         0         0      13    13          (51)     (51)     51  (51)
Interest
Bearing Deposits             0         0       0     0           (1)      (1)      1   (1)
Total Interest
Income Change              430       565      57 1,052           480      121     16   617
Increase
(Decrease) in
Interest Expense
Interest
Checking                   (7)        16     (1)     8          (19)     (27)      4  (42)
Savings                  (163)         6     (1) (158)           150     (81)   (19)    50
Other Time
Deposits                   368       161      58   587         (199)    (114)     19 (294)
Short Term
Borrowings                  78        60      34   172            72       10     35   117
Total Interest
Expense Change             276       243      90   609             4    (212)     39 (169)
Increase
(Decrease) in Net
Interest
Income on a
Taxable
Equivalent Basis          $154      $322   ($33)  $443          $476     $333  ($23)  $786
(Increase)
Decrease in
Taxable
Equivalent
Adjustment                                           7                               (113)
Net Interest
Income Change                                     $450                                $673

OTHER OPERATING INCOME

     Other operating income, excluding securities gains and losses, increased 15.2%, or $105,000, and totaled $796,000 for the first six months of 1995, compared to $691,000 for the respective period last year. Changes in various categories of other income are depicted in the table below.

                        Three Months Ended            Six Months Ended
                        June 30,                       June 30,
($000s)                1995     1994     % Change       1995     1994    % Change

Trust fees              113       78        44.9%       $296     $210      41.0%
Service charges
on deposits             144      134         7.5%        274      258       6.2%
Other income            110      103         6.8%        226      223       1.3%
Subtotal                367      315        16.5%        796      691      15.2%
Security gains
(losses)                  0      (2)       100.0%          1      (5)     120.0%
Trading gains
(losses)                  0        1      -100.0%          0        1    -100.0%
Gains (losses)
securities
available for
sale                     37      (2)      1950.0%        163       16     918.8%
     Total             $404     $312        29.5%       $960     $703      36.6%

INVESTMENT SECURITIES

     The amortized cost and estimated market values of securities held to maturity at June 30, 1995 are as follows:

                                               Gross       Gross         Estimated
($000s)                           Amortized    Unrealized  Unrealized    Market
                                  Cost         Gains       Losses        Value
U.S. Treasury securities
and obligations of
U.S. Government
corporations and agencies          $3,248         $45        $127         $3,166
Obligations of states and
policital subdivisions             23,541         972         433         24,080
Mortgage-backed securities         48,054         251         483         47,822
Mortgage derivatives               13,084           6         185         12,905
     Total                        $87,927      $1,274      $1,228        $87,973

     Included above in U.S. Government corporations and agencies is a structured note with a book value of $2,271,000 and a market value of $2,144,000 which matures in the year 2000.

     The amortized cost and estimated market values of securities available for sale at June 30, 1995 are as follows:

                                               Gross       Gross         Estimated
($000s)                           Amortized    Unrealized  Unrealized    Market
                                  Cost         Gains       Losses        Value
U.S. Treasury securities and
obligations of
U.S. Government
corporations and agencies          $2,795        $2          $9          $ 2,788
Obligations of states and
political subdivisions              3,764         0          18            3,746
Mortgage-backed securities         35,295       103         279           35,119
Mortgage derivatives                2,895        27          80            2,842
Marketable equity securities        2,094                                  2,094
     Total                        $46,843      $132        $386          $46,589

     Included above in U.S. Government corporations and agencies are two structured notes with an aggregate book value of $1,430,000 and an aggregate market value of $1,421,000.

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

                        Three Months Ended             Six Months Ended
                        June 30,                       June 30,
($000s)                1995     1994     % Change       1995     1994     % Change
Salaries and
wages                    $553     $498    11.0%         $1,113     $992    12.2%
Employee
benefits                  147      171   -14.0%            392      311    26.0%
Net occupancy
expense                   127      134    -5.2%            274      274     0.0%
Equipment
expense                   200      152    31.6%            377      295    27.8%
Other operating
expenses                  730      772    -5.4%          1,541    1,499     2.8%

Total                  $1,757   $1,727     1.7%         $3,697   $3,371     9.7%

     Equipment expense increased 27.8% during the first six months of 1995 compared to last year. This resulted from the purchase of automated platform and network equipment installed during the first quarter of 1995. Management believes the implementation of these systems will improve operating efficiencies throughout the organization and will enhance the marketing capabilities of customer service personnel.

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

     For the first half of 1995, $700,000 was added to the allowance and charged to expense compared to $520,000 in 1994. At June 30, 1995, the allowance for possible loan losses to total loans and leases was 1.44% compared to 1.01% last year. The ratio of the Allowance for Possible Loan Losses to underperforming assets increased to 242.4% at June 30, 1995. The following table details the Allowance for Possible Loan Losses and also includes various loan charge off statistics for 1995 and 1994.

Allowance for Possible Loan Losses
                                      Three months ended         Six months ended
                                      June 30,                   June 30,
($000S)                               1995          1994         1995          1994
Balance, beginning of period            $1,931       $1,457        $1,537        $1,617

Provision for possible
loan losses                                300          270           700           520
Loans charged-off                           10          392            21           814
Recoveries on loans
previously charge-off                        7           17            12            29
Net charge offs                              3          375             9           785

Balance, end of period                  $2,228       $1,352        $2,228        $1,352

Loans and leases
outstanding at period                                            $155,199      $134,455
Average loans and leases              $150,618      $133,121     $148,816      $130,506
Annualized net charge offs
as a percent of:
Average loans and leases                 0.01%         1.13%        0.01%         1.20%
Total loans at end
of period                                                           0.01%         1.17%
Reserve for possible
loan losses                              0.54%       110.95%        0.81%       116.12%
Reserve for possible loan
losses to:
Average loans and leases                 1.48%         1.02%        1.50%         1.04%
Total loans at end
of period                                                           1.44%         1.01%
Under-performing assets                                           240.35%       112.67%

UNDER-PERFORMING ASSETS

     Under-performing assets consist of (1) non-accrual loans, leases and debt securities on which the ultimate collectibility of the full amount of interest is uncertain,
(2) loans and leases past due ninety days or more as to principal or interest and (3) other real estate owned. A summary of under-performing assets at June 30 follows:

Under-performing assets            June 30,

($000s)                            1995          1994
Non-accrual loans
and leases                          $326         $1,190
Ninety days past due
loans and leases
still accruing interest               22             10
Other real estate owned              579              0
Total                               $927         $1,200

Restructured loans and
leases included in above
totals                                 0              0
Restructured loans and
leases in compliance with
modified terms                       108            108

     Asset quality has improved since the year ago period.
Total under-performing assets declined from $1.2 million at June 30, 1994 to $0.9 million at June 30, 1995.

CAPITAL RESOURCES

     At June 30, 1995, shareholders' equity was $23,149,000
compared to $20,214,000 at December 31, 1994 and $19,710,000 at June 30, 1994. The following table presents various capital ratios as of June 30:

June 30,                      1995      1994
Average shareholder's
equity to :
  Average assets                7.0%      7.0%
  Average deposits              8.4%      8.0%
  Average loans
  and leases                   14.5%     14.9%
Primary capital                 8.2%      7.5%
Risk-based capital
ratio:
   Tier 1                      12.6%     12.7%
   Total                       13.9%     13.6%
Leverage ratio                  7.0%      6.5%

     The Federal Reserve Board's capital adequacy guidelines require a minimum primary capital ratio of 5.5%. At June 30, 1995, the Corporation's primary capital (shareholders' equity plus the allowance for possible loan loans) was $25,377,000 or 8.2% of total assets.

     The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The guidelines also define and set minimum capital requirements (risk-based capital ratios). Banks are required to have core capital (Tier 1) of at least 4.0% or risk-weighted assets and total capital of 8.0% or risk-weighted assets. Tier 1 capital consists principally of shareholders' equity less goodwill, while total capital consists of core capital, certain debt instruments and a portion of the reserve for possible loan losses. At June 30, 1995, the Corporation had a Tier 1 capital ratio of 12.6% and a total capital ratio of 13.9%, well above regulatory minimum requirements.

     National banks are required to maintain Tier 1 capital in an amount equal to at least 3.0% of adjusted total assets, referred to as a total assets leverage ratio. At
June 30, 1995, the Corporation's leverage ratio was 7.0%.
PART II - OTHER INFORMATION

Item 1.  Legal proceedings

None

Item 2.  Changes in securities

None

Item 3.  Defaults upon senior securities

None

Item 4. Submission of matters to a vote of security shareholders

None

Item 5.  Other information

None

Item 6.  Exhibits

None

SIGNATURE

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Belmont Bancorp.
                         (Registrant)

                         J. Vincent Ciroli, Jr.
July 26, 1995            _______________________
                         J. Vincent Ciroli, Jr.
                         President & CEO