Form 10-Q
period 1995-09-30
BELMONT BANCORP
filed 1995-10-23
CIK 726294

U.S. Securities and Exchange Commission
                   Washington, D.C.  20549

                          Form 10-Q

          For the Quarter Ended September 30, 1995



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


                Common Stock, $0.50 par value,
                2,114,644 shares outstanding
                   as of October 11, 1995

                         FORM 10-QSB
                      BELMONT BANCORP.
              Quarter Ending September 30,1995

                            INDEX


Part I.  Financial information

Financial highlights

Management's report on financial statements

Consolidated Statements of Condition - September 30, 1995,
     December 31, 1994, and September 30, 1994

Consolidated Statements of Income-Three Months and
     Nine Months Ended September 30, 1995 and
     September 30, 1994
Condolidated Statements of Income-Nine Months
     Ended September 30, 1995 and September 30, 1994

Consolidated Statements of Cash Flows-Nine Months
     Ended September 30, 1995 and September 30, 1994

Consolidated Statements of Changes in Shareholders' Equity
     Nine Months Ended September 30, 1995 and Year Ended
     December 31, 1994

Notes to the Consolidated Financial Statements

Management's Discussion and Analysis of Financial Condition and Results of Operation

Part II - Other Information

Legal Proceedings
Changes in Securities
Defaults upon Senior Securities
Submission of Matters to a Vote of Security Holders
Other Information
Signature page

BELMONT BANCORP. AND SUBSIDIARIES
Financial Highlights
September 30                             1995           1994            %Change
Earnings and Dividends ($000's)
Net Income                                    3,324          2,568       29.4
Operating Earnings (1)                        4,253          3,283       29.5
Cash Dividends Declared on Common
Shares                                          729            577       26.3
Per Common Share (2):
Net Income                               $     1.54     $     1.19       29.4
Cash Dividends Declared                       0.345          0.273       26.4
Book Value                                    10.89           9.26       17.7
Market Price for the Quarter:
  High                                        25.00          10.30      142.7
  Low                                         18.50           8.00      131.3
At Quarter-End ($000's)
Assets                                     $321,386       $305,781        5.1
Loans and Leases                            157,975        139,298       13.4
Deposits                                    245,977        249,134      (1.3)
Stockholders' Equity                         24,030         20,570       16.8
Return on Average Assets                      1.43%          1.21%       18.2
Return on Average Common
Shareholders' Equity                         20.48%         17.88%       14.5
Net Interest Margin                           4.58%          4.25%        7.8
Weighted Avg. Number of Shares
Outstanding (2)                           2,114,641      2,114,492        0.0
Number of Full Time Equivalent
Employees                                     111.0          104.0        6.7
Total Assets per FTE Employee           $     2,895     $    2,940      (1.5)

<F1>  (1) Operating earnings are defined as earnings before income taxes minus securities and trading gains or plus securities and trading losses.
<F2>  (2)  Per common share amounts have been adjusted to reflect the effect of a 25% common stock dividend paid in July 1994 and a 100% common stock dividend paid in May 1995.

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

Consolidated Condensed Balance Sheet
(Unaudited)  ($000s except per share amounts)
                                       September 30   December 31    September 30
                                       1995           1994           1994
ASSETS
    Cash and due from banks            $   9,458      $  11,770      $  8,390
    Securities available for sale at
    market value                          58,456         49,132        51,519
    Securities held to maturity (1)       83,931         92,463        94,800
    Loans                                157,975        147,096       139,298
    Less allowance for possible loan
    losses                                 2,464          1,537         1,343
    Net loans                            155,511        145,559       137,955
    Premises and equipment, net            4,881          4,648         4,291
    Other real estate owned                  579            586            26
    Accrued income receivable              2,392          2,133         2,097
    Other assets                           6,178          6,672         6,703
          Total Assets                  $321,386       $312,963      $305,781

LIABILITIES
    Non-interest bearing deposits
          Demand                          25,703         27,269        24,006
    Interest-bearing deposits:
          Demand                          25,986         26,273        25,969
          Savings                         77,264         84,023        89,141
          Time                           117,024        118,358       110,018
          Total deposits                 245,977        255,923       249,134
      Short-term borrowings               50,097         35,498        34,784
      Accrued interest on deposits
      and other borrowings                   736            590           664
      Other liabilities                      546            738           629
          Total liabilities              297,356        292,749       285,211

SHAREHOLDERS' EQUITY
      Preferred stock - authorized
      90,000 shares with
      no par value; issued and
      outstanding, none                        -              -             -
      Senior cumulative preferred
      stock - authorized, issued
      and outstanding 10,000
      shares with a $100 par value         1,000          1,000         1,000
      Common stock  - $0.50 par
      value, 8,900,000 shares
      authorized; 2,115,476
      issued in 1995 and 1994              1,057          3,777         3,777
       Surplus                             7,781          5,061         5,061
       Treasury stock (832 shares in
       1995 and 856 shares in 1994)          (8)            (8)           (8)
       Retained earnings:
         Unappropriated                   13,561         11,026        10,601
         Appropriated for
         contingencies                       850            850           850
       Net unrealized loss on
       securities available for sale       (211)        (1,492)         (711)
         Total shareholders' equity       24,030         20,214        20,570
         Total liabilities and
         shareholders' equity            321,386        312,963       305,781

  <F1>  (1)  Market value at September 30, 1995, $83,148; December 31, 1994,
        $86,828; September 30, 1994, $91,044.

Consolidated Condensed Statement of Income
(Unaudited)  ($000s except per share amounts)

                                   Three months ended
                                   September 30,             Increase
                                   1995         1994         (Decrease)
INTEREST INCOME
Loans and lease financing
   Taxable                           3,565         2,956         609
   Tax-exempt                           80            50          30
Investment securities:
   Taxable                           1,913         1,837          76
   Tax-exempt                          380           406        (26)
Dividends                                1             1           -
Interest on fed funds sold              16             -          16
   Total interest income             5,955         5,250         705

INTEREST EXPENSE

   Deposits                          2,203         1,999         204
   Short-term borrowings               588           332         256
     Total interest expense          2,791         2,331         460
     Net interest income             3,164         2,919         245
   Provision for possible loan
   losses                              200            85         115
     Net interest income after
     provision for possible
     loan losses                     2,964         2,834         130

NON-INTEREST INCOME

   Trust fees                           54            77        (23)
   Service charges on deposits         135           136         (1)
   Other operating income              128           109          19
   Investment securities gains
   (losses)                           (23)           (3)        (20)
   Trading profits (losses)              -             -           -
   Gains (losses) on securities
   available for sale                   41             1          40
     Total non-interest income         335           320          15

NON-INTEREST EXPENSE

  Salary and employee benefits         701           710         (9)
  Net occupancy expense of
  premises                             140           136           4
  Equipment expenses                   186           149          37
  Other operating expenses             667           704        (37)
    Total non-interest
    expense                          1,694         1,699         (5)
    Income before income
    taxes                            1,605         1,455         150
INCOME TAXES                           385           320          65
    Net income                     $ 1,220      $  1,135     $    85

PER COMMON SHARE DATA
  Net income per share             $  0.57      $   0.53     $  0.04

Consolidated Condensed Statement of Income
(Unaudited)  ($000s except per share amounts)
                                   Nine Months Ended
                                   September 30,              Increase
                                   1995          1994         (Decrease)
INTEREST INCOME

  Loans and lease financing
    Taxable                        $  10,357     $   8,364    $   1,993
    Tax-exempt                           212           137           75
  Investment securities:
    Taxable                            5,925         4,761        1,164
    Tax-exempt                         1,073           935          138
  Dividends                                3             2            1
  Interest on fed funds sold              46             3           43
    Total interest income             17,616        14,202        3,414

INTEREST EXPENSE
  Deposits                             6,791         5,726        1,065
  Short-term borrowings                1,394           531          863
    Total interest expense             8,185         6,257        1,928
    Net interest income                9,431         7,945        1,486
  Provision for possible loan
  losses                                 900           605          295
    Net interest income after
    provision for possible
    loan losses                        8,531         7,340        1,191

NON-INTEREST INCOME
  Trust fees                             350           287           63
  Service charges on deposits            409           394           15
  Other operating income                 354           332           22
  Investment securities gains
  (losses)                              (22)           (8)         (14)
  Trading profits (losses)                 -             1          (1)
  Gains (losses) on securities
  available for sale                     204            17          187
    Total non-interest
    income                             1,295         1,023          272

NON-INTEREST EXPENSE

  Salary and employee benefits         2,206         2,013          193
  Net occupancy expense of
  premises                               414           410            4
  Equipment expenses                     563           444          119
  Other operating expenses             2,208         2,203            5
    Total non-interest
    expense                            5,391         5,070          321
    Income before income
    taxes                              4,435         3,293        1,142
INCOME TAXES                           1,111           725          386
  Net income                           3,324         2,568          756

PER COMMON SHARE DATA
  Net income per share             $    1.54     $    1.19     $   0.36

CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30
(Unaudited) ($ expressed in 000s)

BELMONT BANCORP.
                                        1995          1994
Operating Activities:

Net income                                3,324         2,568

Adjustments to reconcile net income
to net cash flows provided by
operating activities:
Provision for loan losses                   900           605
Depreciation expense                        450           375
Amortization of investment security
  premiums                                  774         1,486
Accretion of investment security
  discounts                               (249)         (211)
Investment and trading securities
(gains) losses                            (182)          (10)
Proceeds  on sale of securities
available for sale                       60,759        13,274
Procceds on sale of securities held
in trading account                            0         1,517
Purchase of securities available
for sale                               (77,444)      (22,177)
Purchase of securities for
trading account                               0       (1,516)
Loss (Gain)  on sale of
fixed assets                                 23             3
Gain on sale of loans                      (90)             0
(Increase) decrease in
interest receivable                       (259)         (384)
Increase (decrease) in
interest payable                            146           211
Others, net                               (359)         1,315
   Net cash provided by
    operating activities               (12,207)       (2,944)

Investing Activities:
Proceeds from maturities and
calls of investment securities             6,322         3,111
Purchases of investment securities       (2,321)      (47,130)
Principal collected on mortgage-
backed securities                         13,492        24,819
Net (increase) decrease in loans
and leases, net of charge offs          (17,021)      (16,925)
Proceeds on loans sold                     6,298         1,929
Loans purchased                             (94)             0
Recoveries on loans previously
charged off                                   62            30
Proceeds on sale of other
real estate owned                              0            64
Purchases of fixed assets                  (711)         (209)
Proceeds on sale of
fixed assets                                   4             1
Net cash used by
  investing activities                     6,031      (34,310)

Financing Activities:
Net increase (decrease)
in deposits                              (9,946)         5,902
Net increase (decrease) in
short-term borrowings                     14,599        31,075
Dividends paid on common
and preferred stock                        (789)         (648)
Sale of treasury stock                         0             6
  Net cash provided by financing           3,864        36,335
  activities

Increase (decrease) in cash and
  cash equivalents                       (2,312)         (919)

Cash and equivalents, beginning           11,770         9,309
Cash and equivalents, ending               9,458         8,390

        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
($000s)
BELMONT BANCORP.
                                      Year Ended December 31, 1994 and
                                      Nine Months Ended September 30, 1995

                                                                                             Unrealized
                                                                      Stock                  Loss on
                                                   Retained Earnings  Dividend               Securities
                     Preferred  Common             Unappro- Appro-    to be        Treasury  Available
                     Stock      Stock    Surplus   priated  priated   Distributed  Stock     for Sale
Balance,
December 31, 1993      1,000     2,749     3,647    11,122       850       0          (13)         0
Effect of adopting                                                                                 6
SFAS 115
10% Common stock
dividend at fair
market value                       274     1,413   (1,687)
25% Common stock
dividend at par value              754               (754)
1994 Net income                                      3,234
  Cash dividends
  declared:
   Preferred stock                                    (80)
   Common stock
   ($0.3780 per share)                               (799)
   Cash paid in
   lieu-stock
   dividends                                          (10)
Change in unrealized
loss-securities
available for sale                                                                           (1,498)
Sale of treasury
stock                                          1                                         5
Balance,
December 31, 1994      1,000     3,777     5,061    11,026       850                   (8)   (1,492)
 100% Common stock
 dividend
 distributed at
 par value                               (3,775)                      3,775
 1995 Net income                                     3,324
 Cash dividends
 declared:
   Preferred stock                                    (60)
   Common stock                                      (729)
   ($0.215 per share)
 Change in
 unrealized loss-
 Securities
 available-for-                                                                                1,281
 sale
 Sale of treasury
 stock
Change in par value            (2,720)     6,495                     (3,775)
Balance,
September 30
1995                   1,000     1,057     7,781    13,561       850       0           (8)     (211)

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SUMMARY

     The net income of Belmont Bancorp. for the third quarter of 1995 increased 8.9% to $1,220,000, compared to $1,135,000 in the third quarter of 1994. Earnings per common share increased to $0.57 in the third quarter of 1995, compared to $0.53 in the third quarter of 1994.

     For the nine months ended September 30, 1995, net income increased 29.6% to $3,324,000, compared to $2,568,000 for the first nine months of 1994. Earnings per common share were $1.54 for the first nine months of 1995, compared to $1.19 for the corresponding period last year, an increase of 29.4%.

     Operating earnings increased to $4,253,000 for the nine months ended September 30, 1995, up 29.6% from $3,283,000 for the same period last year. For the third quarter of 1995, operating earnings were $1,587,000, up 8.9% from $1,457,000 during the year ago quarter.

     The following table presents the return on average
shareholders' equity and the return on average assets for
comparative periods of 1995 and 1994.
                         Three Months Ended         Nine Months Ended
                         September 30               September 30
($000s)                  1995       1994            1995      1994
Return on
average assets              1.55%      1.52%           1.43%     1.21%
Return on
shareholders' equity       20.78%     22.50%          19.92%    17.38%
Return on average
common equity              21.34%     23.25%          20.48%    17.88%
Average assets           $314,108   $298,451        $310,811  $283,716
Average shareholders'
equity                    $23,489    $20,179         $22,249   $19,698

     Average assets increased $27.1 million during the nine months ended September 30, 1995 compared to the same period during 1994. Average shareholders' equity increased $2.6 million for the same period.

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

     Tables 1 and 3, Consolidated Average Balance Sheets and Analysis of Net Interest Income, compares interest revenue and interest earning assets outstanding with interest cost and liabilities outstanding for the nine months and three months ended September 30, 1995, 1994, and 1993. The tables contain net interest income, net interest margin and net interest rate spread for each period. All three of these measures are reported on a taxable equivalent basis.

     The taxable equivalent yield on interest earning assets increased from 7.40% during the first nine months of 1994 to 8.32% in 1995, an increase of 92 basis points. (A basis
point (bp) is equivalent to .01%.)   The cost of interest
bearing liabilities increased 67 basis points from 3.51% during the first half of 1994 to 4.18% in 1995. The net interest margin (net interest income divided by interest earning assets) improved from 4.25% to 4.58% during the comparative year-to-date periods.

     The taxable equivalent yield on interest earning assets increased from 7.70% during the third quarter of 1994 to 8.27% in 1995, an increase of 57 basis points. The cost of interest bearing liabilities rose 54 basis points from 3.67% during the third quarter of 1994 to 4.21% in 1995. The net interest margin increased from 4.40% to 4.53% during the comparative quarters.

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

TABLE 1. -
CONSOLIDATED AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST INCOME
(Fully Taxable Equivalent Basis) ($000's)
                                                     Nine Months Ended September 30,

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

Assets
Interest earning
assets
Loans and leases     $151,005   $10,668     9.45%     $132,316   $ 8,551      8.64%    $118,607   $ 8,063      9.09%
Securities
Taxable               114,616     5,926     6.91%      110,310     4,761      5.77%     112,684     4,023      4.77%
Exempt from
income tax             25,757     1,554     8.07%       22,750     1,392      8.18%      12,283       856      9.32%
Trading account
assets                      0         0     0.00%          184         1      0.73%         544        25      6.14%
Federal funds
sold                    1,054        46     5.84%          166         3      2.42%       4,702       106      3.01%
Interest
bearing deposits            0         0     0.00%            0         0      0.00%         101         2      2.65%
Total interest
earning assets        292,432    18,194     8.32%      265,726    14,708      7.40%     248,921    13,075      7.02%
Cash and due
from banks              8,424                            8,153                            7,611
Other assets           12,926                           11,906                           11,533
Valuation
allowance-
available for
sale securities         (955)                            (642)
Allowance for
possible loan loss    (2,016)                          (1,427)                          (1,261)
Total assets          310,811                          283,716                          266,804
Liabilities
Interest bearing
liabilities
Interest
checking               25,570       450     2.35%       27,014       435      2.15%      31,001       578      2.49%
Savings                79,067     1,771     2.99%       98,573     2,198      2.98%      81,940     2,025      3.30%
Other time
deposits              123,089     4,570     4.96%       94,954     3,093      4.36%     110,872     3,957      4.77%
Short term
borrowings             33,840     1,393     5.50%       17,574       531      4.04%       3,546        67      2.53%
Total interest
bearing liabilities   261,566     8,184     4.18%      238,115     6,257      3.51%     227,359     6,627      3.90%
Demand deposits        25,377                           24,390                           20,351
Other liabilities       1,619                            1,513                            1,281
Total liabilities     288,562                          264,018                          248,991
Shareholders'
equity                 22,249                           19,698                           17,813
Liabilities &
shareholders'
equity                310,811                          283,716                          266,804
Net interest
income margin
on a taxable
equivalent basis                 10,010     4.58%                  8,451      4.25%                 6,448      3.46%
Net interest
rate spread                                 4.14%                             3.89%                            3.13%
Interest bearing
liabilities
to interest
earning assets                             89.45%                            89.61%                           91.34%

TABLE 2. - ANALYSIS OF NET INTEREST INCOME CHANGES
(Taxable Equivalent Basis) ($000's)

                                        Nine Months Ended September 30,

                               1995 Compared to 1994                   1994 Compared to 1993
                        Volume   Yield    Mix        Total     Volume      Yield     Mix       Total
Increase (Decrease)
in Interest Income
Loans and Leases        $1,208   $  797     $113     $2,188      $932      ($398)     ($46)    $488
 Securities
  Taxable                  186      942       37      1,165      (85)         840      (18)     737
  Exempt from
  Income Taxes             184     (19)      (3)        162       729       (104)      (89)     536
Trading Account
Assets                     (1)      (1)        0        (2)      (17)        (22)        15    (24)
Federal Funds Sold          16        4       23         43     (102)        (21)        20   (103)
Interest Bearing
Deposits                     0        0        0          0       (2)         (2)         2     (2)
Total Interest
Income Change            1,593    1,723      170      3,486     1,455         293     (116)   1,632
Increase (Decrease)
in Interest Expense
Interest Checking         (23)       40      (2)         15      (74)        (79)        10   (143)
Savings                  (435)       10      (2)      (427)       411       (198)      (40)     173
Other Time Deposits        916      432      129      1,477     (568)       (345)        49   (864)
Short Term
Borrowings                 491      192      180        863       265          40       159     464
Total Interest
Expense Change             949      674      305      1,928        34       (582)       178   (370)
Increase (Decrease)
in Net Interest
Income on a Taxable
Equivalent Basis        $  644   $1,049   ($135)     $1,558    $1,421        $875    ($294)  $2,002
(Increase) Decrease
in Taxable Equivalent
Adjustment                                             (72)                                   (193)
Net Interest
Income Change                                        $1,486                                  $1,809

TABLE 3. -  CONSOLIDATED AVERAGE BALANCE SHEETS AND ANALYSIS OF NET
INTEREST INCOME
(Fully Taxable Equivalent Basis) ($000's)
                                                   Three Months Ended September 30,

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

Assets
Interest
earning assets
Loans and
Leases               $155,384   $ 3,682      9.40%    $135,934   $ 3,016     8.80%     $122,486   $ 2,740       8.88%
Securities
Taxable               111,329     1,914      6.82%     118,511     1,837     6.15%      112,457     1,335       4.71%
Exempt from
income tax             27,588       550      7.91%      26,138       593     9.00%       12,004       302       9.98%
Trading
account assets              0         0      0.00%           0         0     0.00%          945        22       9.24%
Federal funds
sold                    1,158        16      5.48%           5         0     0.00%        5,345        41       3.04%
Interest
bearing deposits            0         0      0.00%           0         0     0.00%          101         1       3.93%
Total interest
earning assets        295,459     6,162      8.27%     280,588     5,446     7.70%      253,338     4,441       6.95%
Cash and due
from banks              8,575                            8,139                            7,881
Other assets           12,808                           11,950                           11,673
Valuation
allowance-
available for
sale securities         (416)                            (911)                                0
Allowance for
possible
loan loss             (2,318)                          (1,315)                          (1,328)
Total assets          314,108                          298,451                          271,564
Liabilities
Interest
bearing
liabilities
Interest
checking               25,618       153      2.37%      26,363       146     2.20%       31,117       184       2.35%
Savings                79,033       598      3.00%      94,612       709     2.97%       91,457       737       3.20%
Other time
deposits              115,916     1,452      4.97%     101,732     1,144     4.46%      103,671     1,208       4.62%
Short term
borrowings             42,522       587      5.48%      29,235       332     4.51%        3,886        23       2.35%
Total interest
bearing liabilities   263,089     2,790      4.21%     251,942     2,331     3.67%      230,131     2,152       3.71%
Demand deposits        26,082                           24,737                           22,138
Other
liabilities             1,448                            1,593                            1,293
Total
liabilities           290,619                          278,272                          253,562
Shareholders'
equity                 23,489                           20,179                           18,002
Liabilities
& Shareholders'
equity                314,108                          298,451                          271,564
Net interest
income Margin on
a taxable
equivalent basis                  3,372      4.53%                 3,115     4.40%                  2,289       3.58%
Net interest
rate spread                                  4.07%                           4.03%                              3.24%
Interest bearing
liabilities
to interest
earning assets                              89.04%                          89.79%                             90.84%

TABLE 4. -
ANALYSIS OF NET INTEREST INCOME CHANGES
(Taxable Equivalent Basis)
($000's)

                                        Three Months Ended September 30,

                               1995 Compared to 1994                   1994 Compared to 1993
                        Volume   Yield      Mix      Total       Volume    Yield      Mix      Total
Increase
(Decrease) in
Interest Income
Loans and Leases        $ 432    $ 205      $ 29     $ 666       $ 301     ($22)      ($2)     $ 277
Securities
Taxable                 (111)      200      (12)        77          72       408        22       502
Exempt from
Income Taxes               33     (72)       (4)      (43)         356      (30)      (35)       291
Trading Account
Assets                      0        0         0         0        (22)      (22)        22      (22)
Federal Funds
Sold                        0        0        16        16        (41)      (41)        41      (41)
Interest Bearing
Deposits                    0        0         0         0         (1)       (1)         0       (2)
Total Interest
Income Change             354      333        29       716         665       292        48     1,005
Increase
(Decrease) in
Interest Expense
Interest
Checking                  (4)       11         0         7        (28)      (12)         2      (38)
Savings                 (117)        7       (1)     (111)          25      (52)       (2)      (29)
Other Time
Deposits                  160      130        18       308        (23)      (42)         2      (63)
Short Term
Borrowings                151       72        33       256         150        21       138       309
Total Interest
Expense Change            190      220        50       460         124      (85)       140       179
Increase
(Decrease) in Net
Interest
Income on a
Taxable Equivalent
Basis                   $ 164    $ 113     ($21)     $ 256       $ 541      $377     ($92)     $826
(Increase)
Decrease in
Taxable Equivalent
Adjustment                                            (11)                                     (81)
Net Interest
Income Change                                         $245                                     $745

OTHER OPERATING INCOME

     Other operating income, excluding securities gains and losses, increased 9.9%, or $100,000, and totaled $1,113,000 for the first nine months of 1995, compared to $1,013,000 for the respective period last year. Changes in various categories of other income are depicted in the table below.

                     Three Months Ended Sept. 30         Nine Months Ended Sept. 30
($000s)              1995       1994     %Change         1995       1994     % Change
Trust fees              54        77      -29.9%         $  350      $ 287      22.0%
Service charges
on deposits            135       136       -0.7%            409        394       3.8%
Other income           128       109       17.4%            354        332       6.6%
  Subtotal             317       322       -1.6%          1,113      1,013       9.9%
Security gains
(losses)              (23)       (3)     -666.7%           (22)        (8)    -175.0%
Trading gains
(losses)                 0         0        0.0%              0          1    -100.0%
Gains (losses)
securities
available
for Sale                41         1     4000.0%            204         17    1100.0%
sale
  Total               $335      $320        4.7%         $1,295     $1,023      26.6%

INVESTMENT SECURITIES

     The amortized cost and estimated market values of securities held to maturity at September 30, 1995 are as follows:

                                          Gross         Gross       Estimated
                               Amortized  Unrealized    Unrealized  Market
($000s)                         Cost      Gains         Losses      Value
U.S. Treasury securities and
obligations of
U.S. Government
Corporations and Agencies      $ 3,248        $35       $  139      $  3,144
Obligations of states and
Political Subdivisions          23,081        284          329        23,036
Mortgage-backed securities      45,696        158          626        45,228
Mortgage derivatives            11,906         35          201        11,740
  Total                        $83,931       $512       $1,295      $ 83,148




     Included above in U.S. Government corporations and agencies is a structured note with a book value of $2,270,000 and a market value of $2,131,000 which matures in the year 2000. The amortized cost and estimated market values of securities available for sale at September 30, 1995 are as follows:
                                          Gross         Gross       Estimated
                               Amortized  Unrealized    Unrealized  Market
($000s)                        Cost       Gains         Losses      Value

U.S. Treasury securities
and obligations of
U.S. Government
Corporations and Agencies       $ 9,583   $  31         $   4       $  9,610
Obligations of states and
political subdivisions            6,417       1            99          6,319
Mortgage-backed securities       38,265     151           340         38,076
Mortgage derivatives              2,327       2            61          2,268
Marketable equity securities      2,183                                2,183
     Total                      $58,775    $185          $504        $58,456

     Included above in U.S. Government corporations and agencies is a structured note with a book value of $952,000 and a market value of $948,000.

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

                     Three Months Ended            Nine Months Ended
                     September 30,                 September 30,
($000s)              1995    1994    %Change       1995    1994    %Change
Salaries and
Wages                $  552  $  564    -2.1%       $1,665  $1,556    7.0%
Employee                149     146     2.1%          541     457   18.4%
benefits
Net occupancy           140     136     2.9%          414     410    1.0%
expense
Equipment               186     149    24.8%          563     444   26.8%
expense
Other operating         667     704    -5.3%        2,208   2,203    0.2%
expenses
  Total              $1,694  $1,699    -0.3%       $5,391  $5,070    6.3%


     Equipment expense increased 26.8% during the first nine months of 1995 compared to last year. This resulted from the purchase of automated platform and network equipment installed during the first quarter of 1995. Management believes the implementation of these systems will improve operating efficiencies throughout the organization and will enhance the marketing capabilities of customer service personnel. The data processing operations of the Bank were also brought "in house" resulting in higher equipment expense which has been more than offset by reductions in data processing expense previously included in other operating expense.

     The Bank also received a refund of $113,000 from the Bank Insurance Fund for FDIC premiums previously paid during 1995 which reduced other operating expense during the third quarter of 1995. In addition, the Bank looks forward to ongoing savings on FDIC premiums since the premium rates have been reduced from $0.21 per $100 in deposits to $.04 per $100 in deposits.

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

     For the nine months of 1995, $900,000 was added to the allowance and charged to expense compared to $605,000 in 1994. At September 30, 1995, the allowance for possible loan losses to total loans and leases was 1.56% compared to
 .96% last year. The ratio of the Allowance for Possible Loan Losses to underperforming assets increased to 338.0% at September 30, 1995. The following table details the Allowance for Possible Loan Losses and also includes various loan charge off statistics for 1995 and 1994.

                               Three Months Ended     Nine Months Ended
                               September 30,          September 30,
($000s)                        1995      1994         1995        1994
Balance,
beginning of period           $  2,228   $  1,352     $  1,537    $  1,617
Provision for possible
loan losses                        200         85          900         605
Loans charged-off                   14         95           35         909
Recoveries on loans
previously charged-off              50          1           62          30
Net charge offs                   (36)         94         (27)         879
Balance, end of period        $  2,464   $  1,343     $  2,464    $  1,343
Loans and leases
outstanding at period                                 $157,975    $139,298
Average loans and leases      $155,384   $135,934     $151,005    $132,316
Annualized net charge offs
as a percent of:
   Average loans and leases     -0.09%      0.28%       -0.02%       0.89%
   Total loans at
   end of period                                        -0.02%       0.84%
   Reserve for possible
   loan losses                  -5.84%     28.00%       -1.46%      87.27%
Reserve for possible loan
losses to:
   Average loans and leases      1.59%      0.99%        1.63%       1.01%
   Total loans at end of
   period                                                1.56%       0.96%
   Under-performing assets                             338.00%     112.86%


UNDER-PERFORMING ASSETS

     Under-performing assets consist of (1) non-accrual loans, leases and debt securities on which the ultimate collectibility of the full amount of interest is uncertain,
(2) loans and leases past due ninety days or more as to principal or interest and (3) other real estate owned. A summary of under-performing assets at September 30 follows:

Under-performing assets           September 30,
($000s)                           1995      1994
Non-accrual loans and
leases                            $133      $1,023
Ninety days past due loans
and leases still accruing
interest                            17         141
Other real estate owned            579          26
     Total                        $729      $1,190

Restructured loans and
leases included in above
totals                              $0          $0
Restructured loans and
leases in compliance
with modifed terms                 107         107



        Asset quality has improved since the year ago period.
Total under-performing assets declined from $1.2 million at September 30, 1994 to $0.7 million at September 30, 1995.

CAPITAL RESOURCES

     At September 30, 1995, shareholders' equity was
$24,030,000 compared to $20,214,000 at December 31, 1994 and
$20,570,000 at September 30, 1994. The following table presents various capital ratios as of September 30:

September 30,                            1995   1994
Average shareholder's
equity to :
  Average assets                          7.2%   6.9%
  Average deposits                        8.8%   7.5%
  Average loans
  and leases                             14.7%  14.9%
Primary capital                           8.2%   7.2%
Risk-based capital
ratio:
   Tier 1                                 12.6%  12.6%
   Total                                  14.0%  13.5%
Leverage ratio                             7.1%   6.3%



     The Federal Reserve Board's capital adequacy guidelines require a minimum primary capital ratio of 5.5%. At
September 30, 1995, the Corporation's primary capital
(shareholders' equity plus the allowance for possible loan loans) was $26,494,000 or 8.2% of total assets.

     The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The guidelines also define and set minimum capital requirements (risk-based capital ratios). Banks are required to have core capital (Tier 1) of at least 4.0% or risk-weighted assets and total capital of 8.0% or risk-weighted assets. Tier 1 capital consists principally of shareholders' equity less goodwill, while total capital consists of core capital, certain debt instruments and a portion of the reserve for possible loan losses. At September 30, 1995, the Corporation had a Tier 1 capital ratio of 12.6% and a total capital ratio of 14.0%, well above regulatory minimum requirements.

     National banks are required to maintain Tier 1 capital in an amount equal to at least 3.0% of adjusted total assets, referred to as a total assets leverage ratio. At
September 30, 1995, the Corporation's leverage ratio was 7.1%.
PART II - OTHER INFORMATION

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

                         Belmont Bancorp.
                         (Registrant)


October 21, 1995         s/ J. Vincent Ciroli, Jr.
                         J. Vincent Ciroli, Jr.
                         President & CEO