Form 10-K
period 1995-12-31
BELMONT BANCORP
filed 1996-03-21
CIK 726294

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-K

(Mark one)

X      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the period from _____________ to _________________

Commission file number 0-12724

                        BELMONT BANCORP.
         (Name of small business issuer in its charter)
Ohio (State of Incorporation)                I.R.S. Employer ID
No. 34-1376776
                         325 MAIN STREET
                     BRIDGEPORT, OHIO  43912
            (Address of principal executive offices)
                    Telephone (614)-695-3323

Securities registered under Section 12(b) of the Exchange Act:
NONE

Securities registered under Section 12(g) of the Exchange Act:

     Title of each class:               Name of each exchange on
                                        which registered:
     Common stock, $0.50 par value      NASDAQ SmallCap Market

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes X         No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge. In definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K.X

 Aggregate market value of voting stock held by nonaffiliates as of March 13, 1996 - $57,624,000
There were 2,114,644 shares of $0.50 par value, common stock outstanding as of March 13, 1996.

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of the Registrant dated March 15,
1996 are incorporated in Items 10, 11, 12, and 13.  The Annual
Report of the Registrant is incorporated by reference in Items 5, 6, 7, and 8.

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

     Belmont National Bank provides a wide range of retail banking services to individuals and small to medium-sized businesses. These services include various deposit products, business and personal loans, credit cards, residential mortgage loans, home equity loans, and other consumer oriented financial services including IRA and Keogh accounts, safe deposit and night depository facilities. Belmont National Bank also owns automatic teller machines located at the Ohio Valley Mall and in New Philadelphia, Ohio providing 24 hour banking service to our customers. Belmont National Bank belongs to MAC, a nationwide ATM network with thousands of locations nationwide. Belmont National Bank offers a wide variety of fiduciary services. The trust department of the Bank administers pension, profit-sharing, employee benefit plans, personal trusts and estates.

BELMONT FINANCIAL NETWORK

     On July 1, 1985, Belmont Bancorp. formed a subsidiary corporation, Belmont Financial Network, Inc.(BFN). The purpose of the subsidiary was primarily to engage in lease consulting for personal or real property. Changes to the federal tax code that eliminated new investment tax credits as of December 31, 1987 adversely affected the leasing business. The daily operations of Belmont Financial Network were suspended during 1989 to reduce overhead costs. The leases formerly serviced by Belmont Financial Network are presently administered by Belmont National Bank. BFN was inactive throughout 1995.

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

 SUPERVISION AND REGULATION

     Belmont Bancorp. is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "Act"). The Act requires the prior approval of the Federal Reserve Board for a bank holding company to acquire or hold more than a 5% voting interest in any bank, and restricts interstate banking activities. The Act restricts Belmont's non-banking activities to those which are closely related to banking. The Act does not place territorial restrictions on the activities of nonbank subsidiaries of bank holding companies. Belmont's banking subsidiary is subject to limitations with respect to intercompany loans and investments. A substantial portion of Belmont's cash revenues is derived from dividends paid by its subsidiary bank. These dividends are subject to various legal and regulatory restrictions as summarized in Note 15 of the financial statements.

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

DESCRIPTION ON PROPERTIES

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

     Wheeling, WV Office - In January 1996, Belmont National Bank relocated its corporate headquarters to Wheeling, WV. The office is a leased facility located at 980 National Road, Wheeling, WV.

ITEM 3-LEGAL PROCEEDINGS

     None.


ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                             PART II

ITEM 5-MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
SHAREHOLDERS' MATTERS

  1995
                           Dividend
Quarter  High     Low      per Share
1st       $18.00  $14.25   $   0.105
2nd        19.75   16.00       0.110
3rd        25.00   18.50       0.130
4th        26.50   23.50       0.130
   Total                   $   0.475


  1994
                            Dividend
Quarter  High     Low       per Share
1st        $8.80   $8.40   $   0.084
2nd         9.80    8.80       0.084
3rd        12.88   10.00       0.105
4th        18.00   11.50       0.105
   Total                   $   0.378


     The number of shareholders of record for the Corporation's stock as of March 6, 1996 was 614. The latest available market price based on an actual trade price was $27.25 per share on March 13, 1996.

     Belmont Bancorp.'s common stock has a par value of $0.50 and, since October 1994, has been traded on the Nasdaq SmallCap market.

     The tables above show its high and low market prices and dividend information for the past two years. Prior to the Nasdaq listing in October 1995, market prices were based on actual trades known to the Corporation due to lack of an established market. Market prices and cash dividends paid per share have been restated to reflect the effect of a 10% common stock dividend paid in January 1994, a 25% common stock dividend paid in July 1994 and a 2-for 1 split paid in May 1995.

     Information regarding the limitations on dividends available to be paid can be located in Footnote 15 of the Notes to the Consolidated Financial Statements in the Corporation's Annual
Report (Exhibit B).

     Treasury stock is accounted for using the cost method.
There were 832 shares held in treasury on December 31, 1995 and 424 shares in treasury on December 31 1994.

ITEM 6.-SELECTED FINANCIAL DATA

     The Summarized Quarterly Financial Information and the
Consolidated Five Year Summary of Operations contained in the
Corporation's annual report (Exhibit B) are hereby incorporated by reference.

ITEM 7-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     The data presented in this discussion should be read in conjunction with the audited consolidated financial statements.

RESULTS OF OPERATIONS

SUMMARY

     For 1995, net income increased 30.06% from the previous year; net income for the year ended 1994 increased 25.89% compared to 1993. Net income per common share for 1995 was $1.95 compared to $1.49 per common share in 1994 and 1.18 in 1993. The Corporation's net income to average assets, referred to as return on assets, increased to 1.35% for the year ended 1995 from 1.12% last year and 0.96% during 1993. Operating income consists of earnings before income taxes, minus net investment and trading gains or plus net investment and trading losses. Operating income increased by $1,113,000 or 25.74% from 1994 to 1995. The table below summarizes earnings performance for the past three years.

($000s) except per share data     1995      1994       1993
Operating income                $5,437    $4,324     $2,032
Net income                       4,206     3,234      2,569

Net income per share            $ 1.95    $ 1.49     $ 1.18

Return on average assets          1.35%     1.12%      0.96%
Return on average common
equity                           18.90%    16.71%     14.57%
Return on average total
equity                           18.42     16.27%     14.21%

                                    1995         1994
                                 compared     compared
% Increase from previous year     to 1994      to 1993
Operating income                    25.74%      112.80%
Net income                          30.06%       25.89%


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

     The Consolidated Average Balance Sheets and Analysis of Net Interest Income Changes included in the Corporation's annual report (Exhibit B), compare interest revenue and interest earning assets outstanding with interest cost and liabilities outstanding for the years ended December 31, 1995, 1994, and 1993, and computes net interest income, net interest margin and net interest rate spread for each period. All three of these measures are reported on a taxable equivalent basis.

     The Corporation's net interest income grew by $1,764,000 on a taxable equivalent basis during 1995 compared to the same period last year, a 15.30% increase. The increase in net interest income was primarily attributable to the increase in average earning assets and improved net interest margins. During 1995, the Corporation's average interest-earning assets grew by approximately $20.9 million, up 7.68% from 1994.

     The yield on interest earning assets improved from 7.49% during 1994 to 8.28% during 1995, an increase of 79 basis points. (A basis point (bp) is equivalent to .01%.) However this increase was offset by an increase in the cost of interest bearing liabilities of 57 basis points from 1994 to 1995. Consequently, the net interest rate spread increased from 3.87% during 1994 to 4.09% during 1995.

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

     This table shows that the increase in the Corporation's net interest income during the year-to-date periods presented from 1994 to 1995 was generated by growth in the levels of earning assets and average interest bearing liabilities outstanding (depicted by the volume column).

OTHER OPERATING INCOME

     Other operating income excluding securities gains and losses, increased 30.47% and totaled $1,683,000 in 1995, compared to $1,290,000 in 1994 and $1,193,000 in 1993. The table below shows the dollar amounts and growth rates of the components of other operating income.

                       1995                 1994                1993
($000s)               Total     Change      Total    Change    Total
Trust income         $  431   $  21.11%    $  341     24.45%  $  274
Service charges on      555       5.31%       527     11.18%     474
deposits
Gain on sale of         136     491.30%        23    -65.67%      67
loans
Recovery on class       189         na          -        na        -
action lawsuit
Other income            390      -2.26%       399      5.56%     378

   Subtotal          $1,683      30.47%     1,290      8.13%   1,193

Investment              (11)    -22.22%        (9)    95.61%    (205)
securities gains
(losses)
Gains (losses) on
securities
available for sale      113     305.45%      (55)   -104.35%   1,264
Trading gains                    -
(losses)                  -     100.00%        1     100.86%    (116)
   Total             $1,785      45.48%   $1,227     -42.56%  $2,136

     During the fourth quarter of 1995, the Corporation recovered
$189,000 for settlement of a class action lawsuit arising out of the issuance and sale of taxable municipal bonds. This accounts for nearly half of the increase in Noninterest income.

     Another significant increase in Noninterest income is attributable to gains on sale of loans which increased $113,000 from 1994 to 1995. The Corporation utilized the secondary mortgage market during 1995 to divest itself of fixed rate mortgage loans with rates below a target rate for purposes of managing the interest rate risk associated with these loans. Servicing rights were retained on the loans sold. The Corporation continues to utilize the secondary market as a means of offering competitively priced mortgage loan products without retaining the interest rate risk associated with long term, fixed rate product.

     Trust income increased 21.11% from 1994 to 1995 and 24.45% from 1993 to 1994. This is an area that the Corporation expects to continue to develop and aggressively grow in the future.

     Losses on investments held in the maturity portfolio during 1995 and 1994 occurred as a result of calls on municipal bonds in the portfolio. These losses totaled $11,000 during 1995 and 9,000 during 1994. Net gains were realized on securities available for sale during 1995 totaling $113,000 compared to losses of $55,000 during 1994 and gains of $1,264,000 during 1993.

     The related income taxes on securities transactions, including trading and securities available for sale, were $25,000 and $67,000 for the years ended 1995 and 1993, respectively. A tax credit of $15,000 was attributable to securities transactions for 1994.

OPERATING EXPENSES

     Successful expense control is an essential element in maintaining the Corporation's profitability. The table below details the percentage changes in various categories of expense for the three years ended 1995, 1994, and 1993.

($000s)          1995      %       1994       %       1993      %       1992
                        Change             Change            Change
Salaries and   $2,555   12.01%   $2,281     8.98%   $2,093   26.16%   $1,659
wages
Employee          802   20.60%      665    -6.99%      715   46.22%      489
benefits
Net occupancy     552    3.56%      533    -1.48%      541   28.50%      421
expense
Equipment         764   23.62%      618    25.87%      491    8.63%      452
expense
Other           2,950   -0.74%    2,972     1.89%    2,917   39.84%    2,086
operating
expenses
     Total     $7,623    7.84%   $7,069     4.62%   $6,757   32.31%   $5,107

     Salaries and wages included incentive performance bonuses tied to earnings performance totalling $343,000 in 1995, $247,000
during 1994 and $129,000 during 1993.   The increase in employee
benefits from 1994 to 1995 was impacted by a higher contribution to the employees' profit sharing plan and by the purchase of personal computers for use by employees and directors at home. A goal of the Corporation's subsidized purchase of personal computers for its employees was to enhance their proficieny and skill on personal computers and translate that into added productivity in the workplace.

     A commonly used measure of operating efficiency is the amount of assets managed per full time equivalent employee (FTE). The table below depicts assets managed per FTE for each of the last 3 years compared to the Corporation's peer group as measured by the most recently available Uniform Bank Performance Report.

($000s)                  1995      1994      1993
Total assets         $317,279  $312,963  $267,505
FTEs                    113.0     110.5     118.0
Assets managed per   $  2,808  $  2,832  $  2,267
FTE

Peer group(1)        $  2,310  $  2,200  $  1,900

(1)  1995 Peer data as of September 30, 1995

Equipment expense increased from 1994 to 1995 due an increase in depreciation expense and repair and maintenance expense associated with the Corporation's in-house data processing system. During most of 1994 and all of 1993, the Corporation utilized a third party data processing servicer; payments for these services were included in other operatng expenses.

     Other noninterest operating expense includes FDIC insurance assessments. The premiums paid during 1995 were impacted by a reduction of the FDIC insurance premium rate in September and December on deposits insured by the Bank Insurance Fund (BIF). Approximately 70% of the Corporation's deposits are insured by the BIF. As a result FDIC and other insurance included in other operating expenses were $430,000, $616,000 and $581,000 in 1995,
1994 and 1993 respectively.

     Approximately 30% of the Corporation's deposits are insured through the Savings Association Insurance Fund (SAIF) of the FDIC and continue to be assessed at 23 cents per $100. These deposits had been acquired from a thrift in 1992. However Congress is currently considering a special, one-time assessment on SAIF-insured deposits. If enacted, this assessment could result in a one-time, pretax charge of up to $500,000, which could be offset by lower ongoing insurance costs in the future.

FINANCIAL CONDITION

SECURITIES

     The book values of investments as of December 31, 1995 and 1994 are detailed in Footnote 3 of the Notes to the Consolidated
Financial Statements in the Corporation's annual report (Exhibit
B).

     The investment portfolio consists largely of fixed and floating rate mortgage related securities, predominantly underwritten to the standards of and guaranteed by the government agency GNMA and by the government-sponsored agencies of FHLMC and FNMA. These securities differ from traditional debt securities primarily in that they have uncertain maturity dates and are priced based on estimated prepayment rates on the underlying mortgages.

Securities Held to Maturity
December 31, 1995
                                                                             Over 10 Year
              Maturity <        1-5 Year          6-10 Year         Maturity        Total
              1 year            Maturity          Maturity
($000s)       Amount     Yield  Amount     Yield  Amount     Yield   Amount   Yield   Amount   Yield

U.S.
Government
agencies and
corporations    $  -         -  $ 2,269     4.79    $    -       -   $    -       -  $ 2,269    4.79%
States and
political
subdivisions      35      9.23      654     8.21     1,145    7.77    3,200   10.43%   5,034    9.53%
(a)
Agency
mortgage-
backed
securities       866      0.47    9,094     6.78     3,651    7.36    2,812    8.46%  16,423    6.86%
(b)

   Total        $901      0.81% $12,017     6.48%   $4,796    7.46%  $6,012    9.51% $23,726    7.23%

(a)  Taxable equivalent
yields
(b)  Maturities of
mortgage-backed
securities are based on
estimated average life.

Securities
Available for
Sale
 (excluding
Equity
Securities)
December 31,
1995


              Maturity <        1-5 Year          6-10 Year           Over 10 Year
               1 year           Maturity          Maturity            Maturity           Total
($000s)        Amount    Yield   Amount  Yield     Amount   Yield      Amount   Yield   Amount Yield
U. S.            $  -        -  $   101   5.89%   $     -       -     $     -       -  $   101  5.89%
Treasury
securities
U.S.
Government
agencies
and                 -        -   11,695   6.41%         -       -         967    9.58% $ 12,662  6.65%
corporations

Agency
mortgage-
backed
securities        129     6.16%  43,596   7.04%    14,756    7.62%     10,869    8.38%   69,350  7.37%
(b)

States and
political
subdivisions        -        -      679   6.62%     6,157    7.18%     11,536    7.71%   18,372  7.49%
(a)
Mortgage
derivative          -        -        -      -          -       -       9,378    7.45%    9,378  7.45%
securities
   Total fair    $129     6.16% $56,071   6.90%   $20,913    7.49%    $32,750    7.91% $109,863  7.31%
   value

   Amortized
   cost          $131           $56,093           $20,796             $32,334          $109,354

(a)  Taxable equivalent
yields
(b) Maturities of
mortgage-backed
securities are based on
estimated average life.

   The mortgage derivative securities consist solely of collateralized mortgage obligations (CMOs) including one principal-only CMO issued by FNMA with a book value of $267,000 and a market value of $209,000. The remaining CMOs are privately issued. Credit risk on privately issued CMOs is evaluated based upon independent rating agencies and on the underlying collateral of the obligation. At December 31, 1995, the Corporation held one CMO issued by Prudential Home Mortgage with a book value of $3,046,000 and a market value of $3,073,000.

     The state and political subdivision portfolio includes approximately $1.9 million zero coupon revenue bonds. These bonds are purchased at a significant discount to par value and the income recognized on the bonds is derived from the accretion of the discount using a method that approximates a level yield.

MARKETABLE EQUITY SECURITIES

     The Corporation held marketable equity securities in its investment portfolio as of December 31, 1995. In accordance with regulatory requirements, all equity securities were transferred to Securities Available for Sale on January 1, 1994 because these securities do not have a stated maturity. Current accounting principles require that marketable equity securities be recorded at the lower of cost or market value with a corresponding adjustment to reduce shareholders' equity if market value is lower than cost. At December 31, 1995 and 1994, estimated market values approximated original cost.

                                                          Taxable
                                                         Equivalent
December 31, 1995 ($000s)         Cost     Market Value     Yield
Federal Home Loan Bank stock    $1,844           $1,844     6.82%

Corporate Stock                    215              215     4.57%

Federal Reserve Bank               187              187     6.00%
Stock
                                $2,246           $2,246


                                                          Equivalent
December 31, 1994 ($000s)         Cost     Market Value      Yield

Federal Home Loan Bank stock    $1,724           $1,724     6.38%

Corporate Stock                    155              155     2.74%

Federal Reserve Bank               187              187     6.00%
Stock
                                $2,066           $2,066

LOANS AND LEASES

     The following table shows the history of commercial and consumer loans and leases by major category at December 31.

($000s)                         1995      1994      1993      1992     1991
Commercial loans:
Real estate construction    $  1,530  $  1,801  $  2,081  $    973  $   771
Acceptances of other banks         -         -         -         -        -
Real estate mortgage          28,744    23,701    21,211    19,184   20,817
Commercial, financial
  and agricultural            50,532    38,983    25,317    19,568    9,424
Direct financing leases            3         5         9        58      476
   Total commercial loans   $ 80,809  $ 64,490  $ 48,618  $ 39,783  $31,488

Consumer  loans:
Residential mortgage        $ 69,999  $ 76,094  $ 70,301  $ 65,536  $38,720
Installment loans              6,959     5,116     5,281     7,535    6,538
Credit card and other          2,190     1,396     1,032     1,123    1,309
consumer
   Total consumer loans     $ 79,148  $ 82,606  $ 76,614  $ 74,194  $46,567

Total loans and leases      $159,957  $147,096  $125,232  $113,977  $78,055

An analysis of maturity and interest rate sensitivity of business loans at the end of 1995 follows:

                                 Under   1 to 5   Over 5
($000s)                          1 Year  Years    Years    Total
Domestic loans:
Real estate construction         $ 1,213 $     4 $   313 $ 1,530
Real estate mortgage              17,813   4,247   6,684  28,744
Commercial, financial
  and agricultural                35,193   9,932   5,407  50,532
Direct financing leases                0       3               3
   Total business loans (a)      $54,219 $14,186 $12,404 $80,809

Rate sensitivity:
Predetermined rate               $ 4,200 $ 5,272 $12,224 $21,696
Floating or adjustable rate       50,019   8,914     180  59,113
   Total domestic business loans $54,219 $14,186 $12,404 $80,809

Foreign loans                          0       0       0      0

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

     The allowance for possible loan losses totaled $2,703,000, or 1.69% of total loans and leases at December 31, 1995. At the end of the previous year, the allowance for possible loan losses was $1,537,000, or 1.04% of total loans and leases. The provision charged to expense during 1995 was $1,150,000 compared to $805,000 in the year ago period.

     Management's allocation of the allowance for possible loan losses for the past four years based on estimates of potential future loan loss is set forth in the table below:

                                          % of             % of             % of              % of
                                          Total            Total            Total             Total
($000s)                            1995   Loans     1994   Loans     1993   Loans      1992   Loans
Specific reserves:
Commercial                     $    310   0.19% $     10   0.01% $    960   0.77%  $    370   0.32%

Mortgage                             10   0.01%        5   0.00%       38   0.03%        51   0.04%

Consumer                              5   0.00%        7   0.00%       21   0.02%        41   0.04%

Criticized loans without
   specific allocation              414   0.26%      315   0.21%      160   0.13%       153   0.13%

Provision for loan categories
   based on historical loss
   experience:
Commercial                        1,344   0.84%      687   0.47%      335   0.27%       284   0.25%

Commercial real estate              152   0.10%      103   0.07%        7   0.01%        10   0.01%

Residential mortgage                325   0.20%      298   0.20%       28   0.02%        29   0.03%

Consumer                            143   0.09%      112   0.08%       68   0.05%        86   0.08%

     Total                     $  2,703   1.69% $  1,537   1.04% $  1,617   1.29%  $  1,024   0.90%


Total loans and leases         $159,957         $147,096         $125,232          $113,977
outstanding

     The allocation of the loan loss reserve in the manner described above is not available for 1991.

     The following table sets forth the five year historical information on the reserve for loan losses:

ALLOWANCE FOR POSSIBLE LOAN LOSSES
Five year history

($000s)                          1995      1994      1993      1992     1991
Balance as of January 1        $1,537    $1,617    $1,024    $1,013   $  891
Provision of loan losses
                                1,150       805       577       405      125
Adjustment incident to
acquisition                         -         -         -         4        -
Loans charged off:
  Real estate
                                   25        49        19        13       19
  Commercial
                                    -       806         -        59        6
  Consumer
                                   26        85        15        25       22
   Direct financing leases
                                    -         -         -       340        -
Total loans charged-off
                                   51       940        34       437       47

Recoveries of loans
previously
charged-off:
   Real estate                      3        18         -         2        9
  Commercial
                                    1        29        21        22       19
  Consumer
                                   18         7        11         6       16
  Direct financing leases
                                   45         1        18         9        -
Total recoveries
                                   67        55        50        39       44
Net charge-offs (recoveries)
                                  (16)      885       (16)      398        3
Balance at December 31         $2,703    $1,537    $1,617    $1,024   $1,013

($000s)                           1995      1994      1993      1992     1991
Loans and leases outstanding
   at December 31             $159,957  $147,096  $125,232  $113,977  $78,055
Allowance as a percent of
loans
   and leases outstanding         1.69%     1.04%     1.29%     0.90%    1.30%
Average loans and leases      $152,502  $134,952  $120,218  $ 95,489  $76,333

Net charge-offs as a percent
of average loans and leases      -0.01%     0.66%    -0.01%     0.42%    0.00%

     The following schedule shows the amount of under-performing assets and loans 90 days or more past due but accruing interest.

UNDER-PERFORMING ASSETS
($000s)                          1995      1994      1993
Nonaccrual loans and leases      $162    $  478    $2,358
Loans 90 days or more past
due but accruing interest          14        11       436
Other real estate owned           579       586        69
   Total                         $755    $1,075    $2,863

     In addition to the above schedule of non-performing assets, Management prepares a watch list consisting of loans over $100,000 which Management has determined require closer monitoring to further protect the Corporation against loss. The balance of loans classified by Management as substandard due to delinquency and a change in financial position at the end of 1995 and not included in the table above was $787,000. There are no other loans classified for regulatory purposes that would materially impact future operating results, liquidity or capital resources or which management doubts the ability of the borrower to comply with loan repayment terms.

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

AVERAGE DEPOSITS ($000s)           1995       1994      1993
Demand                         $ 25,819   $ 24,797  $ 21,093

Interest bearing checking        25,953     26,764    30,895

Savings                          78,679     95,655    85,865

Other time                      108,578     89,431    96,045

Certificates-$100,000 and        12,751     10,229    10,661
over
   Total average deposits      $251,780   $246,876  $244,559


DISTRIBUTION OF AVERAGE           1995       1994      1993
DEPOSITS
Demand                           10.26%     10.04%    8.63%
Interest bearing checking        10.31%     10.84%   12.63%
Savings                          31.25%     38.75%   35.11%
Other time                       43.12%     36.23%   39.27%
Certificates-$100,000 and         5.06%      4.14%    4.36%
over
   Total                        100.00%    100.00%  100.00%

CHANGE IN AVERAGE
   DEPOSIT SOURCES ($000s)  1994 to 1995  1993 to 1994

Demand                        $  1,022    $ 3,704

Interest bearing checking
                                  (811)    (4,131)
Savings
                               (16,976)     9,790
Other time
                                19,147     (6,614)
Certificates-$100,000 and
over                             2,522       (432)
   Total                      $  4,904    $ 2,317

Average deposits increase 1.99% from 1994 to 1995. The mix of deposits is directly affected by the interest rate environment. During periods of low interest rates, customers tend to maintain their balances in savings accounts. As deposit rates increase, funds flow from savings deposits to time deposits. As part of its asset/liability strategy during 1995, the Corporation offered several certificate of deposit promotions to extend maturities on deposits. This resulted in a decrease in average savings balances and an increase in average time balances.

BORROWINGS

     Other sources of funds for the Corporation include short-term repurchase agreements and Federal Home Loan Bank borrowings. Borrowings at the Federal Home Loan Bank are utilized to match the maturities of selected loans and to leverage the capital of the Corporation to enhance profitability for shareholders.

CAPITAL RESOURCES

     At December 31, 1995, shareholders' equity was $25,164,000 compared to $20,214,000 at December 31, 1994, an increase of $4,950,000 or 24.49%. The increase in capital during 1995 was due to retention of earnings and the increase in market value of Securities Available for Sale.

     The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The guidelines also define and set minimum capital requirements (risk-based capital ratios).
Banks are required to have core capital (Tier 1) of at least 4.0% of risk-weighted assets and total capital of 8.0% of risk-weighted assets. Tier 1 capital consists principally of shareholders' equity less goodwill, while total capital consists of core capital, certain debt instruments and a portion of the reserve for loan losses. At December 31, 1995, the Corporation had a Tier 1 capital ratio of 13.07% and a total capital ratio of 14.59%, well above the regulatory minimum requirements.

     The following table shows several capital and liquidity ratios for the last three years:

December 31                     1995   1994   1993
Average shareholder's equity
to :
  Average assets                7.34%  6.87%  6.76%
  Average deposits              9.07%  8.05%  7.39%
  Average loans and leases     14.97% 14.73% 15.04%
Primary capital                 8.78%  6.95%  7.84%
Risk-based capital ratio:
   Tier 1                      13.07% 12.26% 12.82%
   Total                       14.59% 13.21% 14.04%
Leverage ratio                  7.39%  6.33%  6.42%

     National banks must maintain a total assets leverage ratio of at least 3.0%. The total assets leverage ratio is calculated by dividing capital less intangibles into assets, net of intangibles. In many cases, regulators require an additional cushion of at least 1.0% to 2.0%. At December 31, 1995, the Corporation's Tier One leverage ratio was 7.39%.

     The following table presents dividend payout ratios for the past three years.

                                1995   1994   1993
Total dividends declared
  as a percentage of net       25.77% 27.18% 30.36%
income
Common dividends declared
  as a percentage of earnings
  per common share             24.36% 25.37% 28.05%

     Currently there are no known trends, events or uncertainties that would have a material effect on the Corporation's liquidity, capital resources or results of operations.

LIQUIDITY AND INTEREST RATE SENSITIVITY

     The Corporation meets its liability based needs through the operation of Belmont National Bank's branch banking network that gathers demand and retail time deposits. The Bank also acquires funds through repurchase agreements and overnight federal funds that provide additional sources of liquidity. Total deposits decreased by $9.1 million, or 3.55%, from the end of 1994 to 1995. Short term borrowings increased by $3.2 million over the same period. Average deposits increased 1.99% during 1995 compared to 1994.

     The Corporation also has unused lines of credit with various correspondent banks totaling $10.4 million which may be used as an alternative funding source.

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

Rate Sensitivity
Analysis
December 31, 1995
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
                     1-30 days    days      days      days      & under       years     5 years     Total

Interest earning
assets:
Loans and leases       $43,672 $ 9,688    $ 6,851   $13,783     $ 73,994    $ 28,496   $ 57,467   $159,957

Investment securities      697   3,703      1,106     1,678        7,184       6,608      9,934     23,726

Securities available     2,681   1,628      6,688     6,908       17,905      39,496     54,708    112,109
for sale
   Total interest      $47,050 $15,019    $14,645   $22,369     $ 99,083    $ 74,600   $122,109   $295,792
earning assets

Interest bearing
liabilities:
Interest checking      $     -  $    -  $       - $       -   $        -  $        -   $ 27,193   $ 27,193

Savings                 21,145       -          -         -       21,145           -     57,738     78,883

Certificates-$100,000    2,360   1,266      3,410     3,205       10,241       1,327        309     11,877
and over
Other time               6,498  16,185     23,621    24,050       70,354      24,877      7,172    102,403

Short term borrowings   38,665       -          -         -       38,665           -          -     38,665

Long term debt               -       -          -         -            -       4,802          -      4,802

Total interest        $ 68,668 $ 17,451  $ 27,031  $ 27,255     $140,405    $ 26,204   $ 92,412   $259,021
bearing liabilities
Rate sensitivity gap  $(21,618)  (2,432) $(12,386)   (4,886)    $(41,322)   $ 48,396   $ 29,697   $ 36,771

Cumulative gap        $(21,618)$(24,050) $(36,436) $(41,322)                $ 7,074    $ 36,771

Cumulative gap as a
percentage of
interest earning         -7.31%   -8.13%   -12.32%   -13.97%                   2.39%      12.43%
assets

Interest bearing checking and savings deposits that have no contractual maturity are scheduled in the table above according to Management's best estimate of their repricing sensitivity to changes in market rates. If all of these deposits had been included in the 1-30 days category above, the cumulative gap as a percentage of earning assets would have been negative 36.02%, 36.84%, 41.03%, 42.68%, 26.32% and positive 12.43%, respectively, for the 1-30 days, 31-90 days, 91-180 days, 181-365 days, 1-5 years, and greater than 5 years categories at December 31, 1995.

     In January 1996, the maturity of $10 million included in short term borrowings was extended to one year and an additional
$10 million was extended to two years.

ITEM 8 - FINANCIAL STATEMENTS & SUPPLEMENTARY DATA

     The annual report of Belmont Bancorp. is hereby incorporated by reference and appears as Exhibit B. Management's report on their responsibility for financial reporting is included in the Corporation's annual report.

ITEM 9 - DISAGREEMENT OF ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                            PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


The information appearing in Belmont Bancorp.'s definitive proxy statement dated March 15, 1996 (Exhibit C) is incorporated by reference in response to this item.

EXECUTIVE OFFICERS OF THE REGISTRANT AS OF JANUARY 1, 1996:

Name                    Age               Position
J. Vincent Ciroli, Jr.  50                President and Chief
                                          Executive, Officer,
                                          Belmont Bancorp. &
                                          Belmont National Bank

William Wallace         40                Vice President, Belmont Bancorp.;
                                          Executive Vice President & Chief
                                          Operating Officer,
                                          Belmont National Bank

Jane R. Marsh           34                Secretary, Belmont Bancorp.;
                                          Senior Vice President,
                                          Controller & Cashier, Belmont
                                          National Bank

     Each of the officers listed above has been an executive officer of the Corporation or one of its subsidiaries during the past five years.

ITEM 11 - EXECUTIVE COMPENSATION

     The information appearing in Belmont Bancorp.'s definitive proxy statement dated March 15, 1996 (Exhibit C) is incorporated by reference in response to this item.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The information appearing in Belmont Bancorp.'s definitive proxy statement dated March 15, 1996 (Exhibit C) is incorporated by reference in response to this item.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information appearing in Belmont Bancorp.'s definitive proxy statement dated March 15, 1996 (Exhibit C) is incorporated by reference in response to this item.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 19, 1996.

By  Terrence A. Lee, Chairman                       BELMONT BANCORP
    Terrence A. Lee, Chairman                       (Registrant)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

John A. Belot                John A. Belot            Director
Vincent Ciroli, Jr.          J. Vincent Ciroli, Jr.   Director,President & CEO.
                                                      Belmont Bancorp.,
                                                      Belmont National Bank
Samuel Mumley                 Samuel Mumley           Director
Mary L. Holloway Haning       Mary L. Holloway Haning Director
Charles J. Kaiser, Jr.        Charles J. Kaiser, Jr.  Director
John H. Goodman, II           John H. Goodman, II     Director
Dana Lewis                    Dana Lewis              Director
Jane R. Marsh                 Jane R. Marsh           Secretary, Belmont
                                                      Bancorp. and Sr.
                                                      Vice President,
                                                      Controller & Cashier,
                                                      Belmont National Bank
James Miller                  James Miller            Director
W. Quay Mull, II              W. Quay Mull, II        Director
Tom Olszowy                   Tom Olszowy             Director
Keith Sommer                  Keith Sommer            Director
William Wallace               William Wallace         Director & Vice
                                                      President, Belmont
                                                      Bancorp.;
                                                      Executive Vice
                                                      President & COO,
                                                      Belmont National Bank
Charles A. Wilson, Jr.        Charles A. Wilson, Jr.  Vice Chairman

Terrence A. Lee                                       Chairman of the
                                                      Board
Terrence A. Lee                                       March 19, 1996

INDEX TO EXHIBITS

Exhibit 1 - Consent of Independent Certified Public Accountants
Exhibit 2 - Belmont Bancorp.'s 1995 Annual Report to Shareholders
Exhibit 3 - Belmont Bancorp.'s Proxy Statement to Shareholders, dated
            March 15, 1996
Exhibit 27 - Financial Data Schedule