Form 10-Q
period 1996-03-31
BELMONT BANCORP
filed 1996-05-02
CIK 726294

U.S. Securities and Exchange Commission
                   Washington, D.C.  20549

                          Form 10-Q

            For the Quarter Ended March 31, 1996

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

                Common Stock, $0.50 par value,
                2,114,644 shares outstanding
                    as of April 30, 1996

FORM 10-Q
BELMONT BANCORP.
Quarter Ending March 31, 1996

INDEX

Part I.  Financial information

Financial highlights

Management's report on financial statements

Consolidated Statements of Condition - March 31, 1996,
   December 31, 1995, and March 31, 1995

Consolidated Statements of Income-Three Months
   Ended March 31, 1996  and March 31, 1995

Consolidated Statements of Cash Flows-Three Months
   Ended March 31, 1996 and March 31, 1995

Consolidated Statements of Changes in Shareholders' Equity
   Three Months Ended March 31, 1996 and Year Ended
   December 31, 1995

Notes to the Consolidated Financial Statements

Management's Discussion and Analysis of Financial Condition and
     Results of Operations

Part II - Other Information

Legal Proceedings
Changes in Securities
Defaults upon Senior Securities
Submission of Matters to a Vote of Security Holders
Other Information
Signature page

BELMONT BANCORP. AND SUBSIDIARIES
Financial Highlights

March 31                                       1996       1995     %
                                                                 Change

Earnings and dividends ($000's)
Net income                                 $  1,409   $  1,006   40.1
Operating earnings (1)                        1,728      1,242   39.1
Cash dividends declared on common stock         275        222   23.9
Per common share (2):
Net income                                    $0.66      $0.47   40.4
Cash dividends declared                       0.130      0.105   23.8
Book value                                    11.66       9.86   18.2
Market price :
  High                                        27.50      18.00   52.8
  Low                                         25.00      15.00   66.7
At quarter-end ($000's)
Assets                                     $323,141   $309,532    4.4
Loans and leases                            167,563    146,908   14.1
Deposits                                    260,558    258,774    0.7
Stockholders' equity                         25,664     21,860   17.4
Key Ratios
Return on average assets                       1.74%      1.28%  36.1
Return on average common shareholders'        22.35%     19.87%  12.5
equity
Net interest margin (TE)                       4.66%      4.58%   0.7
Number of shares (2)                      2,114,644  2,114,634    0.0
Number of full time equivalent                112.5      112.0    0.4
employees
Total assets per FTE employee                $2,872   $  2,764    3.9
</TABLE)

(1) Operating earnings are defined as
earnings before income taxes minus
securities and trading gains or plus
securities and trading losses.

(2)  Per common share amounts have been
restated for the effect of a 100% common stock dividend paid May 8, 1995.

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

     The functioning of the accounting system and related internal accounting controls is under the general oversight of the Audit
Committee of the Board of Directors which is comprised of five outside directors. The accounting system and related controls are reviewed by a program of internal audits and by the Corporations' independent accountants. The Audit Committee meets regularly with the conttact internal auditor and the independent public accountants to review the work of each and ensure that each group is properly discharging its responsibilities. In addition, the Committee reviews and approves the scope and timing of the internal and external audits and any findings with respect to the system of internal controls. Reports of examinations conducted by federal regulatory agencies are also reviewed by the Committee.

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


            Consolidated Condensed Balance Sheet
   (Unaudited)  ($000s except per share amounts)
                                                   March   December    March
                                                    31,       31,        31
                                                   1996      1995       1995
ASSETS

Cash and due from banks                          $  9,283  $ 10,175  $  7,885

Federal funds sold                                      -         -         -
Securities available for sale at market value
                                                  111,827   112,109    53,088
Securities in trading account                           -         -         -
Securities held to maturity (1)                    22,912    23,726    90,104
Loans                                             167,563   159,957   146,908
Less allowance for possible loan losses             2,853     2,703     1,931
      Net loans                                   164,710   157,254   144,977
Premises and equipment, net                         5,290     5,090     4,894
Other real estate owned                               579       579       586
Accrued income receivable                           2,430     2,150     2,065
Other assets                                        6,110     6,196     5,933
      Total Assets                               $323,141  $317,279  $309,532

LIABILITIES

Non-interest bearing deposits
       Demand                                    $ 25,309  $ 26,494  $ 24,420

 Interest-bearing deposits:
       Demand                                      41,468    27,193    24,861
       Savings                                     79,379    78,883    77,627
       Time                                       114,402   114,280   131,866
       Total deposits                             260,558   246,850   258,774
  Short-term borrowings                            20,432    38,665    27,386
  Long-term debt                                   14,772     4,802         -
  Accrued interest on deposits and other
  borrowings                                          706       661       771
  Other liabilities                                 1,009     1,137       741
        Total liabilities                        $297,477  $292,115  $287,672

SHAREHOLDERS' EQUITY

   Preferred stock - authorized 90,000 shares
   with no par value; issued and outstanding,
   none                                                 -         -         -
   Senior cumulative preferred stock -
   authorized, issued and outstanding
   10,000 shares with a $100 par value           $  1,000  $  1,000  $  1,000

   Common stock  - $0.50 par value, 8,900,000
   shares authorized; 2,115,476 issued in 1996
   and at December 31,1995; $3.57 par value,
   1,750,000 shares authorized, 1,057,738
   issued March 31,1995                             1,057     1,057       529
   Surplus                                          7,781     7,781     7,781
   Treasury stock (832 shares in 1996 and 1995)        (8)       (8)       (8)
   Retained earnings:
         Unappropriated                            15,262    14,148    11,790
         Appropriated for contingencies               850       850       850
   Stock dividend to be distributed                     -         -       529
   Net unrealized gain (loss) on securities
   avail.for sale                                    (278)      336      (611)
      Total shareholders' equity                 $ 25,664  $ 25,164  $ 21,860

      Total liabilities and shareholders' equity $323,141  $317,279  $309,532

(1)  Market value, March 31, 1996, $22,789;
     December 31, 1995, $23,758; March 31, 1994, $87,500.
(2) Per share data has been restated for a 100% common stock dividend paid in May 1995.
(3)  Performance ratios are presented on an annualized basis.
     Net interest margins are presented on a fully taxable equivalent basis.

     Consolidated Condensed Statement of Income
    (Unaudited)  ($000s except per share amounts)
                                                     Three Months Ended March 31,
                                                        1996           1995
INTEREST INCOME

    Loans and lease financing
        Taxable                                   $    3,669     $    3,368
        Tax-exempt                                        78             58
    Investment securities:
        Taxable                                        2,039          2,071
        Tax-exempt                                       321            355
     Dividends                                            37             29
     Interest on trading securities                        -              -
     Interest on fed funds sold                            6             17
        Total interest income                          6,150          5,898

INTEREST EXPENSE

      Deposits                                         2,282          2,249
      Borrowings                                         567            497
         Total interest expense                        2,849          2,746
         Net interest income                           3,301          3,152
      Provision for possible loan losses                 150            400
         Net interest income after
         provision for possible loan losses            3,151          2,752

NON-INTEREST INCOME

      Trust fees                                         160            183
      Service charges on deposits                        156            131
      Other operating income                             154            116
      Investment securities gains (losses)                (1)             1
      Trading profits (losses)                             -              -
      Gains (losses) on securities                       230            126
      available for sale
        Total non-interest income                        699            557

NON-INTEREST EXPENSE
       Salary and employee benefits                      826            805
       Net occupancy expense of premises                 170            147
       Equipment expenses                                182            177
       Other operating expenses                          715            811
         Total non-interest expense                    1,893          1,940
         Income before income taxes                    1,957          1,369
INCOME TAXES                                             548            363
       Net income                                 $    1,409     $    1,006
PER COMMON SHARE DATA (2)
       Net income per share                       $     0.66     $     0.47
       Cash dividend per share                    $    0.130     $    0.105
       Book value per share                       $    11.66     $     9.86
       Weighted average shares                     2,114,644      2,114,634
       outstanding



CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
 (Unaudited) ($ expressed in 000s)

BELMONT BANCORP.
                               Year Ended December 31,1995 and
                               Three Months Ended March 31, 1996


                                                                                         Unrealized
                                                                                         Loss On
                                                              Retained Earnings          Securities
                            Preferred    Common               Unappro-   Appro-  Treas.  Available-
                                Stock     Stock    Surplus     priated   priated Stock   for-Sale
Balance, December 31, 1994      1,000     3,777      5,061      11,026    850    (8)     (1,492)
Transfer to surplus resulting
    from change in par value
    of common  stock                     (3,248)     3,248

2 for 1 stock split                         528       (528)
1995 Net income                                                  4,206
  Cash dividends declared:
    Preferred stock                                                (80)
    Common stock ($475 per                                      (1,004)
    share)
Change in unrealized loss-                                                                1,828
securities available for sale
Balance, December 31, 1995      1,000     1,057      7,781      14,148    850    (8)        336
  Year to date 1995 Net                                          1,409
  income
  Cash dividends declared:
     Preferred stock                                               (20)
     Common stock ($.13 per                                       (275)
     share)
  Change in unrealized loss-                                                               (614)
  Securities available-for-
  sale
Balance, March 31, 1996         1,000     1,057      7,781      15,262    850    (8)       (278)

CONSOLIDATED STATEMENT OF CASH FLOWS
Three Months Ended March 31, 1996
(Unaudited)

BELMONT BANCORP.
                                                                     1996        1995

Operating Activities

Net income                                                       $  1,409     $  1,006

Adjustments to reconcile net income to net
cash flows provided by operating activities:
Provision for possible loan losses                                    150          400
Depreciation and amortization expense                                 155          149
Amortization of investment security
     premiums                                                         301          242
Accretion of investment security discounts and
     interest recorded on zero-coupon securities                      (50)        (127)
Investment securities (gains) losses                                    1         (128)
(Gains) losses on securities available for sale                      (230)      27,113
Purchase of securities for trading account                              -      (31,555)
Loss (gain)  on sale of fixed assets                                    -            4
Gain on sale of loans                                                   -          (10)
(Increase) decrease in interest receivable                           (280)          68
Increase (decrease) in interest payable                                45          181
Others, net                                                           273          290
   Net cash provided (used) by operating activities                 1,774       (2,367)

Investing Activities
Proceeds from sales of investment securities                            -          981
Proceeds  on sale of securities available for sale                 42,197            -
Proceeds from maturities and calls of investment                    1,065            -
securities
Purchases of investment securities                                      -         (762)
Purchase of securities available for sale                         (48,463)           -
Principal collected on mortgage-backed
   securities                                                       5,345        3,973
Net (increase) decrease in loans and
  leases, net of charge offs                                      (10,037)      (1,459)
Proceeds on sale of loans                                           2,427        1,740
Loans purchased                                                         -          (94)
Recoveries on loans previously charged off                              4            6
Purchases of premises and equipment                                  (355)        (404)
Proceeds on sale of fixed assets                                        -            4
   Net cash provided (used) by investing activities                (7,817)       3,985

Financing Activities
Net increase (decrease) in deposits                                13,708        2,851
Net increase (decrease) in short-term borrowings                  (18,233)      (8,112)
Proceeds on long-term debt                                         10,000           10
Payments on long-term debt                                            (30)           -
Dividends paid on common and preferred stock                         (294)        (242)
   Net cash provided (used) by financing activities                 5,151       (5,493)


Increase (Decrease) in Cash and Cash Equivalents                     (892)      (3,875)
Cash and Equivalents at Beginning of Year                          10,175       11,770
Cash and Equivalents at March 31                                 $  9,283     $  7,895

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     The foregoing financial statements are unaudited, however, in the opinion of Management, all adjustments necessary for a fair
presentation of the financial statements have been included.   A
summary of the Corporation's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for 1995.

     Related party transactions - The Corporation's and it Subsidiaries' directors and officers and their associates were customers of, and had other transactions with, the subsidiary bank in the ordinary course of business during 1996. All loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility.

     All references in the accompanying financial statements to the number of common shares and per share amounts have been restated to reflect the stock dividend paid in May 1995 to shareholders of record May 1, 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SUMMARY

     The net income of Belmont Bancorp. for the three months ended March 31, 1996 increased 40.1% to $1,409,000, compared to $1,006,000 for the first three months of 1995. Earnings per common share were $0.66 for the first three months of 1996, compared to $0.47 for the corresponding period last year, an increase of 40.4%. Operating earnings increased to $1,728,000 for the three months of 1996, up 39.1% from $1,242,000 for the same period last year.

     The following table presents the return on average shareholders' equity and the return on average assets for comparative periods of 1996 and 1995.

                                      March 31,
($000s)                           1996        1995
Return on average assets          1.74%       1.28%
Return on shareholders'
equity                           21.80%      19.30%
Return on average common
equity                           22.35%      19.87%

Average assets                $322,997    $313,890
Average shareholders'
equity                        $ 25,859    $ 20,854

     Average assets increased $9.1 million from $313.9 million to $323.0 million from March 31, 1995 to March 31, 1996. Average shareholders' equity increased $5.0 million primarily through the retention of earnings.


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

     Table 1, Consolidated Average Balance Sheets and Analysis of Net Interest Income, compares interest revenue and interest earning assets outstanding with interest cost and liabilities outstanding for the three months ended March 31, 1996, 1995 and 1994. The table contains net interest income, net interest margin and net interest rate spread for each period. All three of these measures are reported on a taxable equivalent basis.

     The taxable equivalent yield on interest earning assets increased from 8.34% during the first quarter of 1995 to 8.47% in 1996, an increase of 13 basis points. (A basis point (bp) is equivalent to .01%.) The cost of interest bearing liabilities rose 11 basis points from 4.18% during the first quarter of 1995 to 4.29% in 1996. The net interest margin increased from 4.58% to 4.66% during the comparative quarters.

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

TABLE 1. - CONSOLIDATED AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST INCOME
(Fully Taxable Equivalent Basis)
($000's)

                                                            Three Months Ended March 31,
                                                1996                     1995                        1994
                                     Average          Average  Average          Average   Average          Average
                                      Out-    Revenue  Yield/   Out-    Revenue/ Yield/    out-   Revenue Yield/
                                     standing    Cost   Rate   standing   Cost   Rate    standing  Cost   Rate
Assets
Interest earning assets
  Loans and leases                   $161,434  $3,783  9.50%   $147,013 $3,453  9.53%   $127,892 $2,682  8.50%
  Securities
    Taxable                           117,365   2,074  7.17%    122,429  2,099  6.95%    107,404  1,355  5.12%
    Exempt from income tax             23,867     467  7.94%     25,177    516  8.31%     16,636    329  8.02%
  Trading account assets                    0       0  0.00%          0      0  0.00%          0      0  0.00%
  Federal funds sold                      469       6  5.19%      1,191     17  5.79%        468      3  2.60%
  Interest bearing deposits                 0       0  0.00%          0      0  0.00%          0      0  0.00%
Total interest earning assets         303,135   6,330  8.47%    295,810  6,085  8.34%    252,400  4,369  7.02%
Cash and due from banks                 8,664                     8,472                    8,168
Other assets                           13,311                    13,165                   11,736
Valuation allowance-available for
   sale securities                        627                    (1,869)                     (10)
Allowance for possible loan loss       (2,740)                   (1,688)                  (1,503)
Total assets                          322,997                   313,890                  270,791
Liabilities
Interest bearing liabilities
  Interest checking                    33,229     242  2.95%     25,070    144  2.33%     27,274    142  2.11%
  Savings                              78,320     588  3.04%     80,203    590  2.98%    101,197    750  3.01%
  Other time deposits                 114,449   1,452  5.15%    125,391  1,515  4.90%     89,186    933  4.24%
  Other Borrowings                     43,244     567  5.32%     35,507    497  5.68%      8,537     62  2.95%
Total interest bearing liabilities    269,242   2,849  4.29%    266,171  2,746  4.18%    226,194  1,887  3.38%
Demand deposits                        25,820                    25,274                   23,508
Other liabilities                       2,077                     1,591                    1,546
Total liabilities                     297,139                   293,036                  251,248
Shareholders' equity                   25,858                    20,854                   19,543
   Liabilities & shareholders'
equity                                322,997                   313,890                  270,791
Net interest income
  Margin on a taxable equivalent
basis                                           3,481  4.66%             3,339  4.58%             2,482  3.99%
Net interest rate spread                               4.18%                    4.16%                    3.64%
Interest bearing liabilities
  to interest earning assets                          88.82%                   89.98%                   89.62%


TABLE 2. - ANALYSIS OF NET INTEREST INCOME CHANGES
(Taxable Equivalent Basis) ($000's)


                                                  Three Months Ended March 31, 1995
                                               1996                               1995
                                             Compared                           Compared
                                             to 1995                            to 1994

                                      Volume    Yield    Mix    Total    Volume    Yield     Mix     Total
Increase (Decrease) in Interest
Income:
  Loans and Leases                      $339    ($  8)   $ 0    $ 331     $ 401     $322   $  48    $  771
  Securities:
    Taxable                              (87)      64     (3)     (26)      190      486      68       744
    Exempt from Income Taxes             (27)     (23)     1      (49)      169       12       6       187
  Trading Account Assets                   0        0      0        0         0        0       0         0
  Federal Funds Sold                     (10)      (2)     1      (11)        5        4       6        15
  Interest Bearing Deposits                0        0      0        0        (1)      (1)      1        (1)
Total Interest Income Change             215       31     (1)     245       764      823     129     1,716
Increase (Decrease) in Interest
Expense:
  Interest Checking                       47       39     12       98       (11)      15      (2)        2
  Savings                                (14)      12      0       (2)     (156)      (6)      1      (161)
  Other Time Deposits                   (132)      76     (7)     (63)      379      145      59       583
  Short Term Borrowings                  108      (31)    (7)      70       196       57     182       435
Total Interest Expense Change              9       96     (2)     103       408      211     240       859
Increase (Decrease) in Net Interest
Income on a Taxable Equivalent Basis    $206    ($ 65)   $ 1    $ 142     $ 356     $612  ($ 111)   $  857
(Increase) Decrease in Taxable
Equivalent
  Adjustment                                                        7                                  (68)
Net Interest Income Change                                      $ 149                               $  789

OTHER OPERATING INCOME

     Other operating income, excluding securities gains and losses, increased 9.3%, or $40,000, and totaled $470,000 for the first three months of 1996, compared to $430,000 for the respective period last year. Changes in various categories of other income are depicted in the table below.

Three months ended March 31,
($000s)                                  1996    1995  % Change
Trust fees                               $160    $183    -12.6%
Service charges on deposits               156     131     19.1%
Gain on sale of loans                      16      10     60.0%
Other income                              138     106     30.2%
     Subtotal                             470     430      9.3%
Security gains (losses)                    (1)      1   -200.0%
Gains (losses) securities
available for sale                        230     126     82.5%
     Total                               $699    $557     25.5%


INVESTMENT SECURITIES

     The amortized cost and estimated market values of securities held to maturity at March 31, 1996 are as follows:

Held to Maturity:

                                                       Gross      Gross     Estimated
                                           Amortized Unrealized Unrealized  Market
                                           Cost         Gains     Losses    Value
($000s)
U.S. Treasury securities and obligations
of U.S. Government corporations and         $ 2,267     $  0      $111      $ 2,156
agencies
Obligations of states and political           4,982       91       129        4,944
subdivisions
Mortgage-backed securities                   15,663      142       116       15,689
     Total                                  $22,912     $233      $356      $22,789


Obligations of U.S. Government corporations and agencies consist of one floating rate structured note.

The amortized cost and estimated market values of securities available for sale at March 31, 1996 are as follows:

Available for Sale:

                                                      Gross   Gross
                                                     Unreal- Unreal-     Estimated
                                           Amortized  ized    ized       Market
($000s)                                      Cost     Gains   Losses      Value
U.S. Treasury securities and obligations
of U.S. Government corporations and
agencies                                 $ 13,468     $  0    $  209   $ 13,259
Obligations of states and political
subdivisions                               15,786       50       328     15,508
Mortgage-backed securities                 50,070      550       307     50,313
Mortgage derivatives                       30,428      256       433     30,251
Marketable equity securities                2,496        -         -      2,496
     Total                               $112,248     $856    $1,277   $111,827

Obligations of U.S. Government corporations and agencies include a structured note with a book value of $1,730,000 and an estimated market value of $1,676,000.

     The mortgage derivatives are comprised solely of collateralized mortgage obligations (CMOs) including one principal only CMO issued by FNMA with a book value of $267,000 and an estimated market value of $215,000. Privately issued CMOs included in the table above have a book value of $14,949,000 and an estimated market value of $15,111,000. Credit risk on privately issued CMOs is evaluated based upon independent rating agencies and on the underlying collateral of the obligation. At March 31, 1996, the Corporation held two CMOs issued by Prudential
Home Mortgage with an aggregate book value of $7,197,000   and an
estimated market value of $7,195,000 and one CMO issued by Ryland Acceptance Corporation with a book value of $3,398,000 and an estimated market value of $3,373,000.

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

 Three months ended
     March 31,
($000s)                1996   1995  % Change
Salaries and wages   $  614 $  559      9.8%
Employee benefits       212    246    -13.8%
Net occupancy expense   170    147     15.6%
Equipment expense       182    177      2.8%
Other operating         715    811    -11.8%
expenses
     Total           $1,893 $1,940     -2.4%

     Occupancy expense increased 15.6% during the first three months of 1996 compared to last year. This increase is primarily attributable to a new office that opened in Wheeling, WV in January 1996. Employee benefits declined due to a lower accrual for the Corporation's defined contribution profit sharing plan. Other operating expenses declined $96,000 as a result of the reduction in the FDIC premium rate.

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

     For the first three months of 1996, $150,000 was added to the allowance and charged to expense compared to $400,000 in 1995. At March 31, 1996, the allowance for possible loan losses to total loans and leases was 1.70% compared to 1.31% last year. The ratio of the Allowance for Possible Loan Losses to underperforming assets increased to 295.0% at March 31, 1996, up from 262.0% last year. The following table details the Allowance for Possible Loan Losses and also includes various loan charge off statistics for 1996 and 1995.

Allowance for Possible Loan Losses
Three months ended March 31,
                                                   March 31,
($000s)                                           1996     1995
Balance, beginning of period                  $  2,703 $  1,537

Provision for possible loan losses                 150      400

Loans charged-off                                    5       11
Recoveries on loans previously charged-              5        5
off
     Net charge offs                                 0        6

Balance, end of period                        $  2,853 $  1,931

Loans and leases outstanding at period        $167,563 $146,908
Average loans and leases                      $161,434 $147,013
Annualized net charge offs as a
percent of:
   Average loans and leases                       0.00%    0.02%
   Total loans at end of period                   0.00%    0.02%
   Reserve for possible loan losses               0.00%    1.24%
Reserve for possible loan losses to:
   Average loans and leases                       1.77%    1.31%
   Total loans at end of period                   1.70%    1.31%
   Under-performing assets                      295.04%  262.01%

UNDER-PERFORMING ASSETS

     Under-performing assets consist of (1) non-accrual loans, leases and debt securities on which the ultimate collectibility of the full amount of interest is uncertain, (2) loans and leases past due ninety days or more as to principal or interest and (3) other real estate owned. A summary of under-performing assets at March 31 follows:

Under-performing assets
                                          March 31,
($000s)                                   1996   1995
Non-accrual loans and leases              $206   $ 96
Ninety days past due loans and
leases still accruing interest             182     55
Other real estate owned                    579    586
     Total                                $967   $737

Restructured loans and leases
included in above totals                  $  0   $  0
Restructured loans and leases in
compliance with modified terms             104    231


Loans restructured and in compliance with modified terms are not included in total nonperforming assets.

     Asset quality remained excellent at March 31, 1996. Total under-performing assets were $967,000 or .30% of total assets at March 31, 1996 compared to $737,000 or .24% of total assets at March 31, 1995.

LONG TERM DEBT

     Long term debt consists of advances from the Federal Home Loan Bank as follows:

($000s)                                  Amount    Rate         Maturity

Fixed rate, non-amortizing advance      $1,000      7.00%        4/11/97
Fixed rate, non-amortizing advance       2,000      5.90%        6/02/98
Fixed rate, non-amortizing advance       1,000      6.15%        5/30/97
Fixed rate, non-amortizing advance      10,000      5.40%        1/02/98
Fixed rate, amortizing advance             226      5.80%        1/01/06
Fixed rate, amortizing advance             277      5.55%        1/01/99
Fixed rate, amortizing advance             269      6.95%        9/01/15

CAPITAL RESOURCES

     The Corporation maintains a relatively high level of capital as a margin of safety for its depositors and shareholders. At March 31, 1996, shareholders' equity was $25,664,000 compared to $25,164,000 at December 31, 1995 and $21,860,000 at March 31,
1995. The following table presents various capital ratios as of March 31:

March 31,                     1996   1995
Average shareholder's
equity to:
  Average assets               8.0%   6.6%
  Average deposits            10.3%   8.1%
  Average loans and           16.0%  14.2%
  leases

Risk-based capital
ratio:
   Tier 1                     13.2%  12.8%
   Total                      14.7%  14.0%
Leverage ratio                 7.6%   6.7%


     The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The guidelines also define and set minimum capital requirements (risk-based capital ratios). Banks are required to have core capital (Tier 1) of at least 4.0% or risk-weighted assets and total capital of 8.0% or risk-weighted assets. Tier 1 capital consists principally of shareholders' equity less goodwill, while total capital consists of core capital, certain debt instruments and a portion of the reserve for possible loan losses. At March 31, 1996, the Corporation had a Tier 1 capital ratio of 13.2% and a total capital ratio of 14.7%, well above regulatory minimum requirements.

     National banks are required to maintain Tier 1 capital in an amount equal to at least 3.0% of adjusted total assets, referred to as a total assets leverage ratio. At March 31, 1996, the Corporation's leverage ratio was 7.6%.

PART II - OTHER INFORMATION

Item 1.  Legal proceedings

None

Item 2.  Changes in securities

None

Item 3.  Defaults upon senior securities

None

Item 4.  Submission of matters to a vote of security shareholders

     The annual meeting of Belmont Bancorp. was held April 16, 1996. The following items were submitted to a vote of the shareholders:

Proposal Number 1:  Election of Directors

The following individuals were elected to serve on the Board of Directors Election of Directors for a three-year term expiring at the annual shareholders' meeting in 1999:

Mary L. Holloway Haning, Special Projects Co-ordinator, Plastic
Surgery, Inc (Sept. 1995-Present); Director of Admissions,
Wheeling Country Day School (1987-June 1995)

For:      1,864,692
Against:      1,322

Charles J. Kaiser, Jr., Attorney, Partner, Phillips, Gardill,
Kaiser & Altmeyer

For:      1,863,722
Against:      1,322

Samuel A. Mumley, Executive Secretary, Ohio Valley Athletic
Conference

For:      1,856,008
Against:      1,322

Thomas Olszowy, Independent Insurance Agent, Tom Olszowy Insurance
Agency

For:      1,866,669
Against:      1,322

Charles A. Wilson, Jr., President, Wilson Funeral & Furniture Co.

For:      1,848,159
Against:      1,322

Other members of the Board of Directors are listed in the Corporation's proxy statement dated March 15, 1996 and are is hereby incorporated by reference.

Proposal Number 2:  To ratify the appointment of S. R. Snodgrass
A.C. as independent auditors for the year ending December 31, 1996.

This proposal was approved as follows:

For       1,841,329
Against      22,131
Abstain       1,814

Proposal Number 3: To transact other such business as may come before the meeting.

This proposal was approved as follows:

For       1,828,096
Against      29,064
Abstain       8,114

Item 5.  Other information

None

Item 6.  Exhibits

None

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Belmont Bancorp.
                         (Registrant)


April 30, 1996           s/ J. Vincent Ciroli, Jr.

                         J. Vincent Ciroli, Jr.
                         President & CEO