Form 10-Q
period 1996-06-30
BELMONT BANCORP
filed 1996-08-09
CIK 726294

U.S. Securities and Exchange Commission
                   Washington, D.C.  20549

                          Form 10-Q

             For the Quarter Ended June 30, 1996

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

                Common Stock, $0.50 par value,
                2,114,644 shares outstanding
                     as of July 26, 1996

                         FORM 10-QSB
                      BELMONT BANCORP.
                 Quarter Ending June 30,1996

                            INDEX

Part I.  Financial information

Financial highlights

Management's report on financial statements

Consolidated Statements of Condition - June 30, 1996,
     December 31, 1995, and June 30, 1995

Consolidated Statements of Income-Three Months and
     Six Months Ended June 30, 1996 and June 30, 1995

Consolidated Statements of Cash Flows-Six Months
     Ended June 30, 1996 and June 30, 1995

Consolidated Statements of Changes in Shareholders' Equity
     Six Months Ended June 30, 1996 and Year Ended
     December 31, 1995

Notes to the Consolidated Financial Statements

Management's Discussion and Analysis of Financial Condition and
     Results of Operations

Part II - Other Information

Legal Proceedings
Changes in Securities
Defaults upon Senior Securities
Submission of Matters to a Vote of Security Holders
Other Information
Signature page

BELMONT BANCORP. AND SUBSIDIARIES
Financial Highlights

June 30                                       1996      1995      % Change
Earnings and dividends ($000's)
Net income                                $    2,574 $   2,104    22.3
Operating earnings (1)                         3,339     2,666    25.2
Cash dividends declared on common stock          592       455    30.1
Per common share (2):
Net income                                $     1.20 $    0.98    22.4
Cash dividends declared                        0.280     0.215    30.2
Book value                                     11.44     10.47     9.2
Market price for the quarter:
  High                                         28.00     19.75    41.8
  Low                                          26.00     16.00    62.5
At quarter-end ($000's)
Assets                                    $  352,937 $ 310,644    13.6
Loans and leases                             176,857   155,199    14.0
Deposits                                     256,624   249,547     2.8
Stockholders' equity                          25,182    23,149     8.8
Key Ratios
Return on average assets                       1.55%     1.36%    13.9
Return on average common shareholders'
equity                                        20.39%    20.01%     1.9
Net interest margin (TE)                       4.47%     4.60%   (2.8)
Number of shares (2)                       2,114,644 2,114,639     0.0
Number of full time equivalent employees       116.5     112.0     4.0
Total assets per FTE employee ($000)           3,030     2,774     9.2

(1) Operating earnings are defined as
earnings before income taxes
minus securities and trading gains or plus securities and trading losses.

(2)  Per common share amounts have been
restated for the effect of a 100%
common stock dividend paid May 8,1995.

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

Consolidated Condensed Balance Sheet
(Unaudited)  ($000s except per share amounts)
                                           June 30,    December  June 30,
                                                          31,
                                             1996        1995      1995
ASSETS
Cash and due from banks                    $  9,740   $ 10,175  $  9,732
Securities available for sale at
market value                                132,074    112,109    46,589
Securities held to maturity                  21,151     23,726    87,927
Loans                                       176,857    159,957   155,199
Less allowance for possible loan losses       2,945      2,703     2,228
   Net loans                                173,912    157,254   152,971
Premises and equipment, net                   6,039      5,090     4,930
Other real estate owned                         645        579       579
Accrued income receivable                     2,527      2,150     2,110
Other assets                                  6,849      6,196     5,806

     Total Assets                          $352,937   $317,279  $310,644

LIABILITIES

Non-interest bearing deposits
       Demand                              $ 27,581   $ 26,494  $ 25,645
Interest-bearing deposits:
       Demand                                37,429     27,193    25,826
       Savings                               80,485     78,883    79,016
       Time                                 111,129    114,280   119,060
       Total deposits                       256,624    246,850   249,547
Short-term borrowings                        50,683     38,665    36,792
Long-term debt                               17,467      4,802         -
Accrued interest on deposits and other
borrowings                                      709        661       713
Other liabilities                             2,272      1,137       443

      Total liabilities                    $327,755   $292,115  $287,495

SHAREHOLDERS' EQUITY

Preferred stock - authorized 90,000
shares with no par value; issued and
outstanding, none                                 -          -         -
Senior cumulative preferred stock -
authorized, issued and outstanding
10,000 shares with a
$100 par value                             $  1,000   $  1,000  $  1,000
Common stock  - $0.50 par value,
8,900,000 shares authorized;
2,115,476 issued in 1996 and at
December 31,1995; $3.57 par
value, 1,750,000 shares authorized,
1,057,738 issued at June 30, 1996             1,057      1,057     1,057
Surplus                                       7,781      7,781     7,782
Treasury stock (832 shares in 1996 and
1995)                                           (8)        (8)       (8)
Retained earnings:
      Unappropriated                         16,090     14,148    12,635
      Appropriated for contingencies            850        850       850
Net unrealized gain (loss) on
securities available for sale               (1,588)        336     (167)
     Total shareholders' equity            $ 25,182   $ 25,164  $ 23,149
     Total liabilities and
     shareholders' equity                  $352,937   $317,279  $310,644

Consolidated Condensed Statement
of Income
(Unaudited)  ($000s except per share amounts)
                          Three months Ended       Six Months Ended
                                June 30                June 30,
                           1996         1995        1996        1995
INTEREST INCOME

Loans and lease
financing
  Taxable               $    3,899   $    3,424   $  7,568  $    6,792
  Tax-exempt                    83           74        161         132
Investment
securities:
  Taxable                    1,989        1,884      4,028       3,955
  Tax-exempt                   321          338        642         693
Dividends                       38           30         75          59
Interest on fed funds
sold                             1           13          7          30
  Total interest
  income                     6,331        5,763     12,481      11,661

INTEREST EXPENSE

Deposits                     2,331        2,339      4,613       4,588
Borrowings                     727          309      1,294         806
  Total interest
  expense                    3,058        2,648      5,907       5,394
  Net interest income        3,273        3,115      6,574       6,267
Provision for
possible loan losses           105          300        255         700
  Net interest income
  after provision
  for possible loan
  losses                     3,168        2,815      6,319       5,567

NON-INTEREST INCOME

Trust fees                     103          113        263         296
Service charges on
deposits                       159          143        315         274
Other operating
income                         154          110        308         226
Investment securities
gains (losses)                   -            -        (1)           1
Gains on securities
avail.for sale                   4           37        234         163
  Total non-
  interest income              420          403      1,119         960

NON-INTEREST EXPENSE

Salary and employee
benefits                       794          700      1,620       1,505
Net occupancy expense
of premises                    170          127        340         274
Equipment expenses             205          200        387         377
Other operating
expenses                       804          730      1,519       1,541
    Total non-
    interest expense         1,973        1,757      3,866       3,697
    Income before
    income taxes             1,615        1,461      3,572       2,830

INCOME TAXES                   450          363        998         726
     Net income         $    1,165   $    1,098   $  2,574  $    2,104

PER COMMON SHARE DATA

Net income per share    $     0.54   $     0.51   $   1.20  $     0.98
Cash dividend per
share                   $   0.1500   $   0.1100   $  0.280  $    0.215
Book value per share                              $  11.44  $    10.47


Weighted average
shares outstanding       2,114,644    2,114,644  2,114,644   2,114,639

CONSOLIDATED STATEMENT OF CASH FLOWS
Six Months Ended June 30
(Unaudited)

BELMONT BANCORP.

                                                        1996      1995
Operating Activities

Net income                                         $   2,574 $   2,104

Adjustments to reconcile net income
to net cash flows provided by operating
activities:
Provision for possible loan losses                       255       700
Depreciation and amortization
expense                                                  314       299
Amortization of investment security
     premiums                                            776       483
Accretion of investment security
discounts and
interest recorded on zero-
coupon securities                                      (184)     (185)
Investment securities (gains) losses                       1       (1)
(Gains) losses on securities
available for sale                                     (234)     (163)
Loss (gain)  on sale of fixed assets                       1         4
Gain on sale of loans                                   (31)      (27)
(Increase) decrease in interest
receivable                                             (377)        23
Increase (decrease) in interest
payable                                                   48       123
Others, net                                            1,473     (111)

   Net cash provided (used) by
   operating activities                                4,616     3,249

Investing Activities
Proceeds from sales of investment
securities                                               551         -
Proceeds  on sale of securities
available for sale                                    43,998    49,144
Proceeds from maturities and calls
of investment securities                               1,108     5,583
Purchases of investment securities                         -   (2,322)
Purchase of securities available for
sale                                                (78,697)  (51,500)
Principal collected on mortgage-
backed securities                                     12,377     8,047
Net (increase) decrease in loans and
  leases, net of charge offs                        (21,756)  (10,449)
Proceeds on sale of loans                              4,774     2,454
Loans purchased                                            0      (94)
Recoveries on loans previously
charged off                                               33        12
Purchases of premises and equipment                  (1,269)     (589)
Proceeds on sale of fixed assets                           5         4

   Net cash provided (used) by
   investing activities                             (38,876)       290

Financing Activities
Net increase (decrease) in deposits                    9,774   (6,376)
Net increase (decrease) in short-
term borrowings                                       12,018     1,294
Proceeds on long-term debt                            12,725         -
Payments on long-term debt                              (60)         -
Dividends paid on common and
preferred stock                                        (632)     (495)
   Net cash provided (used) by
   financing activities                               33,825   (5,577)


Increase (Decrease) in Cash and Cash
Equivalents                                            (435)   (2,038)
Cash and Equivalents at Beginning of
Year                                                  10,175    11,770
Cash and Equivalents at June 30                    $   9,740 $   9,732

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited) ($ expressed in 000s)
BELMONT BANCORP.
                        Year Ended December 31, 1995 and
                        Six Months Ended June 30, 1996


                                                                          Unrealized
                                                  Retained Earnings       Loss On
                      Preferred  Common           Unappro- Appro-  Treas  Securities
                          Stock   Stock  Surplus  priated  priated Stock  Available
                                                                          for Sale
Balance, December
31, 1994                  1,000   3,777   5,061   11,026    850    (8)   (1,492)
 Transfer to surplus
 resulting from
 change in par value
 of common stock                (3,248)   3,248
2 for 1 stock split                 528   (528)
1995 Net income                                    4,206
  Cash dividends
  declared:
    Preferred stock                                 (80)
    Common stock
    ($.475 per share)                            (1,004)
Change in unrealized
loss-securities
available for sale                                                         1,828

Balance, December
31, 1995                  1,000   1,057   7,781   14,148    850    (8)       336
  Year to date 1996
  Net income                                       2,574
  Cash dividends
  declared:
     Preferred stock                                (40)
     Common stock
     ($.28 per share)                              (592)
   Change in
   unrealized loss-
   securities
   available-for-sale                                                    (1,924)
Balance, June 30, 1996    1,000   1,057   7,781   16,090    850    (8)   (1,588)


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     The foregoing financial statements are unaudited,
however, in the opinion of Management, all adjustments
necessary for a fair presentation of the financial
statements have been included.   A summary of the
Corporation's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the Corporation's Annual Report on Form 10-KSB for 1995.

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

     Per share data has been restated in previous periods for a 100% common stock dividend paid in May 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SUMMARY

     The net income of Belmont Bancorp. for the second quarter of 1996 increased 6.1% to $1,165,000, compared to $1,098,000 in the second quarter of 1995. Earnings per common share increased to $0.54 in the second quarter of 1996, compared to $0.51 in the second quarter of 1995.

     For the six months ended June 30, 1996, net income increased 22.3% to $2,574,000, compared to $2,104,000 for the first six months of 1995. Earnings per common share were $1.20 for the first six months of 1996, compared to $0.98 for the corresponding period last year, an increase of 22.4%.

     Operating earnings increased to $3,339,000 for the six months ended June 30, 1996, up 25.2% from $2,666,000 for the same period last year. For the second quarter of 1996, operating earnings were $1,611,000, up 13.1% from $1,424,000 during the year ago quarter.

     The following table presents the return on average shareholders' equity and the return on average assets for comparative periods of 1996 and 1995.

                                Quarter ended         Six months ended
                                    June 30,              June 30,
($000s)                         1996       1995       1996       1995
Return on average assets        1.37%      1.44%      1.55%      1.36%
Return on shareholders'
equity                         18.03%     19.60%     19.91%     19.46%
Return on average common
equity                         18.43%     20.14%     20.39%     20.01%

Average assets               $340,945   $304,435   $331,971   $309,162
Average shareholders' equity $ 25,848   $ 22,405   $ 25,853   $ 21,629

Average assets increased $22.8 million during the six months ended June 30, 1996 compared to the same period during 1995. Average shareholders' equity increased $4.2 million for the same period.

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

     Tables 1 and 3, Consolidated Average Balance Sheets and Analysis of Net Interest Income, compares interest revenue and interest earning assets outstanding with interest cost and liabilities outstanding for the six months and three months ended June 30, 1996, 1995, and 1994. The tables contain net interest income, net interest margin and net interest rate spread for each period. All three of these measures are reported on a taxable equivalent basis.

     The taxable equivalent yield on interest earning assets decreased from 8.34% during the first six months of 1995 to 8.28% in 1996, a decline of 6 basis points. (A basis point
(bp) is equivalent to .01%.)   The cost of interest bearing
liabilities increased 12 basis points from 4.17% during the first half of 1995 to 4.29% in 1996. The net interest margin (net interest income divided by interest earning assets) was 4.47% during the first half of 1996 compared to 4.60% during the comparative year-to-date period.

     The taxable equivalent yield on interest earning assets decreased from 8.34% during the second quarter of 1995 to 8.11% in 1996, a decrease of 23 basis points. The cost of interest bearing liabilities rose 13 basis points from 4.16% during the second quarter of 1995 to 4.29% in 1996. The net interest margin decreased from 4.62% to 4.30% during the comparative quarters.

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

TABLE 1 - CONSOLIDATED AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST INCOME
(Fully Taxable Equivalent Basis) ($000's)


                                                Six Months Ended June 30,
                                1996                         1995                         1994
                     Average             Average  Average             Average  Average            Average
                     Out-      Revenue/   Yield/    Out-    Revenue/   Yield/    Out-   Revenue/  Yield/
                     standing    Cost     Rate    standing     Cost     Rate   standing   Cost    Rate
Assets
Interest earning
assets
  Loans and leases   $167,058   $7,795    9.41%   $148,816   $6,986    9.47%  $130,506   $5,536   8.55%
  Securities
    Taxable           121,107    4,101    6.83%    116,259    4,012    6.96%   106,421    2,924   5.54%
    Exempt from
    income tax         24,044      934    7.83%     24,842    1,004    8.15%    21,057      798   7.64%
  Federal funds
  sold                    270        7    5.23%      1,002       30    6.04%       246        3   2.46%
Total interest
earning assets        312,479   12,837    8.28%    290,919   12,032    8.34%   258,230    9,261   7.23%
Cash and due from
banks                   8,758                        8,348                       8,161
Other assets           13,683                       12,984                      11,883
Valuation
allowance-
available for
sale securities         (138)                      (1,224)                       (507)
Allowance for
possible loan loss    (2,811)                      (1,865)                     (1,483)
Total assets          331,971                      309,162                     276,284

Liabilities:
Interest bearing
liabilities
  Interest checking    35,393      532    3.03%     25,545      297    2.34%    27,339      288   2.12%
  Savings              78,986    1,191    3.04%     79,085    1,172    2.99%   100,553    1,489   2.99%
  Other time
  deposits            114,016    2,890    5.11%    126,676    3,118    4.96%    91,565    1,950   4.29%
  Other Borrowings     49,081     1294    5.32%     29,498      807    5.52%    11,744      199   3.42%
Total interest
bearing
liabilities           277,476    5,907    4.29%    260,804    5,394    4.17%   231,201    3,926   3.42%
Demand deposits        26,419                       25,024                      24,216
Other liabilities       2,223                        1,705                       1,473
Total liabilities     306,118                      287,533                     256,890
Shareholders'
equity                 25,853                       21,629                      19,458
   Liabilities &
   shareholders'
   equity             331,971                      309,162                     276,348

Net interest
income
Margin on a
taxable equivalent
basis                            6,930    4.47%               6,638    4.60%              5,335   4.17%
Net interest rate
spread                                    3.99%                        4.17%                      3.81%
Interest bearing
liabilities
to interest
earning assets                           88.80%                       89.65%                     89.53%

TABLE 2. - ANALYSIS OF NET INTEREST INCOME CHANGES
(Taxable Equivalent Basis) ($000's)


                                         Six Months Ended June 30
                            1996 Compared to 1995               1995 Compared to 1994
                      Volume    Yield     Mix     Total   Volume   Yield     Mix       Total
Increase (Decrease)
in Interest Income:
  Loans and Leases      $856    ($42)     ($4)     $810     $777    $590     $83      $1,450
  Securities
    Taxable              167     (75)      (3)       89      270     748      70       1,088
    Exempt from
    Income Taxes        (32)     (39)        1     (70)      143      53      11         207
  Federal Funds
  Sold                  (22)      (4)        3     (23)        9       4      13          26
Total Interest
Income Change            969    (160)      (3)      806    1,199   1,395     177       2,771

Increase (Decrease)
in Interest Expense:
  Interest Checking      114       87       33     234      (19)      30     (2)           9
  Savings                (1)       20        0      19     (318)       1       0       (317)
  Other Time
  Deposits             (312)       93      (9)   (228)       748     304     117       1,169
  Short Term
  Borrowings             536     (29)     (19)     488       301     122     184         607
Total Interest
Expense Change           337      171        5     513       712     457     299       1,468

Increase (Decrease)
in Net Interest
Income on a Taxable
Equivalent Basis        $632   ($331)     ($8)    $293      $487    $938  ($122)      $1,303

(Increase) Decrease
in Taxable
Equivalent
  Adjustment                                        14                                  (61)
Net Interest Income
Change                                            $307                                $1,242

TABLE 3. - CONSOLIDATED AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST INCOME
(Fully Taxable Equivalent Basis) ($000's)




                                                      Three Months Ended June 30,
                                1996                              1995                       1994
                   Average               Average     Average             Average   Average             Average
                   Out-       Revenue/     Yield/    Out-       Revenue/  Yield/   Out-     Revenue/   Yield/
                   standing     Cost        Rate     standing     Cost     Rate    standing    Cost     Rate
Assets
Interest
earning assets
  Loans and
  leases           $172,681    $4,012       9.32%    $150,618    $3,531   9.40%    $133,121    $2,854   8.60%
  Securities
    Taxable         124,849     2,027       6.51%     110,091     1,913   6.97%     107,131     1,569   5.87%
    Exempt from
    income tax       24,221       467       7.73%      24,507       489   8.00%      23,849       470   7.90%
  Federal funds
  sold                   72         1       5.57%         813        13   6.41%          24         0   0.00%
Total interest
earning assets      321,823     6,507       8.11%     286,029     5,946   8.34%     264,125     4,893   7.43%
Cash and due
from banks            8,852                             8,224                         8,153
Other assets         14,056                            12,802                        12,030
Valuation
allowance-
available for
sale securities       (903)                             (579)                       (1,004)
Allowance for
possible loan loss  (2,883)                           (2,041)                       (1,464)
Total assets        340,945                           304,435                       281,840
Liabilities:
Interest
bearing
liabilities :
  Int. checking      37,557       290       3.10%      26,020       153   2.36%      27,404       145   2.12%
  Savings            79,653       603       3.04%      77,967       582   2.99%      99,910       740   2.97%
  Other time
  deposits          113,583     1,438       5.08%     127,960     1,604   5.03%      93,943     1,017   4.34%
  Other
  Borrowings         54,919       726       5.30%      23,490       309   5.28%      14,951       137   3.68%
Total interest
bearing
liabilities         285,712     3,057       4.29%     255,437     2,648   4.16%     236,208     2,039   3.46%
Demand deposits      27,018                            24,775                        24,924
Other
liabilities           2,367                             1,818                         1,400
Total
liabilities         315,097                           282,030                       262,532
Shareholders'
equity               25,848                            22,405                        19,372
Liabilities
& shareholders'
equity              340,945                           304,435                       281,904
Net interest
income
Margin on a
taxable
equivalent
basis                           3,450       4.30%                 3,298   4.62%                 2,854   4.33%
Net interest
rate spread                                 3.82%                         4.18%                         3.97%
Interest
bearing
liabilities
to interest
earning assets                             88.78%                        89.30%                        89.43%

TABLE 4. - ANALYSIS OF NET INTEREST INCOME CHANGES
(Taxable Equivalent Basis) ($000's)

                                    Three Months Ended June 30,1996
                          1996 Compared to 1995              1995 Compared to 1994
                   Volume     Yield     Mix     Total  Volume   Yield    Mix   Total
Increase
(Decrease) in
Interest Income:
  Loans and
  Leases             $517     ($32)     ($4)     $481    $375    $267    $35    $677
  Securities
    Taxable           256     (126)     (17)      113      43     293      8     344
    Exempt from
    Income Taxes      (6)      (16)        0     (22)      13       6      0      19
  Federal Funds
  Sold               (12)       (2)        2     (12)       0       0     13      13
Total Interest
Income Change         755     (176)     (19)      560     431     566     56   1,053

Increase
(Decrease) in
Interest Expense:
  Interest
    Checking           68        48       21      137    (7)       16    (1)       8
  Savings              13         8        0       21  (163)        6    (1)   (158)
  Other Time
  Deposits          (180)        16      (1)    (165)    368      161     58     587
  Short Term
  Borrowings          413         2        2      417     78       60     34     172
Total Interest
Expense Change        314        74       22      410    276      243     90     609
Increase
(Decrease) in Net
Interest
Income on a
Taxable
Equivalent Basis     $441    ($250)    ($41)     $150   $155     $323  ($34)    $444

(Increase)
Decrease in
Taxable
Equivalent
Adjustment                                          8                              7

Net Interest
Income Change                                    $158                           $451

OTHER OPERATING INCOME

     Other operating income, excluding securities gains and losses, increased 11.3%, or $90,000, and totaled $886,000 for the first six months of 1996, compared to $796,000 for the respective period last year. Changes in various categories of other income are depicted in the table below.

                              Three Months Ended June 30,   Six Months Ended June 30,
($000s)                       1996    1995    % Change      1996     1995    % Change
Trust fees                    $103    $113       -8.8%    $  263     $296      -11.1%
Service charges on deposits    159     143       11.2%       315      274       15.0%
Gain on sale of loans           15      17      -11.8%        31       27       14.8%
Other income                   139      93       49.5%       277      199       39.2%
     Subtotal                  416     366       13.7%       886      796       11.3%
Security gains (losses)          0       0          na       (1)        1     -200.0%
Gains (losses) securities
held for sale                    4      37      -89.2%       234      163       43.6%
     Total                    $420    $403        4.2%    $1,119     $960       16.6%

INVESTMENT SECURITIES

     The amortized cost and estimated market values of securities held to maturity at June 30, 1996 are as follows:

                                                Gross    Gross    Estimated
                                  Amortized Unrealized Unrealized  Market
($000s)                                Cost     Gains    Losses     Value
U.S. Treasury securities and
obligations of
U.S. Government corporations and
agencies                            $ 2,267     $  0      $148    $ 2,119
Obligations of states and
political subdivisions                4,924       69       152      4,841
Mortgage-backed securities           13,960       39       222     13,777
     Total                          $21,151     $108      $522    $20,737

Included above in U.S. Government corporations and agencies is a structured note with a book value of $2,267,000 and a market value of $2,119,000 which matures in the year 2000.

The amortized cost and estimated market values of securities available for sale at June 30, 1996 are as follows:

                                                Gross     Gross    Estimated
                                  Amortized  Unrealized Unrealized   Market
($000s)                              Cost       Gains     Losses     Value
U.S. Treasury securities and
obligations of
U.S. Government corporations and
agencies                           $ 15,333     $  1     $  408    $ 14,926
Obligations of states and
political sub.                       22,234       30        678      21,586
Mortgage-backed securities           62,064      241        841      61,464
Mortgage derivatives                 32,165      259      1,009      31,415
Marketable equity securities          2,684        -          -       2,684
     Total                         $134,480     $531     $2,936    $132,075

Included above in U.S. Government corporations and agencies is a structured note with a book and estimated market values of $1,732,000.

     The mortgage derivatives are comprised solely of collateralized mortgage obligations (CMOs) including one principal only CMO issued by FNMA with a book value of $247,000 and an estimated market value of $200,000.
Privately issued CMOs included in the table above have a book value of $14,115,000 and an estimated market value of $14,212,000. Credit risk on privately issued CMOs is evaluated based upon independent rating agencies and on the underlying collateral of the obligation. At June 30, 1996, the Corporation held two CMOs issued by Prudential Home
Mortgage with an aggregate book value of $6,930,000 and an estimated market value of $6,956,000 and one CMO issued by Ryland Acceptance Corporation with a book value of $3,106,000 and an estimated market value of $3,072,000.

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

                         Three Months Ended June 30,   Six Months Ended June 30,
 ($000s)                   1996    1995  % Change      1996       1995   % Change
Salaries and wages       $  588  $  554     6.1%     $1,202     $1,113    8.0%
Employee benefits           206     146    41.1%        418        392    6.6%
Net occupancy expense       170     127    33.9%        340        274   24.1%
Equipment expense           205     200     2.5%        387        377    2.7%
Other operating expenses    804     730    10.1%      1,519      1,541   -1.4%
     Total               $1,973  $1,757    12.3%     $3,866     $3,697    4.6%

     Increases in employee related costs as well as occupancy and equipment expenses during the quarter and year-to-date comparative periods are primarily due to the opening of a new office in Wheeling, WV. Other operating expenses were positively impacted by the a reduction in FDIC insurance premiums during six month period which fell by $199,000. This was offset by a charge to other real estate owned expense of $140,000 for real estate taxes paid on foreclosed property and an increase of $62,000 for state franchise and income taxes.

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

     For the first half of 1996, $255,000 was added to the allowance and charged to expense compared to $700,000 in 1995. At June 30, 1996, the allowance for possible loan losses to total loans and leases was 1.76% compared to 1.44% last year. The ratio of the Allowance for Possible Loan Losses to underperforming assets increased to 313.0% at June 30, 1996. The following table details the Allowance for Possible Loan Losses and also includes various loan charge off statistics for 1996 and 1995.

Allowance for Possible Loan Losses

                           Three Months Ended     Six Months Ended
                                June 30,             June 30,
($000s)                      1996      1995       1996     1995
Balance, beginning of
period                      $2,703    $1,537     $2,703  $1,537

Provision for possible
loan losses                    105       300        255     700

Loans charged-off               41        10         46      21
Recoveries on loans
previously charged-off          28         7         33      12
     Net charge offs            13         3         13       9

Balance, end of period      $2,795    $1,834     $2,945  $2,228

                       Three Months Ended      Six Months Ended
                           June 30,             June 30,
                             1996      1995       1996       1995
Loans and leases
outstanding at period     $167,563  $146,908   $167,563   $155,199
Average loans and
leases                    $161,434  $147,013   $161,434   $148,816
Annualized net charge
offs as a percent of:
   Average loans and
   leases                    0.03%     0.01%      0.02%      0.01%
   Total loans at end
   of period                 0.03%     0.01%      0.02%      0.01%
   Reserve for
   possible loan losses      1.86%     0.65%      0.88%      0.81%
Reserve for possible
loan losses to:
   Average loans and
   leases                    1.73%     1.25%      1.82%      1.50%
   Total loans at end
   of period                 1.67%     1.25%      1.76%      1.44%
   Under-performing
   assets                  297.02%   197.84%    312.96%    240.35%

UNDER-PERFORMING ASSETS

     Under-performing assets consist of (1) non-accrual loans, leases and debt securities on which the ultimate collectibility of the full amount of interest is uncertain,
(2) loans and leases past due ninety days or more as to principal or interest and (3) other real estate owned. A summary of under-performing assets at June 30 follows:

Under-performing assets                         June 30,
($000s)                                       1996     1995
Non-accrual loans and leases                  $106     $326
Ninety days past due loans and
leases still accruing interest                 190       22
Other real estate owned                        645      579
     Total                                    $941     $927

Restructured loans and leases
included in above totals                      $  0     $  0
Restructured loans and leases in
compliance with modified terms                 108      108

Asset quality remained high since the year ago period.
Total under-performing assets were $941,000 at June 30, 1996 compared to $927,000 at June 30, 1995.

CAPITAL RESOURCES

     At June 30, 1996, shareholders' equity was $25,182,000
compared to $25,164,000 at December 31, 1995 and $23,149,000 at June 30, 1995. The following table presents various capital ratios as of June 30:

Average shareholder's equity to :
  Average assets                    7.8%   7.0%
  Average deposits                 10.1%   8.4%
  Average loans and
  leases                           15.5%  14.5%
Risk-based capital
ratio:
   Tier 1                          12.2%  12.6%
   Total                           13.4%  13.8%
Leverage ratio                      7.2%   7.0%

     The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The guidelines also define and set minimum capital requirements (risk-based capital ratios). Banks are required to have core capital (Tier 1) of at least 4.0% or risk-weighted assets and total capital of 8.0% or risk-weighted assets. Tier 1 capital consists principally of shareholders' equity less goodwill, while total capital consists of core capital, certain debt instruments and a portion of the reserve for possible loan losses. At June 30, 1996, the Corporation had a Tier 1 capital ratio of 12.2% and a total capital ratio of 13.4%, well above regulatory minimum requirements.

     National banks are required to maintain Tier 1 capital in an amount equal to at least 3.0% of adjusted total assets, referred to as a total assets leverage ratio. At
June 30, 1996, the Corporation's leverage ratio was 7.0%.

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

                         Belmont Bancorp.
                         (Registrant)


July 31, 1996            s/ J. Vincent Ciroli, Jr.
                         J. Vincent Ciroli, Jr.
                         President & CEO