Form 10-Q
period 1996-09-30
BELMONT BANCORP
filed 1996-11-06
CIK 726294

U.S. Securities and Exchange Commission
                   Washington, D.C.  20549

                          Form 10-Q

          For the Quarter Ended September 30, 1996



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

                Common Stock, $0.50 par value,
                2,114,644 shares outstanding
                   as of October 24, 1996

                          FORM 10-Q
                      BELMONT BANCORP.
              Quarter Ending September 30,1996

                            INDEX

Part I.  Financial information

Management's report on financial statements

Financial highlights

Consolidated Statements of Condition - September 30, 1996,
December 31, 1995, and September 30, 1995

Consolidated Statements of Income-Three Months
Ended September 30, 1996 and September 30, 1995

Consolidated Statements of Income-Nine Months
Ended September 30, 1996 and September 30, 1995

Consolidated Statements of Cash Flows-Nine Months
Ended September 30, 1996 and September 30, 1995

Consolidated Statements of Changes in Shareholders' Equity
Nine Months Ended September 30, 1996 and Year Ended
December 31, 1995

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

     The functioning of the accounting system and related internal accounting controls is under the general oversight of the Audit Committee of the Board of Directors which is comprised of five outside directors. The accounting system and related controls are reviewed by a program of internal audits and by the Corporations' independent accountants.
The Audit Committee meets regularly with the contract internal auditor and the independent public accountants to review the work of each and ensure that each group is properly discharging its responsibilities. In addition, the Committee reviews and approves the scope and timing of the internal and external audits and any findings with respect to the system of internal controls. Reports of examinations conducted by federal regulatory agencies are also reviewed by the Committee.

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

BELMONT BANCORP. AND SUBSIDIARIES
Financial Highlights


September 30                   1996       1995            % Change
Earnings and dividends ($000's)
Net income                         3,657      3,324       10.0
Operating earnings (1)             4,712      4,253       10.8
Cash dividends declared on
common stock                         910        729       24.7
Per common share (2):
Net income                          1.70       1.54       10.4
Cash dividends declared            0.430      0.345       24.6
Book value                         12.00      10.89       10.2
Market price for the quarter:
  High                             28.00      25.00       12.0
  Low                              26.00      18.50       40.5
At quarter-end ($000's)
Assets                           349,315    321,386        8.7
Loans and leases                 181,465    157,975       14.9
Deposits                         256,309    245,977        4.2
Stockholders' equity              26,380     24,030        9.8
Key Ratios
Return on average assets           1.45%       1.43%       1.5
Return on average common
shareholders' equity              19.22%      20.48%      (6.2)
Net interest margin (TE)           4.42%       4.58%      (3.5)
Number of shares (2)           2,114,644  2,114,644        0.0

Number of full time equivalent
employees                          120.0      111.0        8.1
Total assets per FTE employee      2,911      2,895        0.5

(1) Operating earnings are defined as earnings before income taxes minus securities and trading gains or plus securities and trading losses.

(2) Per common share amounts have been restated for the effect of a 100% common stock dividend paid May 8, 1995.

Consolidated Condensed Balance Sheet
(Unaudited)  ($000s except per share amounts)
                                   September  December     September
                                         30,       31,           30,
                                        1996      1995          1995
ASSETS

    Cash and due from banks         11,970     10,175        9,458
    Federal funds sold                 665          0            0
    Securities available for
    sale at market value           122,516    112,109       58,456
    Securities held to
    maturity (1)                    20,056     23,726       83,931
    Loans                          181,465    159,957      157,975
    Less allowance for possible
    loan losses                      3,060      2,703        2,464
      Net Loans                    178,405    157,254      155,511
    Premises and equipment, net      6,272      5,090        4,881
    Other real estate owned            645        579          579
    Accrued income receivable        2,547      2,150        2,392
    Other assets                     6,239      6,196        6,178
          Total Assets             349,315    317,279      321,386

LIABILITIES

    Non-interest bearing
    deposits
           Demand                   28,499     26,494       25,703
     Interest-bearing deposits:
           Demand                   40,285     27,193       25,986
           Savings                  79,070     78,883       77,264
           Time                    108,455    114,280      117,024
           Total deposits          256,309    246,850      245,977
      Short-term borrowings         42,924     38,665       50,097
      Long term debt                21,910      4,802            -
      Accrued int on deposits
      and other borrowings             700        661          736
      Other liabilities              1,092      1,137          546
            Total liabilities      322,935    292,115      297,356

SHAREHOLDERS' EQUITY

   Preferred stock -
   authorized 90,000 shares with
   no par value; issued and
   outstanding, none                     -          -            -
   Senior cumulative preferred
   stock - authorized, issued and
   outstanding 10,000 shares with
   a $100 par value                  1,000      1,000        1,000
   Common stock  - $0.50 par
   value, 8,900,000
   shares authorized;2,115,476
   issued in 1996 and 1995           1,057      1,057        1,057
       Surplus                       7,781      7,781        7,781
       Treas stock (832 shares)        (8)        (8)          (8)
       Retained earnings:
         Unappropriated             16,835     14,148       13,561
         Appropriated for
         contingencies                 850        850          850
       Net unrealized loss on
       securities avail. for sale  (1,135)        336        (211)
          Total shareholders'
          equity                    26,380     25,164       24,030
          Total liabilities and
          shareholders' equity     349,315    317,279      321,386


(1) Market value at September 30, 1996, $19,813; December 31,1995, $23,758, September 30, 1995, $83,148.

Consolidated Condensed Statement of Income
(Unaudited)  ($000s except per share amounts)
                                 Three months ended September 30,   Increase
                                       1996               1995      (Decrease)
INTEREST INCOME

    Loans and lease financing
        Taxable                          4,079            3,565       514
        Tax-exempt                          83               80         3
    Investment securities:
        Taxable                          2,001            1,883       118
        Tax-exempt                         363              380      (17)
     Dividends                              50               31        19
     Interest on fed funds
     sold                                    -               16      (16)
        Total interest income            6,576            5,955       621

INTEREST EXPENSE

      Deposits                           2,384            2,203       181
      Borrowings                           817              588       229
         Total interest
         expense                         3,201            2,791       410
         Net interest income             3,375            3,164       211
      Provision for possible
      loan losses                          105              200      (95)
         Net interest income
         after provision
         for possible loan
         losses                          3,270            2,964       306

NON-INTEREST INCOME

      Trust fees                           111               54        57
      Service charges on
      deposits                             166              135        31
      Other operating income               150              128        22
      Investment securities
      gains (losses)                         -             (23)        23
      Trading profits
      (losses)                               -                -         -
      Gains (losses) on
      securities avail for sale             34               41       (7)
          Total non-interest
          income                           461              335       126

NON-INTEREST EXPENSE

      Salary and employee
      benefits                             843              701       142
      Net occupancy expense
      of premises                          175              140        35
      Equipment expenses                   206              186        20
      Other operating
      expenses                           1,100              667       433
          Total non-interest
          expense                        2,324            1,694       630
          Income before
          income taxes                   1,407            1,605     (198)
INCOME TAXES                               324              385      (61)
           Net income                    1,083            1,220     (137)

PER COMMON SHARE DATA

        Net income per share              0.50             0.57
        Cash dividend per share          0.150            0.130
        Book value per share

        Weighted average
        shares outstanding           2,114,644        2,114,644

Consolidated Condensed Statement of Income
(Unaudited)  ($000s except per share amounts)
                                  Nine Months Ended September 30,    Increase
                                          1996            1995       (Decrease)
INTEREST INCOME

    Loans and lease
    financing
        Taxable                          11,647          10,357       1,290
        Tax-exempt                          244             212          32
    Investment securities:
        Taxable                           6,029           5,838         191
        Tax-exempt                        1,005           1,073        (68)
     Dividends                              125              90          35
     Interest on fed funds
     sold                                     7              46        (39)
        Total interest
        income                           19,057          17,616       1,441

INTEREST EXPENSE

      Deposits                            6,997           6,791         206
      Borrowings                          2,111           1,394         717
         Total interest
         expense                          9,108           8,185         923
         Net interest
         income                           9,949           9,431         518
      Provision for
      possible loan losses                  360             900       (540)
         Net interest
         income after provision
         for possible loan
         losses                           9,589           8,531       1,058

NON-INTEREST INCOME

      Trust fees                            374             350          24
      Service charges on
      deposits                              481             409          72
      Other operating
      income                                458             354         104
      Investment securities
      gains (losses)                        (1)            (22)          21
      Trading profits
      (losses)                                -               -           -
      Gains (losses) on
      securities available
      for sale                              268             204          64
      Total non-
      interest income                     1,580           1,295         285

NON-INTEREST EXPENSE

      Salary and employee
      benefits                            2,463           2,206         257
      Net occupancy expense
      of premises                           515             414         101
      Equipment expenses                    593             563          30
      Other operating
      expenses                            2,619           2,208         411
          Total non-
          interest expense                6,190           5,391         799
          Income before
          income taxes                    4,979           4,435         544
INCOME TAXES                              1,322           1,111         211
           Net income                     3,657           3,324         333

PER COMMON SHARE DATA

        Net income per
        share                              1.70            1.54
        Cash dividend per
        share                             0.430           0.345
        Book value per
        share                             12.00           10.89

        Weighted average
        shares outstanding            2,114,644       2,114,641

CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30
 (Unaudited) ($ expressed in 000s)
BELMONT BANCORP.

                                       1996          1995
Operating Activities:

Net income                                3,657         3,324
Adjustments to reconcile net income
to net cash flows provided by
operating activities:
Provision for loan losses                   360           900
Depreciation expense                        483           450
Amortization of investment security
     premiums                             1,147           774
Accretion of investment security
     discounts                            (294)         (249)
Investment and trading securities
(gains) losses                            (267)         (182)
Proceeds  on sale of securities
available for sale                       60,003        60,759
Purchase of securities available for
sale                                   (90,103)      (77,444)
Loss (gain)  on sale of fixed assets          7            23
Gain on sale of loans                      (50)          (90)
(Increase) decrease in interest
receivable                                (397)         (259)
Increase (decrease) in interest
payable                                      39           146
Others, net                                 668         (359)
   Net cash provided by
     operating activities              (24,747)      (12,207)

Investing Activities:
Proceeds from maturities and calls of
investment securities                     1,198         6,322
Proceeds from sale of investment
securities (1)                              551             0
Purchases of investment securities            0       (2,321)
Principal collected on mortgage-
backed securities                        18,800        13,492
Net (increase) decrease in loans and
  leases, net of charge offs           (28,359)      (17,021)
Proceeds on loans sold                    6,787         6,298
Loans purchased                               0          (94)
Recoveries on loans previously
charged off                                  45            62
Purchases of fixed assets               (1,679)         (711)
Proceeds on sale of fixed assets              8             4
   Net cash used by
     investing activities               (2,649)         6,031

Financing Activities:
Net increase (decrease) in deposits       9,459       (9,946)
Net increase (decrease) in short-term
borrowings                                4,259        14,599
Dividends paid on common and
preferred stock                           (970)         (789)
Proceeds on long term borrowings         17,225             0
Repayments on long term borrowings        (117)             0
   Net cash provided by financing
   activities                            29,856         3,864

Increase (decrease) in cash and
   cash equivalents                       2,460       (2,312)

Cash and equivalents, beginning          10,175        11,770
Cash and equivalents, ending             12,635         9,458

(1) The sale of investment securities occurred after the Corporation had already collected a substantial portion of the principal outstanding at acquisition.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited) ($ expressed in 000s)
BELMONT BANCORP.
                                                 Year Ended December 31, 1995 and
                                                 Nine Months Ended September 30, 1996
                                                                                         Unrealized
                                                                                         Loss on
                                                         Retained
                                                         Earnings                        Securities
                            Preferr Common               Unappro-    Appro-     Treasury Available
                            Stock   Stock     Surplus    priated     priated    Stock    for sale
Balance, December 31,
1994                        1,000     3,777     5,061    11,026      850        (8)      (1,492)
Transfer to surplus
resulting from
change in par value of
common stock                        (3,248)     3,248
2 for 1 stock split                     528     (528)
1995 Net income                                           4,206
  Cash dividends
  declared:
    Preferred stock                                         (80)
    Common stock ($475
    per share)                                           (1,004)
Change in unrealized
loss-securities
available for sale                                                                         1,828
Balance, December 31,
1995                        1,000     1,057     7,781    14,148      850        (8)          336
  Year to date 1996 Net
  income                                                  3,657
  Cash dividends
  declared:
     Preferred stock                                       (60)
     Common stock ($.43
     per share)                                           (910)
   Change in unrealized
   loss- securities
   available-for-sale                                                                    (1,471)
Balance, Sept. 30, 1996     1,000     1,057     7,781    16,835      850        (8)      (1,135)

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SUMMARY

     The third quarter of 1996 added another quarter of solid earnings to Belmont Bancorp.'s year to date performance despite the federal government's assessment of a "one time" deposit premium on about 30% of our deposits that are insured by the Savings Association Insurance Fund (SAIF) of the Federal Deposit Insurance Corporation (FDIC). In 1992, Belmont National Bank purchased three branches of a savings and loan. These deposits are insured under the SAIF fund because moving the deposit insurance to the Bank Insurance Fund where the Bank's other deposits are insured
would have been quite expensive.   The deposit insurance
assessment recognized during the third quarter was $397,000, or $262,000 after the effect of income taxes. Results for the third quarter remained strong with return on common shareholders' equity (ROE) at 16.89% and ROE for the year to date period at 19.22%. Without the SAIF assessment, ROE would have been 21.06% for the quarter and 20.27% for the nine months ended September 30, 1996.

     Earnings per common share for the nine months were $1.70, up $0.16 per share or 10.4% from the first nine months of 1995. Earnings per common share were $0.50 for the quarter, down from $0.57 per share during the comparable quarter last year. The SAIF assessment reduced earnings per share by $0.12.

     For the nine months ended September 30, 1996, net income increased 10.0% to $3,657,000, compared to $3,324,000 for the first nine months of 1995. The net income of Belmont Bancorp. for the third quarter of 1996 decreased 11.2% to $1,083,000, compared to $1,220,000 in the third quarter of 1995.

     Operating earnings increased to $4,712,000 for the nine months ended September 30, 1996, up 10.8% from $4,253,000 for the same period last year. For the third quarter of 1996, operating earnings were $1,373,000, down 13.5% from $1,587,000 during the year ago quarter.

     The following table presents the return on average shareholders' equity and the return on average assets for comparative periods of 1996 and 1995.

                       Three Months Ended    Nine Months Ended
                       September 30,         September 30,
($000s)                1996      1995        1996      1995
Return on average
assets                    1.25%     1.55%       1.45%     1.43%
Return on
shareholders' equity     16.55%    20.78%      18.78%    19.92%
Return on average
common equity            16.89%    21.34%      19.22%    20.48%

Average assets         $346,453  $314,108    $336,798  $310,811
Average shareholders'
equity                 $ 26,171  $ 23,489    $ 25,959  $ 22,249

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

     Tables 1 and 3, Consolidated Average Balance Sheets and Analysis of Net Interest Income, compares interest revenue and interest earning assets outstanding with interest cost and liabilities outstanding for the nine months and three months ended September 30, 1996, 1995, and 1994. The tables contain net interest income, net interest margin and net interest rate spread for each period. All three of these measures are reported on a taxable equivalent basis.

     The taxable equivalent yield on interest earning assets declined from 8.32% during the first nine months of 1995 to 8.26% in 1996, a decrease of 6 basis points. (A basis point
(bp) is equivalent to .01%.)   The cost of interest bearing
liabilities increased 15 basis points from 4.18% during the first nine months of 1995 to 4.33% in 1996. The net interest margin (net interest income divided by interest earning assets) declined from 4.58% to 4.42% during the comparative year-to-date periods.

     The taxable equivalent yield on interest earning assets decreased from 8.27% during the third quarter of 1995 to 8.21% in 1996, a decrease of 6 basis points. The cost of interest bearing liabilities rose 18 basis points from 4.21% during the third quarter of 1995 to 4.39% in 1996. The net interest margin decreased 20 basis points from 4.53% to 4.33% during the comparative quarters.

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

TABLE 1. - CONSOLIDATED AVERAGE BALANCE SHEETS AND ANALYSIS OF NET
           INTEREST INCOME (Fully Taxable Equivalent Basis) ($000's)

                                              Nine Months Ended September 30,
                              1996                          1995                        1994
                   Average             Average  Average             Average  Average            Average
                   Out-       Revenue/ Yield/   Out-       Revenue/ Yield/   Out-       Revenue/Yield/
                   standing   Cost     Rate     standing   Cost     Rate     standing   Cost    Rate
Assets
Interest earning
assets
  Loans and
  leases           $171,028   $11,987   9.37%   $151,005   $10,668   9.45%   $132,316   $8,551   8.64%
  Securities
    Taxable         121,267     6,150   6.78%    114,616     5,926   6.91%    110,310    4,761   5.77%
    Exempt from
    income tax       24,952     1,466   7.86%     25,757     1,554   8.07%     22,750    1,392   8.18%
  Trading
  account assets          0         0   0.00%          0         0   0.00%        184        1   0.73%
  Federal funds
  sold                  188         7   4.98%      1,054        46   5.84%        166        3   2.42%
Total interest
earning assets      317,435    19,610   8.26%    292,432    18,194   8.32%    265,726   14,708   7.40%
Cash and due
from banks            8,860                        8,424                        8,153
Other assets         14,100                       12,926                       11,906
Valuation
allowance-
available for
sale securit          (725)                        (955)                        (642)
Allowance for
possible loan
loss                (2,872)                      (2,016)                      (1,427)
Total assets        336,798                      310,811                      283,716

Liabilities
Interest bearing
liabilities
  Interest
  checking           37,639       888   3.15%     25,570       450   2.35%     27,014      435   2.15%
  Savings            79,272     1,808   3.05%     79,067     1,771   2.99%     98,573    2,198   2.98%
  Other time
  deposits          112,334     4,301   5.12%    123,089     4,570   4.96%     94,954    3,093   4.36%
  Other
  borrowings         52,198     2,111   5.41%     33,840     1,393   5.50%     17,574      531   4.04%
Total interest
bearing
liabilities         281,443     9,108   4.33%    261,566     8,184   4.18%    238,115    6,257   3.51%
Demand deposits      27,144                       25,377                       24,390
Other
liabilities           2,252                        1,619                        1,513
Total
liabilities         310,839                      288,562                      264,018
Shareholders'
equity               25,959                       22,249                       19,698

Liabilities &
shareholders'
equity              336,798                      310,811                      283,716
Net interest
income
  Margin on a
  taxable
  equivalent
  basis                        10,502   4.42%               10,010   4.58%               8,451   4.25%
Net interest
rate spread                             3.93%                        4.14%                       3.89%
Interest bearing
liabilities
to interest
earning assets                         88.66%                       89.45%                      89.61%

TABLE 2. - ANALYSIS OF NET INTEREST INCOME CHANGES
(Taxable Equivalent Basis)($000's)
                                       Nine Months Ended September 30, 1995
                            1996 Compared to 1995             1995 Compared to 1994
                        Volume  Yield    Mix     Total    Volume  Yield   Mix       Total
Increase
(Decrease) in
Interest Income
Loans and Leases        $1,415   ($84)   ($12)   $1,319   $1,208    $797    $113    $2,118
Securities
    Taxable                344   (113)     (7)      224      186     942      37     1,165
    Exempt from
    income taxes          (49)    (41)       1     (89)      184    (19)     (3)       162
Trading Account
Assets                       0       0       0        0      (1)     (1)       0       (2)
Federal Funds Sold        (38)     (7)       6     (39)       16       4      23        43
Total Interest
Income Change            1,672   (245)    (12)    1,415    1,593   1,723     170     3,486

Increase
(Decrease) in
Interest Expense
  Interest
  Checking                 212     153      72      437     (23)      40     (2)        15
  Savings                    5      32       0       37    (435)      10     (2)     (427)
  Other Time
  Deposits               (399)     143    (12)    (268)      916     432     129     1,477
  Other
  Borrowings               756    (24)    (15)      717      491     192     180       863
Total Interest
Expense Change             574     304      45      923      949     674     305     1,928

Increase
(Decrease) in Net
Interest Income
on a Taxable
Equivalent Basis        $1,098  ($549)   ($57)     $492     $644  $1,049  ($135)    $1,558

(Increase)
Decrease in
Taxable
Equivalent
Adjustment                                           26                               (72)
Net Interest
Income Change                                      $518                             $1,486

TABLE 3. - CONSOLIDATED AVERAGE BALANCE SHEETS AND ANALYSIS OF NET
           INTEREST INCOME (Fully Taxable Equivalent Basis) ($000's)

                                             Three Months Ended September 30,
                               1996                        1995                        1994
                    Average            Average  Average            Average  Average            Average
                    Out-       Revenue Yield/   Out-       Revenue Yield/   Out-       Revenue Yield/
                    standing   Cost    Rate     standing   Cost    Rate     standing   Cost    Rate
Assets
Interest earning
assets
  Loans and
  leases            $178,969   $4,182   9.27%   $155,384   $3,682   9.40%   $135,934   $3,016   8.80%
  Securities
    Taxable          121,462    2,049   6.69%    111,329    1,914   6.82%    118,511    1,837   6.15%
    Exempt from
    income tax        26,892      541   7.98%     27,588      550   7.91%     26,138      593   9.00%
  Federal funds
  sold                    25        0   0.00%      1,158       16   5.48%          5        0   0.00%
Total interest
earning assets       327,348    6,772   8.21%    295,459    6,162   8.27%    280,588    5,446   7.70%
Cash and due
from banks             9,064                       8,575                       8,139
Other assets          14,933                      12,808                      11,950
Valuation
allowance-
available for
sale
securities           (1,899)                       (416)                       (911)
Allowance for
possible loan
loss                 (2,993)                     (2,318)                     (1,315)
Total assets         346,453                     314,108                     298,451

Liabilities
Interest bearing
liabilities
  Interest
  checking            42,131      356   3.35%     25,618      153   2.37%     26,363      146   2.20%
  Savings             79,844      618   3.07%     79,033      598   3.00%     94,612      709   2.97%
  Other time
  deposits           108,970    1,410   5.13%    115,916    1,452   4.97%    101,732    1,144   4.46%
  Short term
  borrowings          58,430      817   5.55%     42,522      587   5.48%     29,235      332   4.51%
Total interest
bearing
liabilities          289,375    3,201   4.39%    263,089    2,790   4.21%    251,942    2,331   3.67%
Demand deposits       28,594                      26,082                      24,737
Other liabilities      2,313                       1,448                       1,593
Total liabilities    320,282                     290,619                     278,272
Shareholders'
equity                26,171                      23,489                      20,179
Liabilities &
Shareholders'
Equity               346,453                     314,108                     298,451

Net interest
income
Margin on a
taxable
equivalent basis                3,571   4.33%               3,372   4.53%               3,115   4.40%
Net interest rate
spread                                  3.82%                       4.07%                       4.03%
Interest bearing
liabilities
to interest
earning assets                         88.40%                      89.04%                      89.79%

TABLE 4. - ANALYSIS OF NET INTEREST INCOME CHANGES
(Taxable Equivalent Basis)($000's)
                                   Three Months Ended September 30,
                          1996 Compared to 1995        1995 Compared to 1994
                       Volum Yield   Mix     Total  Volume  Yield Mix    Total
Increase (Decrease)
 in Interest Income
  Loans and Leases     $559   ($51)   ($8)   $500    $432   $205    $29   $666
  Securities
    Taxable             174    (36)    (3)    135   (111)    200   (12)     77
    Exempt from
    Income Taxes       (14)       5      0    (9)      33   (72)    (4)   (43)
  Federal Funds
  Sold                 (16)    (16)     16   (16)       0      0     16     16
Total Interest
Income Change           703    (98)      5    610     354    333     29    716
Increase (Decrease)
in Interest Expense
  Interest Checking      99      63     41    203     (4)     11      0      7
  Savings                 6      14      0     20   (117)      7    (1)  (111)
  Other Time
  Deposits             (87)      48    (3)   (42)     160    130     18    308

  Short Term
  Borrowings            220       8      1    229     151     72     33    256
Total Interest
Expense Change          238     133     39    410     190    220     50    460

Increase (Decrease)
    in Net Interest
Income on a Taxable
Equivalent Basis       $465  ($231)  ($34)   $200    $164   $113  ($21)   $256

(Increase) Decrease
in Taxable
Equivalent
Adjustment                                     11                         (11)
Net Interest Income
Change                                       $211                         $245

OTHER OPERATING INCOME

     Other operating income, excluding securities gains and losses, increased 18.0%, or $200,000, and totaled $1,313,000 for the first nine months of 1996, compared to $1,113,000 for the respective period last year. Changes in various categories of other income are depicted in the table below.

                      Three Months          Nine Months
                      Ended September 30,   Ended September 30,
($000s)               1996  1995    %Change 1996    1995     % Change
(S>
Trust fees             111    54    105.6%  $  374  $  350    6.9%
Service charges on
deposits               166   135     23.0%     481     409   17.6%
Other income           150   128     17.2%     458     354   29.4%
     Subtotal          427   317     34.7%   1,313   1,113   18.0%
Security gains
(Losses)                 0  (23)    100.0%     (1)    (22)   95.5%
Gains (losses)
securities
available for
sale                    34    41    -17.1%     268     204   31.4%
      Total           $461  $335     37.6%  $1,580  $1,295   22.0%

INVESTMENT SECURITIES

     The amortized cost and estimated market values of securities held to maturity at September 30, 1996 are as follows:

                                          Gross         Gross   Estimated
                              Amortized Unrealized   Unrealized Market
($000s)                         Cost       Gains        Losses  Value
U.S. Treasury securities and
obligations of
U.S. Government
corporation and agencies        $ 2,265    $  0         $134    $ 2,131
Obligations of states and
political subdivisions            4,845      95           88      4,852
Mortgage-backed securities       12,946      52          168     12,830
     Total                      $20,056    $147         $390    $19,813

Included above in U.S. Government corporations and agencies is a structured note with a book value of $2,265,000 and a market value of $2,132,000 which matures in the year 2000.

     The amortized cost and estimated market values of securities available for sale at September 30, 1996 are as follows:

                                           Gross        Gross      Estimated
                             Amortized  Unrealized   Unrealized    Market
($000s)                         Cost        Gains      Losses      Value
U.S. Treasury securities and
obligations of
U.S. Government
corporations and agencies       $ 11,742    $  0       $  339      $ 11,403
Obligations of states and
political subdivisions            20,915     105          370        20,650
Mortgage-backed securities        51,893     276          608        51,561
Mortgage derivatives              36,464      88          872        35,680
Marketable equity securities       3,222                              3,222
     Total                      $124,236    $469       $2,189      $122,516

The mortgage derivatives are comprised solely of collateralized mortgage obligations (CMOs) including one principal only CMO issued by FNMA with a book value of $199,000 and an estimated market value of $154,000. Privately issued CMOs included in the table above have a book value of $11,863,000 and an estimated market value of $11,846,000. Credit risk on privately issued CMOs is evaluated based upon independent rating agencies and on the underlying collateral of the obligation. At September 30, 1996, the Corporation held two CMOs issued by Prudential Home Mortgage with an aggregate book value of $6,783,000 and an estimated market value of $6,847,000 and one CMO issued by Ryland Acceptance Corporation with a book value of $2,799,000 and an estimated market value of $2,783,000.

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

                           Three Months Ended Sept. 30,  Nine Months Ended Sept. 30,
($000s)                    1996      1995      %Change 1996     1995     %Change

Salaries and Wages         $  654    $  552    18.5%   $1,856   $1,665   11.5%
Employee benefits             189       149    26.8%      607      541   12.2%
Net occupancy expense         175       140    25.0%      515      414   24.4%
Equipment expense             206       186    10.8%      593      563    5.3%
Other operating expenses    1,100       667    64.9%    2,619    2,208   18.6%
       Total               $2,324    $1,694    37.2%   $6,190   $5,391   14.8%

     Year-to-date operating expenses have increased 14.8% during 1996 compared to the same period last year. The subsidiary bank opened a new headquarters office in the Woodsdale section of Wheeling, WV in January 1996 and a new branch in the Elm Grove section of Wheeling, WV in September 1996. Expenses attributed to these offices included $99,000 for salaries, $26,000 for benefits, $78,000 for occupancy expenses, $17,000 for equipment expense and $57,000 for other operating expenses.

     As discussed above during the third quarter of 1996, the subsidiary bank was assessed $397,000 in insurance premiums on deposits insured through the Savings Association Insurance Fund ("SAIF"), included in other operating expense in the table above. During the third quarter of 1995, the Bank received a refund of $113,000 from the Bank Insurance Fund ("BIF") for FDIC premiums previously paid during 1995 which reduced other operating expense. Eliminating the impact of the both the SAIF assessment and the BIF refund in 1996 and 1995, respectively, other operating expense declined $99,000 for the comparative nine month period. Also, total operating expenses would have reflected an increase of $289,000, or 5.4%.

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

     For the nine months of 1996, $360,000 was added to the allowance and charged to expense compared to $900,000 in 1995. At September 30, 1996, the allowance for possible loan losses to total loans and leases was 1.94% compared to 1.56% last year. The ratio of the Allowance for Possible Loan Losses to underperforming assets was 332.6% at September 30, 1996. The following table details the Allowance for Possible Loan Losses and also includes various loan charge off statistics for 1996 and 1995.

Allowance for Possible Loan Losses
                             Three months ended     Nine months ended
                             September 30,          September 30,
($000s)                      1996       1995        1996        1995
Balance, beginning of period $  2,945   $  2,228    $  2,703    $  1,537

Provision for possible loan
losses                            105        200         360         900

Loans charged-off                   2         14          48          35
Recoveries on loans
previously charged-off             12         50          45          62
  Net charge offs                (10)       (36)           3        (27)

Balance, end of period       $  3,060   $  2,464    $  3,060    $  2,464

Loans and leases outstanding
at period                                           $157,975    $157,975
Average loans and leases     $178,969   $155,384    $171,028    $151,005
Annualized net charge offs
as a percent of:
   Average loans and leases    -0.02%     -0.09%       0.00%      -0.02%
   Total loans at end of
   period                                              0.00%      -0.02%
   Reserve for possible loan
   losses                      -1.31%     -5.84%       0.13%      -1.46%
Reserve for possible loan
losses to:
   Average loans and leases     1.71%      1.59%       1.79%       1.63%
   Total loans at end of
   period                                              1.94%       1.56%
   Under-performing assets                           332.61%     338.00%

UNDER-PERFORMING ASSETS

     Under-performing assets consist of (1) non-accrual loans, leases and debt securities on which the ultimate collectibility of the full amount of interest is uncertain,
(2) loans and leases past due ninety days or more as to principal or interest and (3) other real estate owned. A summary of under-performing assets at September 30 follows:

Under-performing assets             September 30,
($000s)                             1996   1995
Non-accrual loans and leases        $238   $133
Ninety days past due loans
and leases still accuring
interest                              37     17
Other real estate owned              645    579
     Total                          $920   $729

Restructured loans and
leases included
in above totals                     $  0   $  0
Restructured loans and
leases in
compliance with
modified terms                       641    107

CAPITAL RESOURCES

     At September 30, 1996, shareholders' equity was
$26,380,000 compared to $25,164,000 at December 31, 1995 and
$24,030,000 at September 30, 1995. The following table presents various capital ratios as of September 30:

September 30,                 1996     1995
Average shareholder's
equity to :
  Average assets               7.7%     7.2%
  Average deposits            10.1%     8.8%
  Average loans and
  leases                      15.2%    14.7%
Primary capital                8.4%     8.2%
Risk-based capital
ratio:
   Tier 1                     12.0%    12.6%
   Total                      13.3%    13.9%
Leverage ratio                 7.5%     7.1%

     The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The guidelines also define and set minimum capital requirements (risk-based capital ratios). Banks are required to have core capital (Tier 1) of at least 4.0% of risk-weighted assets and total capital of 8.0% of risk-weighted assets. Tier 1 capital consists principally of shareholders' equity less goodwill, while total capital consists of core capital, certain debt instruments and a portion of the reserve for possible loan losses. At September 30, 1996, the Corporation had a Tier 1 capital ratio of 12.0% and a total capital ratio of 13.3%, well above regulatory minimum requirements.

     National banks are required to maintain Tier 1 capital in an amount equal to at least 3.0% of adjusted total assets, referred to as a total assets leverage ratio. At
September 30, 1996, the Corporation's leverage ratio was 7.5%.

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

                         Belmont Bancorp.
                         (Registrant)


November 4, 1996         s/J. Vincent Ciroli, Jr.
                         J. Vincent Ciroli, Jr.
                         President & CEO