Form 10-K
period 1996-12-31
BELMONT BANCORP
filed 1997-03-24
CIK 726294

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-K

(Mark one)

X      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the period from _____________ to _________________

Commission file number 0-12724

                        BELMONT BANCORP.
                 (Name of issuer in its charter)
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge. In definitive proxy or information statements incorporated by reference to Part III of this Form 10-
K or any amendment to this Form 10-K.   X

 Aggregate market value of voting stock held by nonaffiliates as of March 6, 1997 - $58,417,000
  There were 2,114,644 shares of $0.50 par value, common stock outstanding as of March 3, 1997.

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of the Registrant dated March 21,
1997 are incorporated in Items 10, 11, 12, and 13.  The Annual
Report of the Registrant is incorporated by reference in Items 5, 6, 7, and 8.




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

BELMONT NATIONAL BANK

     Belmont National Bank resulted from the merger on January 2, 1959, of the First National Bank of St. Clairsville, and the First National Bank of Bridgeport. Both banks were organized as national associations prior to the turn of the century. Belmont National Bank operates through a network of eleven branches located in Belmont, Harrison and Tuscarawas Counties in Ohio and Ohio County in West Virginia. The main office is located in the Woodsdale section of Wheeling, West Virginia. In addition to its main office in West Virginia, the Bank operates a branch in the Elm Grove section of Wheeling. Branch locations in Belmont County, Ohio include St. Clairsville, Bridgeport, Lansing, Shadyside, and the Ohio Valley Mall. Branches in Harrison County are located in Jewett and Cadiz, Ohio. Branches in Tuscarawas County are located in New Philadelphia, Ohio. The three New Philadelphia offices were acquired on October 2, 1992, when Belmont National Bank acquired the deposits and loans of these offices from Diamond Savings and Loan.

     Belmont National Bank provides a wide range of retail banking services to individuals and small to medium-sized businesses. These services include various deposit products, business and personal loans, credit cards, residential mortgage loans, home equity loans, and other consumer oriented financial services including IRA and Keogh accounts, safe deposit and night depository facilities. Belmont National Bank also owns automatic teller machines located at branches in Elm Grove, Cadiz, the Ohio Valley Mall and New Philadelphia providing 24 hour banking service to our customers. Belmont National Bank belongs to MAC, a nationwide ATM network with thousands of locations nationwide. Belmont National Bank offers a wide variety of fiduciary services. The trust department of the Bank administers pension, profit-sharing, employee benefit plans, personal trusts and estates.

BELMONT FINANCIAL NETWORK

     On July 1, 1985, Belmont Bancorp. formed a subsidiary corporation, Belmont Financial Network, Inc.(BFN). The purpose of the subsidiary was primarily to engage in lease consulting for personal or real property. Changes to the federal tax code that eliminated new investment tax credits as of December 31, 1987 adversely affected the leasing business. The daily operations of Belmont Financial Network were suspended during 1989 to reduce overhead costs. The leases formerly serviced by Belmont Financial Network are presently administered by Belmont National Bank. BFN was inactive throughout 1996. During 1997, BFN will act as a community development corporation investing in a low income housing project that also includes historic renovation.

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

 SUPERVISION AND REGULATION

     Belmont Bancorp. is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "Act"). The Act requires the prior approval of the Federal Reserve Board for a bank holding company to acquire or hold more than a 5% voting interest in any bank, and restricts interstate banking activities. The Act restricts Belmont's non-banking activities to those which are closely related to banking. The Act does not place territorial restrictions on the activities of nonbank subsidiaries of bank holding companies. Belmont's banking subsidiary is subject to limitations with respect to intercompany loans and investments. A substantial portion of Belmont's cash revenues is derived from dividends paid by its subsidiary bank. These dividends are subject to various legal and regulatory restrictions as summarized in Note 16 of the financial statements.

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

EXECUTIVE OFFICERS

     For information concerning executive officers of Belmont
Bancorp. and Belmont National Bank, see Item 10 of Form 10-K.

ITEM 2-PROPERTIES

DESCRIPTION ON PROPERTIES

     In January 1996, the Bank relocated its corporate headquarters to Wheeling, WV. The office is located at 980 National Road and consists of a 14,000 square floor combination one and two story masonry block building. Approximately half of the space is leased to a tenant. In addition, the Bank transacts business in the following branch locations:

     St. Clairsville Office-This office consists of a two story brick building owned by the Bank with attached drive-in facilities. The building consists of 9,216 square feet which houses the commercial bank operations and the executive and human resources offices.

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

     Elm Grove Office-This office is located at 2066 National
     Road in Wheeling, WV, and includes a drive-thru facility and an ATM.

     All offices are owned by the Bank except for the Mall
Office. The lease at the Mall location is in effect until the year 1996 with options to renew thereafter. The land for the Elm
Grove office is also leased.

ITEM 3-LEGAL PROCEEDINGS

     None.


ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                             PART II

ITEM 5-MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
SHAREHOLDERS' MATTERS

1996
                         Dividend
Quarter    High   Low    per Share

1st      $27.50 $25.00  $   0.130
2nd       28.00  26.00      0.150
3rd       28.00  26.00      0.150
4th       27.50  25.50      0.170
Total                      $0.600



1995
                         Dividend
Quarter    High   Low    per Share

1st      $18.00 $14.25  $   0.105
2nd       19.75  16.00      0.110
3rd       25.00  18.50      0.130
4th       26.50  23.50      0.130
   Total                   $0.475




The number of shareholders of record for the Corporation's stock
as of March 5, 1997 was 614.   The closing price of Belmont
Bancorp. stock on March 6, 1997 was $27.625 per share.

     Belmont Bancorp.'s common stock has a par value of $0.50 and, since October 1994, has been traded on the Nasdaq SmallCap market.

     The tables above show its high and low market prices and dividend information for the past two years. Market prices and cash dividends paid per share have been restated to reflect the effect of a 2-for 1 split paid in May 1995.

     Information regarding the limitations on dividends available to be paid can be located in Footnote 16 of the Notes to the Consolidated Financial Statements in the Corporation's Annual
Report (Exhibit B).

     Treasury stock is accounted for using the cost method.
There were 832 shares held in treasury on December 31, 1996 and 1995.


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

RESULTS OF OPERATIONS

SUMMARY

     For 1996, net income increased 18.93% from the previous year; net income for the year ended 1995 increased 30.06% compared to 1994. Net income per common share for 1996 was $2.34 compared to $1.95 per common share in 1995 and $1.49 in 1994.
The Corporation's net income to average assets, referred to as return on assets, increased to 1.49% for the year ended 1996 from 1.35% last year and 1.12% during 1994. Operating income consists of earnings before income taxes, minus net investment and trading gains or plus net investment and trading losses. Operating income increased by $945,000 or 17.38% from 1995 to 1996. The table below summarizes earnings performance for the past three years.

($000s) except per share data   1996    1995    1994

Operating income              $6,382  $5,437  $4,324
Net income                     5,002   4,206   3,234

Net income per share          $ 2.34  $ 1.95  $ 1.49

Return on average assets       1.49%   1.35%   1.12%
Return on average common
  equity                      19.55%  18.90%  16.71%
Return on average total
  equity                      19.05%  18.42%  16.27%


                                     1996        1995
                                  compared    compared
% Increase from previous year      to 1995     to 1994
Operating income                    17.38%      25.74%
Net income                          18.93%      30.06%


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

     The Consolidated Average Balance Sheets and Analysis of Net Interest Income Changes included in the Corporation's annual report (Exhibit B), compare interest revenue and interest earning assets outstanding with interest cost and liabilities outstanding for the years ended December 31, 1996, 1995, and 1994, and computes net interest income, net interest margin and net interest rate spread for each period. All three of these measures are reported on a taxable equivalent basis.

     The Corporation's net interest income grew by $776,000 on a taxable equivalent basis during 1996 compared to the same period last year, a 5.84% increase. The increase in net interest income was attributable to an increase in average earning assets.
During 1996, the Corporation's average interest-earning assets grew by approximately $23.9 million, up 8.18% from 1995.

     The yield on interest earning assets was unchanged at 8.28% from 1995 to 1996. However the cost of interest bearing liabilities rose 14 basis points from 1995 to 1996. Consequently, the net interest rate spread decreased from 4.09% during 1995 to
3.95% during 1996.   The taxable equivalent net interest margin
was 4.45% during 1996 compared to 4.55% for 1995 and 4.25% during 1994.

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

     This table shows that the increase in the Corporation's net interest income during the year-to-date periods presented from 1995 to 1996 was generated by growth in the levels of earning assets and average interest bearing liabilities outstanding (depicted by the volume column).

OTHER OPERATING INCOME

     Other operating income excluding securities gains and losses, increased 10.58% and totaled $1,861,000 in 1996, compared to $1,683,000 in 1995 and $1,290,000 in 1994. The table below shows the dollar amounts and growth rates of the components of other operating income.

                                    1996            1995             1994
($000s)                            Total   Change  Total   Change   Total
Trust income                      $  502  21.55%  $  413   21.11%  $   341
Service charges on deposits          660  18.92%     555    5.31%      527
Gain on sale of loans                 72 -47.06%     136  491.30%       23
Recovery on class action lawsuit      27 -85.71%     189      na         -
Other income                         600  53.85%     390   -2.26%      399
   Subtotal                        1,861  10.58%   1,683   30.47%    1,290
Investment securities gains
(losses)                             (1)  90.91%    (11)  -22.22%      (9)
Gains (losses) on securities
  available for sale                 397 251.33%     113  305.45%     (55)
Trading gains (losses)                 -    na         - -100.00%        1
   Total                          $2,257  26.44%  $1,785   45.48%   $1,227



     During the fourth quarters of 1996 and 1995, the Corporation recovered $27,000 and $189,000, respectively for settlement of a class action lawsuit arising out of the issuance and sale of taxable municipal bonds.

     Another significant increase in Noninterest income is attributable to gains on sale of loans which increased $113,000 from 1994 to 1995 and contributed $72,000 to noninterest income during 1996. The Corporation utilized the secondary mortgage market to divest itself of fixed rate mortgage loans with rates below a target rate for purposes of managing the interest rate risk associated with these loans. Servicing rights were retained on the loans sold. The Corporation continues to utilize the secondary market as a means of offering competitively priced mortgage loan products without retaining the interest rate risk associated with long term, fixed rate product.

     Trust income increased 21.55% from 1995 to 1996 and 21.11% from 1994 to 1995. This is an area that the Corporation expects to continue to develop in the future.

     Losses on investments held in the maturity portfolio during 1996 and 1995 occurred as a result of calls on municipal bonds in the portfolio. These losses totaled $1,000 during 1996 and 11,000 during 1995. Net gains were realized on securities available for sale during 1996 totaling $397,000 compared to gains of $113,000 during 1995 and losses of $55,000 during 1994. The related income taxes on securities transactions, including trading and securities available for sale, were $104,000 and $25,000 for the years ended 1996 and 1995, respectively. A tax credit of $15,000 was attributable to securities transactions for 1994


OPERATING EXPENSES

     Successful expense control is an essential element in maintaining the Corporation's profitability. The table below details the percentage changes in various categories of expense for the three years ended 1996, 1995, and 1994.

($000s)                            %                %
                       1996     Change    1995   Change    1994
Salaries and wages     $2,646     3.56%  $2,555  12.01%  $2,281
Employee benefits         790    -1.50%     802  20.60%     665
Net occupancy expense     686    24.28%     552   3.56%     533
Equipment expense         817     6.94%     764  23.62%     618
Other operating
expenses                3,449    16.92%   2,950  -0.74%   2,972
     Total             $8,388    10.04%  $7,623   7.84%  $7,069


     Salaries and wages included incentive performance bonuses
tied to earnings performance totalling $243,000 in 1996, $343,000
during 1995 and $247,000 during 1994.   Overall, operating
expenses were impacted by the addition of two new offices during 1996.

     Other noninterest operating expense includes FDIC insurance assessments. FDIC and other insurance included in other operating expenses were $567,000, $430,000 and $616,000 in 1996,
1995 and 1994, respectively, including a one time, pre-tax assessment on deposits insured through the Savings Association Insurance Fund during the third quarter of 1996 totaling $397,000.

     Taxes, other than payroll and real estate taxes, included in noninterest expense totaled $395,000 during 1996, up from
$287,000 in 1995.   This includes the Ohio state corporate
franchise tax based on the equity of the subsidiary bank which increased $82,000 from 1995 to 1996.

     Other noninterest expense also includes expense associated with other real estate owned. During 1996 this expense was $143,000 compared to $3,000 during 1995. Expenses associated with one property which was disposed of during the fourth quarter of 1996 totaled $140,000.

FINANCIAL CONDITION

SECURITIES

     The book values of investments as of December 31, 1996 and 1995 are detailed in Footnote 3 of the Notes to the Consolidated
Financial Statements in the Corporation's annual report (Exhibit
B).

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

Securities Held to Maturity at December 31, 1996 ($000s)

                 U.S. Government        States and         Agency mortgage-
                 agencies               political          backed
Maturity Period  and corporations       subdivisions(a)    securities (b)    Total

Less than 1 year           $2,264                $31              $3,010         $5,305
     Yield                  4.80%             11.30%               6.21%          5.64%

1-5 Years                      0               1,373               4,373          5,746
     Yield                                     6.50%               7.38%          7.17%

6-10 Years                      0                896               2,585          3,481
     Yield                                     8.16%               7.69%          7.81%

Over 10 Years                   0              2,512               2,255          4,767
     Yield                                    10.74%               8.26%          9.57%

Total                      $2,264             $4,812             $12,223        $19,299
     Yield                  4.80%              9.05%               7.32%          7.46%



Securities Available for Sale at December 31, 1996
At estimated fair value
($000s)


                               U.S.
                               Government     States and         Agency          Mortgage        Total     Total
                 Treasury      agencies and   political          mortgage-backed derivative      Fair      Amortized
Maturity Period  securities    corporations   subdivisions (a)   securities (b)  securities (b)  Value     Cost
Less than 1 year       $100              $0          $1,083          $7,552            $525      $9,260      $9,295
Yield                 5.89%                           7.12%           6.36%           6.95%       6.48%

1-5 Years                 0           3,958           2,731          18,185           1,872      26,746      26,696
Yield                                  6.35%          7.13%           7.05%           8.56%       7.06%

6-10 Years                0               0           2,891           7,256          10,445      20,592      20,677
Yield                                                 7.42%           7.74%           7.85%       7.75%


Over 10 Years             0               0           2,839           6,463           9,561      18,863      19,047
Yield                                                 8.37%           8.01%           8.13%       8.13%


Total fair value       $100          $3,958          $9,544         $39,456         $22,403     $75,461    $75,715
Yield                 5.89%           6.35%           7.59%           7.20%           8.01%       7.45%





(a)  Taxable equivalent yields
(b) Maturities of mortgage-backed securities are based on estimated average life.


     The mortgage derivative securities consist solely of collateralized mortgage obligations (CMOs) including one principal-only CMO issued by FNMA with a book value of $267,000 and a market value of $209,000. At December 31, 1996, there were no securities of a single issuer, other than U.S. Treasury or other U.S. government agency securities, which exceeded 10% of shareholders' equity.

     The state and political subdivision portfolio includes approximately $2.0 million zero coupon revenue bonds. These bonds are purchased at a significant discount to par value and the income recognized on the bonds is derived from the accretion of the discount using a method that approximates a level yield.

MARKETABLE EQUITY SECURITIES

     The Corporation held marketable equity securities in its investment portfolio as of December 31, 1996. In accordance with regulatory requirements, all equity securities were transferred to Securities Available for Sale on January 1, 1994 because these securities do not have a stated maturity. Current accounting principles require that marketable equity securities be recorded at the lower of cost or market value with a corresponding adjustment to reduce shareholders' equity if market value is lower than cost. At December 31, 1996 and 1995, estimated market values approximated original cost.

                                               Taxable
                                     Market    Equivalent
December 31, 1996 ($000s)   Cost     Value     Yield
Federal Home Loan Bank
stock                      $2,960      $2,960     7.00%
Corporate Stock               120         120     8.00%
Federal Reserve Bank
Stock                         187         187     6.00%
   Total                   $3,267      $3,267

                                                 Taxable
December 31, 1995 ($000s)             Market     Equivalent
                            Cost       Value      Yield
Federal Home Loan Bank
stock                      $1,844      $1,844      6.82%
Corporate Stock               215         215      4.57%
Federal Reserve Bank
Stock                         187         187      6.00%
   Total                   $2,246      $2,246


LOANS AND LEASES

     The following table shows the history of commercial and consumer loans and leases by major category at December 31.

($000s)                       1996     1995       1994     1993     1992
Commercial loans:
Real estate construction      $1,327    $1,530    $1,801   $2,081      $973
Acceptances of other banks         0         0         0        0         0
Real estate mortgage          25,954    28,744    23,701   21,211    19,184
Commercial, financial
  and agricultural            80,554    50,532    38,983   25,317    19,568
Direct financing leases            0         3         5        9        58
   Total commercial loans   $107,835   $80,809   $64,490  $48,618   $39,783

Consumer  loans:
Residential mortgage         $71,715   $69,999   $76,094  $70,301   $65,536
Installment loans              7,626     6,959     5,116    5,281     7,535
Credit card and other          1,607     2,190     1,396    1,032     1,123
consumer
   Total consumer loans      $80,948   $79,148   $82,606  $76,614   $74,194

Total loans and leases      $188,783  $159,957  $147,096 $125,232  $113,977


An analysis of maturity and interest rate sensitivity of business loans at the end of 1996 follows:

                                  Under    1 to 5   Over 5
($000s)                           1 Year   Years    Years   Total
Domestic loans:
Real estate construction           $1,002     $20   $305   $1,327
Real estate mortgage               17,504   4,160  4,288   25,952
Commercial, financial
  and agricultural                 48,143  23,700  8,646   80,489
Direct financing leases                 0       0      0        0
   Total business loans (a)       $66,649 $27,880 $13,239 $107,768

Rate sensitivity:
Predetermined rate                 $2,694 $13,248 $12,825  $28,767
Floating or adjustable rate        63,955  14,632     414   79,001
   Total domestic business loans  $66,649 $27,880 $13,239 $107,768

Foreign loans                           0       0      0        0


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

     Management determines the appropriate level of the allowance for possible loan losses by continually evaluating the quality of the loan portfolio. The reserve is allocated to specific loans that exhibit above average credit loss potential based upon their payment history and the borrowers' financial conditions. The adequacy of the allowance for possible loan losses is evaluated based on an assessment of the losses inherent in the loan portfolio. This assessment results in an allowance consisting of two components, allocated and unallocated. The allocations are made for analytical purposes. The total allowance is available to absorb losses from any segment of the portfolio. Management maintains a watch list of substandard loans for monthly review. Although these loans may not be delinquent and may be adequately secured, Management believes that due to location, size, or past payment history, it is necessary to monitor these loans monthly.

     The allowance for possible loan losses totaled $3,153,000, or 1.67% of total loans and leases at December 31, 1996. At the end of the previous year, the allowance for possible loan losses was $2,703,000, or 1.69% of total loans and leases. The provision charged to expense during 1996 was $465,000 compared to $1,150,000 in the year ago period.

     Management's allocation of the allowance for possible loan losses for the past five years based on estimates of potential future loan loss is set forth in the table below:


($000s)                          1996     1995     1994    1993     1992
Specific reserves:
Commercial                         $330     $310     $10     $960      $370
Mortgage                             10       10       5       38        51
Consumer                            176        5       7       21        41
Criticized loans without
   specific allocation              296      414     315      160       153
Provision for loan categories
   based on historical loss
   experience:
Commercial                        1,607    1,344      687       335       284
Commercial real estate              269      152      103         7        10
Residential mortgage                328      325      298        28        29
Consumer                            137      143      112        68        86
     Total                       $3,153   $2,703   $1,537    $1,617    $1,024

Total loans and leases out-
     standing                  $188,783 $159,957 $147,096  $125,232  $113,977

                                  Reserves as a % of total loans
                                1996    1995   1994   1993   1992
Specific reserves:
Commercial                      0.17%   0.19%  0.01%  0.77%  0.32%
Mortgage                        0.01%   0.01%  0.00%  0.03%  0.04%
Consumer                        0.09%   0.00%  0.00%  0.02%  0.04%
Criticized loans without
   specific allocation          0.16%   0.26%  0.21%  0.13%  0.13%
Provision for loan categories
   based on historical loss
   experience:
Commercial                      0.85%   0.84%  0.47%  0.27%  0.25%
Commercial real estate          0.14%   0.10%  0.07%  0.01%  0.01%
Residential mortgage            0.17%   0.20%  0.20%  0.02%  0.03%
Consumer                        0.07%   0.09%  0.08%  0.05%  0.08%
     Total                      1.67%   1.69%  1.04%  1.29%  0.90%


     The following table sets forth the five year historical information on the reserve for loan losses:

ALLOWANCE FOR POSSIBLE LOAN LOSSES
Five year history

($000s)                        1996     1995     1994      1993     1992
Balance as of January 1        $2,703   $1,537    $1,617   $1,024   $1,013
Provision of loan losses          465    1,150       805      577      405
Adjustment incident to
acquisition                         0        0         0        0        4
Loans charged off:
  Real estate                      30       25        49       19       13
  Commercial                        0        0       806        0       59
  Consumer                         32       26        85       15       25
   Direct financing leases          0        0         0        0      340
Total loans charged-off            62       51       940       34      437

Recoveries of loans
previously
charged-off:
   Real estate                      2        3        18        0        2
  Commercial                        0        1        29       21       22
  Consumer                         45       18         7       11        6
  Direct financing leases           0       45         1       18        9
Total recoveries                   47       67        55       50       39
Net charge-offs (recoveries)       15     (16)       885     (16)      398
Balance at December 31         $3,153   $2,703    $1,537   $1,617   $1,024


($000s)                              1996     1995      1994     1993     1992
Loans and leases outstanding
   at December 31                $188,783 $159,957  $147,096 $125,232 $113,977
Allowance as a percent
of loans and leases outstanding     1.67%    1.69%     1.04%    1.29%    0.90%
Average loans and leases         $174,445 $152,502  $134,952 $120,218  $95,489
Net charge-offs as a percent
of average loans and leases         0.01%   -0.01%     0.66%   -0.01%    0.42%


The following schedule shows the amount of under-performing assets and loans 90 days or more past due but accruing interest.

UNDER-PERFORMING ASSETS
($000s)                          1996     1995     1994      1993     1992
Nonaccrual debt securities         $0       $0        $0       $0   $1,500
Nonaccrual loans and leases       143      162       478    2,358    1,647
Loans 90 days or more past
due but accruing interest          74       14        11      436       11
Other real estate owned            66      579       586       69      155
   Total                         $283     $755    $1,075   $2,863   $3,313


In addition to the above schedule of non-performing assets, Management prepares a watch list consisting of loans over $100,000 which Management has determined require closer monitoring to further protect the Corporation against loss. The balance of loans classified by Management as substandard due to delinquency and a change in financial position at the end of 1996 and not included in the table above was $1,249,000. There are no other loans classified for regulatory purposes that would materially impact future operating results, liquidity or capital resources or which management doubts the ability of the borrower to comply with loan repayment terms.

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


AVERAGE DEPOSITS ($000s)          1996       1995      1994
Demand                         $27,878    $25,819   $24,797
Interest bearing checking       38,576     25,953    26,764
Savings                         79,341     78,679    95,655
Other time                      99,649    108,578    89,431
Certificates-$100,000 and
over                            12,008     12,751    10,229
   Total average deposits     $257,452   $251,780  $246,876

DISTRIBUTION OF AVERAGE
DEPOSITS
                                  1996       1995      1994
Demand                          10.83%     10.26%    10.04%
Interest bearing checking       14.98%     10.31%    10.84%
Savings                         30.82%     31.25%    38.75%
Other time                      38.71%     43.12%    36.23%
Certificates-$100,000 and        4.66%      5.06%     4.14%
over
   Total                       100.00%    100.00%   100.00%

CHANGE IN AVERAGE DEPOSIT SOURCES ($000s)

                               1995 to     1994 to
                               1996        1995
Demand                          $2,059     $1,022
Interest bearing checking       12,623      (811)
Savings                            662   (16,976)
Other time                     (8,929)     19,147
Certificates-$100,000 and
over                             (743)      2,522
   Total                        $5,672     $4,904

BORROWINGS

     Other sources of funds for the Corporation include short-term repurchase agreements and Federal Home Loan Bank borrowings. Borrowings at the Federal Home Loan Bank are utilized to match the maturities of selected loans and to leverage the capital of the Corporation to enhance profitability for shareholders.

CAPITAL RESOURCES

     At December 31, 1996, shareholders' equity was $27,332,000 compared to $25,164,000 at December 31, 1995, an increase of $2,168,000 or 8.62%. The increase in capital during 1996 was due to retention of earnings. The Corporation also retired $1,000,000 in senior cumulative preferred stock during the fourth quarter of 1996.

     The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The guidelines also define and set minimum capital requirements (risk-based capital ratios).
Bank holding companies are required to have core capital (Tier
1) of at least 4.0% of risk-weighted assets and total capital of 8.0% of risk-weighted assets. Tier 1 capital consists principally of shareholders' equity less goodwill, while total capital consists of core capital, certain debt instruments and a portion of the reserve for loan losses. At December 31, 1996, the Corporation had a Tier 1 capital ratio of 12.43% and a total capital ratio of 13.68%, well above the regulatory minimum requirements.

     The following table shows several capital and liquidity ratios for the Corporation for the last three years:

December 31                         1996    1995    1994
Average shareholder's equity to:
  Average assets                   7.81%   7.34%   6.87%
  Average deposits                10.20%   9.07%   8.05%
  Average loans and leases        15.06%  14.97%  14.73%
Primary capital                    9.13%   8.78%   6.95%
Risk-based capital ratio:
   Tier 1                         12.43%  13.07%  12.26%
   Total                          13.68%  14.32%  13.21%
Leverage ratio                     7.93%   7.39%   6.33%


     National banks must maintain a total assets leverage ratio of at least 3.0%. The total assets leverage ratio is calculated by dividing capital less intangibles into assets, net of intangibles. In many cases, regulators require an additional cushion of at least 1.0% to 2.0%. At December 31, 1996, the Corporation's Tier One leverage ratio was 7.93%.

     The following table presents dividend payout ratios for the past three years.

                                     1996     1995      1994
Total dividends declared
  as a percentage of net income    26.59%    25.77%    27.18%

Common dividends declared
  as a percentage of earnings per
  common share                     25.64%    24.36%    25.37%


     Currently there are no known trends, events or uncertainties that would have a material effect on the Corporation's liquidity, capital resources or results of operations.

LIQUIDITY AND INTEREST RATE SENSITIVITY

     The Corporation meets its liability based needs through the operation of Belmont National Bank's branch banking network that gathers demand and retail time deposits. The Bank also acquires funds through repurchase agreements and overnight federal funds that provide additional sources of liquidity. Total deposits increased by $14.7 million, or 5.95%, from the end of 1995 to 1996. Repurchase agreements and short term borrowings declined by $6.3 million and $14.1 million, respectively, during the same period. Long term borrowings increased by $14.9 million over the same period. Average deposits increased 2.25% during 1996 compared to 1995.

     The Bank also has unused lines of credit with various correspondent banks totaling $35.5 million which may be used as an alternative funding source. In addition, the Bank has an available repurchase agreement-based cash management advance with the Federal Home Loan Bank for $30 million.


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

Rate Sensitivity Analysis
December 31, 1996                                                                 Non-rate
                                                                   Total          Sensitive
                                 1-30    31-90   91-180  181-365  1 year    1-5    & over
                                 days     days    days    days    & under years   5 years  Total
Interest earning assets:
Loans and leases                $48,916 $10,465  $8,495  $18,282  $86,158 $41,141  $61,484 $188,783
Investment securities               172   2,961   1,342      831    5,306   5,746    8,247   19,299
Securities available for sale       639   4,700   3,254    3,628   12,221  26,746   39,761   78,728
   Total interest earning
   assets                        49,727  18,126  13,091   22,741  103,685  73,633  109,492  286,810

Interest bearing liabilities:
Interest checking                 8,897       0       0        0    8,897       0   31,672   40,569
Savings                          19,787       0       0        0   19,787       0   61,174   80,961
Certificates-$100,000 and over    2,023   1,224   2,125    4,667   10,039   2,074    1,020   13,133
Other time                        7,504  12,794  12,106   29,815   62,219  25,461    9,964   97,644
Repurchase agreements             3,780       0       0        0    3,780   4,500        0    8,280
Short term borrowings            10,000       0       0        0   10,000       0        0   10,000
Long term debt                        0       0   2,000        0    2,000  14,571    3,105   19,676
   Total interest bearing
   liabilities                   51,991  14,018  14,231   34,482  114,722  32,035  103,830  250,587
Rate sensitivity gap             -2,264   4,108  -1,140  -11,741  -11,037  41,598    5,662   36,223
Cumulative gap                  -$2,264  $1,844    $704 -$11,037          $30,561  $36,223
Cumulative gap as a percentage
of interest earning assets       -0.79%   0.64%   0.25%   -3.85%           10.66%   12.63%


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

ITEM 9 - DISAGREEMENT OF ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                            PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


The information appearing in Belmont Bancorp.'s definitive proxy statement dated March 21, 1997 (Exhibit C) is incorporated by reference in response to this item.

EXECUTIVE OFFICERS OF THE REGISTRANT AS OF JANUARY 1, 1997:

Name                     Age      Position
J. Vincent Ciroli, Jr.    51      President and Chief Executive Officer,
                                  Belmont Bancorp. & Belmont National Bank

William Wallace           41      Vice President, Belmont Bancorp.;
                                  Executive Vice President & Chief
                                  Operating Officer, Belmont National Bank

Jane R. Marsh             35      Secretary, Belmont Bancorp.;
                                  Senior Vice President, Controller &
                                  Cashier, Belmont National Bank

     Each of the officers listed above has been an executive officer of the Corporation or one of its subsidiaries during the past five years.

ITEM 11 - EXECUTIVE COMPENSATION

     The information appearing in Belmont Bancorp.'s definitive proxy statement dated March 21, 1997 (Exhibit C) is incorporated by reference in response to this item.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The information appearing in Belmont Bancorp.'s definitive proxy statement dated March 21, 1997 (Exhibit C) is incorporated by reference in response to this item.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information appearing in Belmont Bancorp.'s definitive proxy statement dated March 21, 1997 (Exhibit C) is incorporated by reference in response to this item.


                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 17, 1997.

By  s/Terrence A. Lee, Chairman                    BELMONT BANCORP
    Terrence A. Lee, Chairman                     (Registrant)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

John A. Belot                  s/John A. Belot             Director

Vincent Ciroli, Jr.            s/J. Vincent Ciroli, Jr.    Director, President
                                    & CEO. Belmont Bancorp., Belmont National
                                    Bank

Samuel Mumley                  s/Samuel Mumley             Director
Mary L. Holloway Haning        s/Mary L. Holloway Haning   Director
Charles J. Kaiser, Jr.         s/Charles J. Kaiser, Jr.    Director
John H. Goodman, II            s/John H. Goodman, II       Director
Dana Lewis                     s/Dana Lewis                Director

Jane R. Marsh                  s/Jane R. Marsh             Secretary, Belmont
                                                           Bancorp. and
                                                           Sr. Vice President,
                                                           Controller
                                                           & Cashier, Belmont
                                                           National Bank

James Miller                  s/James Miller               Director
W. Quay Mull, II              s/W. Quay Mull, II           Director
Tom Olszowy                   s/Tom Olszowy                Director
Keith Sommer                  s/Keith Sommer               Director
William Wallace               s/William Wallace            Director &
                                                           Vice President,
                                                           Belmont Bancorp.;
                                                           Executive Vice
                                                           President & COO,
                                                           Bank
Charles A. Wilson, Jr.                                     Vice Chairman

s/Terrence A. Lee
                                                          Chairman of the Board
                                                           Terrence A. Lee
March 17, 1997