Form 10-Q
period 1997-03-31
BELMONT BANCORP
filed 1997-05-14
CIK 726294

U.S. Securities and Exchange Commission
                   Washington, D.C.  20549

                          Form 10-Q

            For the Quarter Ended March 31, 1997

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

Common Stock, $0.50 par value,
2,113,644 shares outstanding
as of April 30, 1997

FORM 10-Q
BELMONT BANCORP.
Quarter Ending March 31, 1997

INDEX

Part I.  Financial information

Financial highlights

Management's report on financial statements

Consolidated Statements of Condition - March 31, 1997,
   December 31, 1996, and March 31, 1996

Consolidated Statements of Income-Three Months
   Ended March 31, 1997  and March 31, 1996

Consolidated Statements of Cash Flows-Three Months
   Ended March 31, 1997 and March 31, 1996

Consolidated Statements of Changes in Shareholders' Equity
   Three Months Ended March 31, 1997 and Year Ended
   December 31, 1996

Notes to the Consolidated Financial Statements

Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II - Other Information

Legal Proceedings
Changes in Securities
Defaults upon Senior Securities
Submission of Matters to a Vote of Security Holders
Other Information
Signature page

BELMONT BANCORP. AND
SUBSIDIARIES
Financial Highlights

March 31                            1997        1996   % Change
Earnings and dividends
($000's)
Net income                    $    1,421  $    1,409     0.9
Operating earnings (1)             1,832       1,728     6.0
Cash dividends declared on
common stock                         361         275    31.3
Per common share (2):
Net income                    $     0.67       $0.66     1.5
Cash dividends declared            0.170       0.130    30.8
Book value                         13.09       11.66    12.2
Market price :
  High                             28.00       27.50     1.8
  Low                              25.50       25.00     2.0
At quarter-end ($000's)
Assets                        $  371,963  $  323,141    15.1

Loans and leases                 199,085     167,563    18.8
Deposits                         266,310     260,558     2.2
Stockholders' equity              27,673      25,664     7.8
Key Ratios
Return on average assets           1.68%       1.74%   (4.0)
Return on average common
shareholders' equity              20.42%      22.35%   (8.6)
Net interest margin (TE)           4.65%       4.66%   (0.2)
Number of shares               2,114,644   2,114,644     0.0

Number of full time equivalent
employees                          128.0       112.5    13.8
Total assets per FTE employee $    2,906  $    2,872     1.2

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

Belmont Bancorp. Consolidated Balance Sheets

                                                       March 31,      December 31, March 31,
                                                       1997           1996         1996
ASSETS

    Cash and due from banks                            $ 12,917       $ 10,948     $  9,283
    Federal funds sold                                        0         24,450            0
    Securities available for sale at market value       123,755         78,728      111,827
    Securities held to maturity (1)                      18,207         19,299       22,912
    Loans                                               199,085        188,783      167,563
    Less allowance for possible loan losses             (3,263)        (3,153)      (2,853)
          Net loans                                     195,822        185,630      164,710
    Premises and equipment, net                           7,191          7,260        5,290
    Other real estate owned                                   0             66          579
    Accrued income receivable                             2,957          1,921        2,430
    Other assets                                         11,114          5,601        6,110
          Total Assets                                 $371,963       $333,903     $323,141

LIABILITIES

    Non-interest bearing deposits
           Demand                                      $ 30,329       $ 29,232     $ 25,309
     Interest-bearing deposits:
           Demand                                        43,653         40,569       41,468
           Savings                                       79,471         80,961       79,379
           Time                                         112,857        110,777      114,402
           Total deposits                               266,310        261,539      260,558
      Securities sold under repurchase agreements         8,815          8,280        5,345
      Short-term borrowings                              47,609         10,000       15,087
      Long term debt                                     19,514         19,676       14,772
      Accrued interest on deposits and other
      borrowings                                            736            664          706
      Other liabilities                                   1,306          6,412        1,009
            Total liabilities                          $344,290       $306,571     $297,477

SHAREHOLDERS' EQUITY

       Preferred stock - authorized 90,000 shares with
       no par value; issued and outstanding, none             -              -            -
       Senior cumulative preferred stock - authorized,
       issued and outstanding, no shares at March 31,
       1997 and December 31,1996; 10,000 shares of
       $100 par value at March 31, 1996                $      0       $      0     $  1,000

       Common stock  - $0.50 par value, 8,900,000
       shares authorized; 2,115,476 issued in 1997
       and 1996                                           1,057          1,057        1,057
       Surplus                                            7,781          7,781        7,781
       Treasury stock (832 shares)                          (8)            (8)          (8)
       Retained earnings:
             Unappropriated                              18,880         17,820       15,262
             Appropriated for contingencies                 850            850          850
       Net unrealized loss on securities available for
       sale                                               (887)          (168)        (278)
          Total shareholders' equity                   $ 27,673       $ 27,332     $ 25,664
          Total liabilities and shareholders' equity   $371,963       $333,903     $323,141

(1)  Market value at March 31, 1997, $18,061; December 31, 1996, $19,302;
     March 31, 1996, $22,789.
(2)  Performance ratios are presented on an annualized basis.
     Net interest margins are presented on a fully taxable equivalent basis.

Consolidated Condensed Statement of Income
(Unaudited)  ($000s except per share amounts)
                                        For the Three Months Ended March 31,
                                            1997         1996
INTEREST INCOME

    Loans and lease financing
        Taxable                             $    4,354   $    3,669
        Tax-exempt                                  89           78
    Investment securities:
        Taxable                                  1,703        2,039
        Tax-exempt                                 276          321
     Dividends                                      54           37
     Interest on fed funds sold                     52            6
        Total interest income                    6,528        6,150

INTEREST EXPENSE

      Deposits                                   2,444        2,282
      Borrowings                                   607          567
         Total interest expense                  3,051        2,849
         Net interest income                     3,477        3,301
      Provision for possible loan losses           105          150
         Net interest income after provision
         for possible loan losses                3,372        3,151

NON-INTEREST INCOME

      Trust fees                                    78          160
      Service charges on deposits                  171          156
      Other operating income                       197          154
      Investment securities gains (losses)         (1)          (1)
      Trading profits (losses)                       0            0
      Gains (losses) on securities available
      for sale                                     156          230
          Total non-interest income                601          699

NON-INTEREST EXPENSE

      Salary and employee benefits                 835          826
      Net occupancy expense of premises            190          170
      Equipment expenses                           229          182
      Other operating expenses                     732          715
          Total non-interest expense             1,986        1,893
          Income before income taxes             1,987        1,957
INCOME TAXES                                       566          548
           Net income                       $    1,421   $    1,409

PER COMMON SHARE DATA

        Net income per share                $     0.67   $     0.66
        Cash dividend per share             $     0.17   $     0.13
        Book value per share                $    13.09   $    11.66

        Weighted average shares outstanding  2,114,644    2,114,644

Belmont Bancorp. and Subsidiaries
Consolidated Statements of Shareholders' Equity
For the Year Ended December 31, 1996 and Three Months Ended March 31, 1997($000s)
                                                                                               Unrealized
                                                                                               Loss On
                                                               Retained Earnings               Securities
                                Preferred    Common            Unappro-   Appro-    Treasury   Available
                                Stock        Stock   Surplus   priated    priated   Stock      for-Sale
Balance, December 31, 1995      $  1,000     $1,057  $7,781    $14,148    $850      ($8)       $336
1996 Net income                                                  5,002
  Cash dividends declared:
     Preferred stock                                              (61)
     Common stock ($.60 per
     share)                                                    (1,269)
Redemption of preferred
stock                            (1,000)
   Change in unrealized loss-
   securities available-
   for-sale                                                                                   (504)
Balance, December 31, 1996      $      0     $1,057  $7,781    $17,820    $850      ($8)     ($168)
1997 YTD Net income                                              1,421
  Cash dividends declared:
     Common stock ($.17 per
     share)                                                      (361)
   Change in unrealized loss-
   securities available-
   for-sale                                                                                   (719)
Balance, March 31, 1997         $      0     $1,057  $7,781    $18,880    $850      ($8)     ($887)

Belmont Bancorp.
CONSOLIDATED STATEMENT OF CASH FLOWS
Three Months Ended March 31, 1997
(Unaudited)
                                              1997           1996
Operating Activities

Net income                                    $   1,421   $   1,409

Adjustments to reconcile net income to net
cash flows provided by operating
activities:
Provision for possible loan losses                  105         150
Depreciation and amortization expense               199         155
Amortization of investment security
premiums                                            255         301
Accretion of investment security discounts
and interest recorded on zero-coupon
securities                                         (51)        (50)
Investment securities (gains) losses                  1           1
(Gains) losses on securities available for
sale                                              (156)       (230)
Purchase of securities for trading account            -           -
Loss (gain)  on sale of fixed assets                  -           -
Gain on sale of loans                               (6)           -
(Increase) decrease in interest receivable      (1,036)       (280)
Increase (decrease) in interest payable              72          45
Others, net                                    (10,247)         273
   Net cash provided (used) by operating
   activities                                   (9,443)       1,774

Investing Activities
Net (increase) decrease in federal funds
sold                                             24,450           -
Proceeds  on sale of securities available
for sale                                         13,397      42,197
Proceeds from maturities and calls of
investment securities                               172       1,065
Purchase of securities available for sale (61,922) (48,463) Principal collected on mortgage-backed
   securities                                     3,279       5,345
Net (increase) decrease in loans and
  leases, net of charge offs                   (13,583)    (10,037)
Proceeds on sale of loans                         3,277       2,427
Recoveries on loans previously charged off           14           4
Purchases of premises and equipment               (130)       (355)
Proceeds on sale of other real estate
owned                                                66           0
Net cash provided (used) by investing
activities                                     (30,980)     (7,817)

Financing Activities
Net increase (decrease) in deposits               4,771      13,708
Net increase (decrease) in repurchase
agreements                                          535     (9,194)
Net increase (decrease) in short-term
borrowings                                       37,609     (9,039)
Proceeds on long-term debt                            -      10,000
Payments on long-term debt                        (162)        (30)
Dividends paid on common and preferred
stock                                             (361)       (294)
   Net cash provided (used) by financing
   activities                                    42,392       5,151

Increase (Decrease) in Cash and Cash
Equivalents                                       1,969       (892)
Cash and Equivalents at Beginning of Year        10,948      10,175
Cash and Equivalents at March 31              $  12,917   $   9,283

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     The foregoing financial statements are unaudited,
however, in the opinion of Management, all adjustments
necessary for a fair presentation of the financial statements
have been included.   A summary of the Corporation's
significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the Corporation's Annual
Report on Form 10-K for 1996.

     Related party transactions - The Corporation's and it Subsidiaries' directors and officers and their associates were customers of, and had other transactions with, the subsidiary bank in the ordinary course of business during 1997. All loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SUMMARY

     The net income of Belmont Bancorp. for the three months ended March 31, 1997 increased 0.9% to $1,421,000, compared to $1,409,000 for the first three months of 1996. Earnings per common share were $0.67 for the first three months of 1997, compared to $0.66 for the corresponding period last year, an increase of 1.5%. Operating earnings increased to $1,832,000 for the three months of 1997, up 6.0% from $1,728,000 for the same period last year.

     The following table presents the return on average shareholders' equity and the return on average assets for comparative periods of 1997 and 1996.

                              March 31,
($000s)                       1997      1996

Return on average assets         1.68%     1.74%
Return on shareholders'
equity                          20.42%    21.80%
Return on average common
equity                          20.42%    22.35%

Average assets                $339,316  $322,997
Average shareholders'
equity                        $ 27,831  $ 25,859

Average assets increased $16.3 million from $323.0 million to $339.3 million from March 31, 1996 to March 31,
1997. Average shareholders' equity increased $2.0 million primarily through the retention of earnings.

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

     Table 1, Consolidated Average Balance Sheets and Analysis of Net Interest Income, compares interest revenue and interest earning assets outstanding with interest cost and liabilities outstanding for the three months ended March 31, 1997, 1996 and 1995. The table contains net interest income, net interest margin and net interest rate spread for each period. All three of these measures are reported on a taxable equivalent basis.

     The taxable equivalent yield on interest earning assets increased from 8.47% during the first quarter of 1996 to 8.54% in 1997, an increase of 7 basis points. (A basis point
(bp) is equivalent to .01%.) The cost of interest bearing liabilities rose 12 basis points from 4.29% during the first quarter of 1996 to 4.41% in 1997. The net interest margin decreased from 4.66% to 4.65% during the comparative quarters. The net interest margin for the first quarter of 1995 was 4.58%.

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

TABLE 1. - CONSOLIDATED AVERAGE BALANCE SHEETS AND ANALYSIS OF
NET INTEREST INCOME

      (Fully Taxable Equivalent Basis) ($000's)

                                                Three Months Ended March 31,
                                             1997                          1996
                                Average               Average Average                Average
                                Out-        Revenue   Yield/  Out-        Revenue    Yield/
                                standing    Cost      Rate    standing    Cost       Rate

Assets
Interest earning assets
  Loans and leases              $193,184    $4,484    9.41%   $161,434    $3,783     9.50%
  Securities
    Taxable                       99,570     1,757    7.16%    117,365     2,074     7.17%
    Exempt from income tax        21,211       400    7.65%     23,867       467     7.94%
  Trading account assets               0         0    0.00%          0         0     0.00%
  Federal funds sold               4,001        52    5.27%        469         6     5.19%
Total interest earning assets    317,966     6,693    8.54%    303,135     6,330     8.47%
Cash and due from banks           10,024                         8,664
Other assets                      15,095                        13,311
Valuation allowance-available
for sale securities                (577)                           627
Allowance for possible loan
loss                             (3,192)                       (2,740)
Total assets                     339,316                       322,997
Liabilities
Interest bearing liabilities
  Interest checking               46,197       392    3.44%     33,229       242     2.95%
  Savings                         79,435       597    3.05%     78,320       588     3.04%
  Other time deposits            111,871     1,455    5.27%    114,449     1,452     5.15%
  Other Borrowings                43,310       607    5.68%     43,244       567     5.32%
Total interest bearing
liabilities                      280,813     3,051    4.41%    269,242     2,849     4.29%
Demand deposits                   28,540                        25,820
Other liabilities                  2,132                         2,077
Total liabilities                311,485                       297,139
Shareholders' equity              27,831                        25,858
   Liabilities & shareholders'
   equity                        339,316                       322,997
Net interest income
  Margin on a taxable
  equivalent basis                           3,642    4.65%                3,481     4.66%
Net interest rate spread                              4.13%                          4.18%
Interest bearing liabilities
  to interest earning assets                         88.32%                         88.82%

                                            1995
                                Average               Average
                                Out-        Revenue   Yield/
                                standing    Cost      Rate
Assets
Interest earning assets
  Loans and leases              $147,013    $3,453    9.53%
  Securities
    Taxable                      122,429     2,099    6.95%
    Exempt from income tax        25,177       516    8.31%
  Trading account assets               0         0    0.00%
  Federal funds sold               1,191        17    5.79%
  Interest bearing deposits            0         0    0.00%
Total interest earning assets    295,810     6,085    8.34%
Cash and due from banks            8,472
Other assets                      13,165
Valuation allowance-available
for sale securities              (1,869)
Allowance for possible loan
loss                             (1,688)
Total assets                     313,890
Liabilities
Interest bearing liabilities
  Interest checking               25,070       144    2.33%
  Savings                         80,203       590    2.98%
  Other time deposits            125,391     1,515    4.90%
  Other Borrowings                35,507       497    5.68%
Total interest bearing
liabilities                      266,171     2,746    4.18%
Demand deposits                   25,274
Other liabilities                  1,591
Total liabilities                293,036
Shareholders' equity              20,854
   Liabilities & shareholders'
   equity                        313,890
Net interest income
   Margin on a taxable
   equivalent basis                          3,339    4.58%
Net interest rate spread                              4.16%
Interest bearing liabilities
  to interest earning assets                         89.98%


TABLE 2. - ANALYSIS OF NET INTEREST INCOME CHANGES
(Taxable Equivalent Basis) ($000's)

                                                  Three Months Ended March 31
                                     1997 Compared to 1996          1996 Compared to 1995
                                Volume    Yield   Mix   Total    Volume   Yield  Mix   Total
Increase (Decrease) in
Interest Income
  Loans and Leases              $  744    ($36)   ($7)  $  701   $ 339    ($8)    $0   $ 331
  Securities
    Taxable                      (314)      (3)      0   (317)    (87)      64   (3)    (26)
    Exempt from Income Taxes      (52)     (17)      2    (67)    (27)    (23)     1    (49)
  Trading Account Assets             0        0      0       0       0       0     0       0
  Federal Funds Sold                45        0      1      46    (10)     (2)     1    (11)
Total Interest Income Change       423     (56)    (4)     363     215      31   (1)     245
Increase (Decrease) in
Interest Expense
  Interest Checking                 94       40     16     150      47      39    12      98
  Savings                            8        1      0       9    (14)      12     0     (2)
  Other Time Deposits             (33)       37    (1)       3   (132)      76   (7)    (63)
  Short Term Borrowings              1       39      0      40     108    (31)   (7)      70
Total Interest Expense Change       70      117     15     202       9      96   (2)     103
Increase (Decrease) in Net
Interest
Income on a Taxable Equivalent
Basis                           $  353   ($173)  ($19)  $  161   $ 206   ($65)    $1   $ 142
(Increase) Decrease in Taxable
Equivalent Adjustment                                       15                             7
Net Interest Income Change                              $  176                         $ 149

OTHER OPERATING INCOME

     Other operating income, excluding securities gains and losses, declined 5.1%, or $24,000, and totaled $446,000 for the first three months of 1997, compared to $470,000 for the respective period last year. Changes in various categories of other income are depicted in the table below.

                             Three months ended March 31,
($000s)                         1997   1996  % Change

Trust fees                     $ 78    $160  -51.3%
Service charges on
deposits                        171     156    9.6%
Gain on sale of loans             6      16  -62.5%
Other income                    191     138   38.4%
     Subtotal                   446     470   -5.1%
Security gains (losses)         (1)     (1)    0.0%
Gains (losses) securities
held for sale                   156     230  -32.2%
     Total                     $601    $699  -14.0%

     Trust fees were down 51.3% during the first quarter of 1997 compared to the first quarter of 1996 due to a change in the method of fee recognition from cash basis used during the first quarter of 1996 to accrual basis for and subsequent to the fourth quarter of 1996.


INVESTMENT SECURITIES

     The amortized cost and estimated market values of
securities held to maturity at March 31, 1997 are as follows:
                                                       Gross      Gross      Estimated
                                           Amortized   Unrealized Unrealized Market
($000s)                                    Cost        Gains      Losses     Value
U.S. Treasury securities and obligations
of U.S. Government corporations and
agencies                                   $2,263      $  0       $115       $ 2,148
Obligations of states and political
subdivisions                                4,781        94         67         4,808
Mortgage-backed securities                 11,163        64        122        11,105
     Total                                $18,207      $158       $304       $18,061

Obligations of U.S. Government corporations and agencies consist of one floating rate structured note.

The amortized cost and estimated market values of
securities available for sale at March 31, 1997 are as
follows:
                                                         Gross      Gross       Estimated
                                          Amortized      Unrealized Unrealized  Market
($000s)                                   Cost           Gains      Losses      Value
U.S. Treasury securities and obligations
of U.S. Government corporations and
agencies                                  $ 20,052       $ 18       $  143      $ 19,927
Obligations of states and political
subdivisions                                22,179          9          389        21,799
Mortgage-backed securities                  60,690        270          645        60,315
Mortgage derivatives                        18,513          0          464        18,049
Marketable equity securities                 3,665          0            0         3,665
     Total                                $125,099       $297       $1,641      $123,755

Obligations of U.S. Government corporations and agencies include a structured note with a book value and an estimated market value $2,099,000.

     The mortgage derivatives are comprised solely of collateralized mortgage obligations (CMOs) including one principal only CMO issued by FNMA with a book value of $129,000 and an estimated market value of $87,000. Privately issued CMOs included in the table above have a book value of $1,649,000 and an estimated market value of $1,592,000. Credit risk on privately issued CMOs is evaluated based upon independent rating agencies and on the underlying collateral of the obligation.

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

                       Three months ended March 31,
($000s)                1997     1996         % Change
Salaries and wages     $  625   $  614        1.8%
Employee benefits         210      212       -0.9%
Net occupancy expense     190      170       11.8%
Equipment expense         229      182       25.8%
Other operating
expenses                  732      715        2.4%
     Total             $1,986   $1,893        4.9%

     Occupancy and equipment expenses were impacted by the expansion of the branch network and by the acceleration of depreciation on some data processing equipment by shortening its useful life.

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

     For the first three months of 1997, $105,000 was added to the allowance and charged to expense compared to $150,000 in 1996. At March 31, 1997, the allowance for possible loan losses to total loans and leases was 1.64% compared to 1.70% last year. The ratio of the Allowance for Possible Loan Losses to underperforming assets increased to 1169.53% at March 31, 1997, up from 295.04% last year. The following table details the Allowance for Possible Loan Losses and also includes various loan charge off statistics for 1997 and 1996.

Allowance for Possible Loan Losses
                                      Three months ended March 31,
($000s)                               1997        1996
Balance, beginning of period          $   3,153   $  2,703

Provision for possible loan losses          105        150

Loans charged-off                             9          5
Recoveries on loans previously
charged-off                                  14          5
     Net charge offs                        (5)          0

Balance, end of period                $   3,263   $  2,853

Loans and leases outstanding at
period                                $ 199,085   $167,563
Average loans and leases              $ 193,184   $161,434
Annualized net charge offs as a
percent of:
   Average loans and leases              -0.01%      0.00%
   Total loans at end of period          -0.01%      0.00%
   Reserve for possible loan losses      -0.61%      0.00%
Reserve for possible loan losses to:
   Average loans and leases               1.69%      1.77%
   Total loans at end of period           1.64%      1.70%
   Under-performing assets             1169.53%    295.04%

UNDER-PERFORMING ASSETS

     Under-performing assets consist of (1) non-accrual loans, leases and debt securities on which the ultimate collectibility of the full amount of interest is uncertain,
(2) loans and leases past due ninety days or more as to principal or interest and (3) other real estate owned. A summary of under-performing assets at March 31 follows:

Under-performing assets
                                      March 31,
($000s)                               1997     1996
Non-accrual loans and leases          $252     $206
Ninety days past due loans and
leases still accruing interest          27      182
Other real estate owned                  0      579
     Total                            $279     $967

     Loans restructured and in compliance with modified terms are not included in total nonperforming assets.

     Asset quality remained excellent at March 31, 1997.
Total under-performing assets were $279,000 or 0.07% of total assets at March 31, 1997 compared to $967,000 or 0.30% of total assets at March 31, 1996.

LONG TERM DEBT

     Long term debt consists of advances from the Federal
Home Loan Bank as follows:


                                Amount     Current
Type                            ($000s)    Rate     Maturity
Fixed rate, non-amortizing
advance                         $ 1,000    7.00%    04/11/97
Fixed rate, non-amortizing
advance                           1,000    6.15%    06/01/97
Fixed rate, non-amortizing
advance                          10,000    5.40%    01/04/98
Fixed rate, non-amortizing
advance                           2,000    5.90%    06/02/98
Fixed rate, amortizing
advance                             181    5.55%    12/22/98
Fixed rate, amortizing
advance                           2,262    6.05%    11/18/01
Fixed rate, amortizing
advance                             166    5.80%    12/01/05
Fixed rate, amortizing
advance                           1,456    6.85%    06/06/11
Fixed rate, amortizing
advance                             121    6.75%    06/06/11
Fixed rate, amortizing
advance                           1,068    6.85%    06/12/11
Fixed rate, amortizing
advance                             260    6.95%    08/31/15
                                $19,514

CAPITAL RESOURCES

     The Corporation maintains a relatively high level of capital as a margin of safety for its depositors and shareholders. At March 31, 1997, shareholders' equity was $27,673,000 compared to $27,332,000 at December 31, 1996 and
$25,664,000 at March 31, 1996. The following table presents various capital ratios as of March 31:

March 31,                        1997    1996
Average shareholder's
equity to :
  Average assets                  8.2%    8.0%
  Average deposits               10.5%   10.3%
  Average loans and leases       14.4%   16.0%
Primary capital                   8.3%    8.8%
Risk-based capital ratio:
   Tier 1                        11.8%   13.2%
   Total                         13.1%   14.5%
Leverage ratio                    7.4%    7.6%

The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The guidelines also define and set minimum capital requirements (risk-based capital ratios). Banks are required to have core capital (Tier 1) of at least 4.0% or risk-weighted assets and total capital of 8.0% or risk-weighted assets. Tier 1 capital consists principally of shareholders' equity less goodwill, while total capital consists of core capital, certain debt instruments and a portion of the reserve for possible loan losses. At March 31, 1997, the Corporation had a Tier 1 capital ratio of 11.8% and a total capital ratio of 13.1%, well above regulatory minimum requirements.

     National banks are required to maintain Tier 1 capital in an amount equal to at least 3.0% of adjusted total assets, referred to as a total assets leverage ratio. At March 31, 1997, the Corporation's leverage ratio was 7.4%.

PART II - OTHER INFORMATION

Item 1.  Legal proceedings

None

Item 2.  Changes in securities

None

Item 3.  Defaults upon senior securities

None

Item 4. Submission of matters to a vote of security shareholders

     The annual meeting of Belmont Bancorp. was held April
21, 1997. The following items were submitted to a vote of the shareholders:

Proposal Number 1:  Election of Directors

The following individuals were elected to serve on the Board of Directors Election of Directors for a three-year term expiring at the annual shareholders' meeting in 2000:

John A. Belot, President, Walden Industries, Inc.

For:           1,368,090
Against:               0

Terrence A. Lee, CPA, Chairman, Belmont Bancorp. and Belmont
National Bank; Partner, Lee & Associates

For:           1,407,492
Against:               0

Dana J. Lewis, President, Zanco Enterprises, Inc.;
owner/operator of McDonalds restaurants

For:            1,406,492
Against:                0

W. Quay Mull, II, Chairman of the Board, Mull Industries,
  Inc.

For:            1,405,679
Against:                0

William Wallace, Executive Vice President & Chief Operating
Officer, Belmont National Bank; Vice President, Belmont
Bancorp.

For:            1,407,384
Against:                0

Other members of the Board of Directors are listed in the Corporation's proxy statement dated March 21, 1997 and which is hereby incorporated by reference.

Proposal Number 2:  To ratify the appointment of S. R.
Snodgrass A.C. as independent auditors for the year ending
December 31, 1997.

This proposal was approved as follows:

For         1,391,038
Against        15,130
Abstain         1,764

Proposal Number 3: To transact other such business as may come before the meeting.

This proposal was approved as follows:

For         1,386,224
Against        17,508
Abstain         4,200

Item 5.  Other information

None

Item 6.  Exhibits

None

SIGNATURE

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Belmont Bancorp.
                         (Registrant)


May 12, 1997             s/J. Vinent Ciroli, Jr.

                         J. Vincent Ciroli, Jr.
                         President & CEO