Form 10-Q
period 1997-06-30
BELMONT BANCORP
filed 1997-08-13
CIK 726294

U.S. Securities and Exchange Commission
                   Washington, D.C.  20549

                          Form 10-Q

             For the Quarter Ended June 30, 1997

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

                Common Stock, $0.50 par value,
                2,637,498 shares outstanding
                    as of August 6, 1997

                          FORM 10-Q
                      BELMONT BANCORP.
                 Quarter Ending June 30,1997

                            INDEX

Part I.  Financial information

Financial highlights

Management's report on financial statements

Consolidated Statements of Condition - June 30, 1997,
     December 31, 1996, and June 30, 1996

Consolidated Statements of Income-Three Months and
     Six Months Ended June 30, 1997 and June 30, 1996

Consolidated Statements of Cash Flows-Six Months
     Ended June 30, 1997 and June 30, 1996

Consolidated Statements of Changes in Shareholders' Equity
     Six Months Ended June 30, 1997 and Year Ended
     December 31, 1996

Notes to the Consolidated Financial Statements

Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II - Other Information

Legal Proceedings
Changes in Securities
Defaults upon Senior Securities
Submission of Matters to a Vote of Security Holders
Other Information
Signature page

BELMONT BANCORP. AND
SUBSIDIARIES
Financial Highlights

June 30                         1997         1996         % Change

Earnings and dividends
($000's)
Net income                      $    2,985   $    2,574   16.0
Operating earnings (1)               3,664        3,339    9.7
Cash dividends declared on
common stock                           719          592   21.5
Per common share (2):
Net income                      $     1.13   $     0.96   17.7
Cash dividends declared              0.272        0.224   21.4
Book value                           11.14         9.15   21.7
Market price :
  High                               25.20        22.40   12.5
  Low                                20.80        20.80    0.0
At quarter-end ($000's)
Assets                          $  384,599   $  352,937    9.0
Loans and leases                   205,116      176,857   16.0
Deposits                           261,717      256,624    2.0
Stockholders' equity                29,376       25,182   16.7
Key Ratios
Return on average assets             1.67%        1.55%
Return on average common
shareholders' equity                21.30%       20.39%
Net interest margin (TE)             4.47%        4.47%
Number of shares                 2,637,498    2,641,998  (0.2)

Number of full time equivalent
employees                            132.5        112.0   18.3
Total assets per FTE employee   $    2,903   $    3,151  (7.9)

(1) Operating earnings are defined as earnings before income taxes minus securities and trading gains or plus securities and trading losses.
(2) All per share amounts have been restated for the effect of a 25% common stock dividend paid on July 1, 1997.

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

Consolidated Condensed Balance
Sheet (Unaudited)  ($000s except per share amounts)
                                    June 30,  Dec. 31   June 30,
                                      1997      1996      1996
ASSETS

    Cash and due from banks          $ 13,037 $ 10,948   $  9,740
    Federal funds sold                      -   24,450          -
    Securities available for sale
    at market value                   135,898   78,728    132,074
    Securities held to maturity (1)    17,584   19,299     21,151
    Loans                             205,116  188,783    176,857
    Less allowance for possible
    loan losses                       (3,474)  (3,153)    (2,945)
          Net loans                   201,642  185,630    173,912
    Premises and equipment, net         7,256    7,260      6,039
    Other real estate owned                20       66        645
    Accrued income receivable           2,678    1,921      2,527
    Other assets                        6,484    5,601      6,849
          Total Assets               $384,599 $333,903   $352,937

LIABILITIES

    Non-interest bearing deposits
           Demand                    $ 29,581 $ 29,232   $ 27,581
     Interest-bearing deposits:
           Demand                      38,075   40,569     37,429
           Savings                     79,040   80,961     80,485
           Time                       115,021  110,777    111,129
           Total deposits             261,717  261,539    256,624
    Securities sold under
    repurchase agreements               7,569    8,280     15,535
    Short-term borrowings              67,193   10,000     35,148
    Long term debt                     16,989   19,676     17,467
    Accrued interest on deposits
    and other borrowings                  984      664        709
    Other liabilities                     771    6,412      2,272
            Total liabilities        $355,223 $306,571   $327,755

SHAREHOLDERS' EQUITY

Preferred stock -
authorized 90,000 shares with
no par value; issued and
outstanding, none                           -        -          -
Senior cumulative preferred
stock - authorized, issued and
outstanding, no shares at
June 30, 1997 and December 31,
1996; 10,000 shares of $100
par value at June 30, 1996           $      0 $      0   $  1,000
Common stock  - $0.50 par
value, 8,900,000 shares
authorized; 2,115,476
issued in 1997 and 1996                 1,057    1,057      1,057
Surplus                                 7,781    7,781      7,781
Treasury stock ( 5,332
shares at June 30, 1997; 832
shares at December 31, 1996
and June 30, 1996)                      (131)      (8)        (8)
Retained earnings:
   Unappropriated                      19,817   17,820     16,090
   Appropriated for
   contingencies                          850      850        850
Common stock dividend to be
distributed (527,354 shares)              269        -          -
Net unrealized loss on
securities available for sale           (267)    (168)    (1,588)
Total shareholders' equity           $ 29,376 $ 27,332   $ 25,182
Total liabilities and
shareholders' equity                 $384,599 $333,903   $352,937

(1)  Market value at June 30, 1997, $17,599; December 31, 1996,
     $19,302; June 30, 1996, $20,737.

Consolidated Condensed Statement of Income
(Unaudited) ($000s except per share amounts)

                                Three months ended June 30,
                                1997           1996
INTEREST INCOME

    Loans and lease financing
        Taxable                 $    4,661     $    3,899
        Tax-exempt                      93             83
    Investment securities:
        Taxable                      2,013          1,989
        Tax-exempt                     348            321
    Dividends                           70             38
    Interest on fed funds
    sold                                 1              1
        Total interest income        7,186          6,331

INTEREST EXPENSE

      Deposits                       2,436          2,331
      Borrowings                     1,156            727
        Total interest
        expense                      3,592          3,058
        Net interest income          3,594          3,273
      Provision for possible
      loan losses                      250            105
         Net interest income
         after provision
         for possible loan
         losses                      3,344          3,168

NON-INTEREST INCOME

      Trust fees                       149            103
      Service charges on
      deposits                         175            159
      Other operating income           185            154
      Investment securities
      gains (losses)                   (1)              -
      Gains (losses) on
      securities available
      for sale                         198              4
      Total non-interest
      income                           706            420

NON-INTEREST EXPENSE

      Salary and employee
      benefits                         845            794
      Net occupancy expense of
      premises                         194            170
      Equipment expenses               238            205
      Other operating expenses         744            804
        Total non-interest
        expense                      2,021          1,973
        Income before income
        taxes                        2,029          1,615
INCOME TAXES                           465            450
        Net income              $    1,564     $    1,165

PER COMMON SHARE DATA

        Net income per share    $     0.59     $     0.43
        Cash dividend per
        share                   $    0.136     $    0.120
        Weighted average
        shares outstanding       2,639,377      2,641,998

Consolidated Condensed Statement of Income
(Unaudited)  ($000s except per share amounts)

                               For the Six Mpnths Ended June 30,
                               1997            1996
INTEREST INCOME

    Loans and lease financing
        Taxable                 $    9,015     $    7,568
        Tax-exempt                     182            161

    Investment securities:
        Taxable                      3,716          4,028
        Tax-exempt                     624            642
        Dividends                      124             75
        Interest on fed funds
        sold                            53              7
        Total interest income       13,714         12,481

INTEREST EXPENSE

      Deposits                       4,880          4,613
      Borrowings                     1,763          1,294
      Total interest
      expense                        6,643          5,907
      Net interest income            7,071          6,574
      Provision for possible
      loan losses                      355            255
      Net interest income
      after provision
      for possible loan
      losses                         6,716          6,319

NON-INTEREST INCOME

      Trust fees                       227            263
      Service charges on
      deposits                         346            315
      Other operating income           382            308
      Investment securities
      gains (losses)                   (2)            (1)
      Gains (losses) on
      securities available
      for sale                         354            234
          Total non-interest
          income                     1,307          1,119

NON-INTEREST EXPENSE

      Salary and employee
      benefits                       1,680          1,620
      Net occupancy expense of
      premises                         384            340
      Equipment expenses               467            387
      Other operating expenses       1,476          1,519
      Total non-interest
      expense                        4,007          3,866
          Income before income
          taxes                      4,016          3,572
INCOME TAXES                         1,031            998
           Net income           $    2,985     $    2,574

PER COMMON SHARE DATA

        Net income per share    $     1.13     $     0.96
        Cash dividend per
        share                   $    0.272     $    0.224
        Weighted average
        shares outstanding       2,640,680      2,641,998

CONSOLIDATED STATEMENT OF CASH FLOWS
Six Months Ended June 30
(Unaudited)

                                             1997         1996
Operating Activities

Net income                                    $2,985     $2,574

Adjustments to reconcile net income to
net cash flows provided by operating
activities:
Provision for possible loan losses               355        255
Depreciation and amortization expense            411        314
Amortization of investment security
     premiums                                    594        776
Accretion of investment security
  discounts and interest recorded on zero-coupon
  securities                                    (122)      (184)
Investment securities (gains) losses               2          1
(Gains) losses on securities available
  for sale                                      (354)      (234)
Loss (gain)  on sale of fixed assets               0          1
Gain on sale of loans                            (30)       (31)
Gain on sale of other real estate owned           (7)         0
(Increase) decrease in interest
  receivable                                    (757)      (377)
Increase (decrease) in interest payable          320         48
Others, net                                   (6,473)     1,473
   Net cash provided (used) by operating
   activities                                 (3,076)     4,616

Investing Activities:
Net decrease in federal funds sold            24,450          0
Proceeds from sales of investment
  securities                                       0        551
Proceeds on sale of securities available
  for sale                                    25,319     43,998
Proceeds from maturities and calls of
  investment securities                        2,833      1,108
Purchases of investment securities                 0          0
Purchase of securities available for
  sale                                       (91,300)   (78,697)
Principal collected on mortgage-backed
   securities                                  7,422     12,377
Net (increase) decrease in loans and
  leases, net of charge offs                (22,971)    (21,756)
Proceeds on sale of loans                      6,603      4,774
Recoveries on loans previously charged off        10         33
Proceeds from sale of other real estate
  owned                                           73           0
Purchases of premises and equipment             (425)     (1,269)
Proceeds on sale of fixed assets                  20          5
   Net cash provided (used) by investing
   activities                                (47,966)    (38,876)

Financing Activities:
Net increase (decrease) in deposits              178       9,774
Net increase (decrease) in repurchase
  agreements                                    (711)        996
Net increase (decrease) in short-term
  borrowings                                  57,193      11,022
Proceeds on long-term debt                         0      12,725
Payments on long-term debt                    (2,687)        (60)
Purchase of treasury stock                      (123)          0
Dividends paid on common and preferred
  stock                                         (719)       (632)
   Net cash provided (used) by financing
   activities                                 53,131      33,825


Increase (Decrease) in Cash and Cash
  Equivalents                                   2,089      (435)
Cash and Equivalents at Beginning of
  Year                                         10,948     10,175
Cash and Equivalents at June 30               $13,037     $9,740





Belmont Bancorp. and Subsidiaries
Consolidated Statements of Shareholders' Equity For the Year
Ended December 31, 1996 and Six Months Ended June 30, 1997 ($000s)

                                                              Retained Earnings
                                                                                             Unrealized
                                                                                             Loss of
                                Preferred  Common            Unappro-     Appro-    Treasury Available
                                Stock      Stock    Surplus  priated (1)  priated   Stock    for Sale

Balance, December 31, 1995      $  1,000   $1,057   $7,781   $14,148      $850      ($8)     $336

1996 Net income                                                5,002
  Cash dividends declared:
     Preferred stock                                            (61)
     Common stock ($.480 per
     share)                                                  (1,269)
Redemption of preferred stock    (1,000)
Change in unrealized loss-
securities available-for-
sale                                                                                        (504)
Balance, December 31, 1996      $      0   $1,057   $7,781   $17,820      $850      ($8)   ($168)
1997 YTD Net income                                            2,985
Cash dividends declared:
Common stock ($.272 per share)                                 (719)
Purchase of treasury stock                                                         (123)
Change in unrealized loss-
securities available-for-
sale                                                                                         (99)
Balance, June 30, 1997          $      0   $1,057   $7,781   $20,086      $850    ($131)   ($267)

(1) Unappropriated retained earnings includes $269,000 for a 25% common stock dividend paid on July 1, 1997.

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

     Per share data has been restated in previous periods for a 25% common stock dividend paid on July 1, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SUMMARY

     The net income of Belmont Bancorp. for the second quarter of 1997 increased 34.2% to $1,564,000, compared to $1,165,000 in the second quarter of 1996. Earnings per common share increased to $0.59 in the second quarter of 1997, compared to $0.43 in the second quarter of 1996.

     For the six months ended June 30, 1997, net income increased 16.0% to $2,985,000, compared to $2,574,000 for the first six months of 1996. Earnings per common share were $1.13 for the first six months of 1997, compared to $0.96 for the corresponding period last year, an increase of 17.7%.

     Operating earnings increased to $3,664,000 for the six months ended June 30, 1997, up 9.7% from $3,339,000 for the same period last year. For the second quarter of 1997, operating earnings were $1,832,000, up 13.7% from $1,611,000 during the year ago quarter.

     The following table presents the return on average shareholders' equity and the return on average assets for comparative periods of 1997 and 1996.

                         Quarter ended     Six Months emded
                            June 30,          June 30,
($000s)                  1997      1996      1997     1996

Return on average
assets                    1.67%     1.37%     1.67%      1.55%
Return on
shareholders' equity     22.16%    18.03%    21.30%     19.91%
Return on average
common equity            22.16%    18.43%    21.30%     20.39%

Average assets         $374,644  $340,945  $356,980   $331,971
Average shareholders'
equity                 $ 28,233  $ 25,848  $ 28,032   $ 25,853

Average assets increased $25.0 million during the six months ended June 30, 1997 compared to the same period during 1996. Average shareholders' equity increased $2.2 million for the same period.

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

     Tables 1 and 3, Consolidated Average Balance Sheets and Analysis of Net Interest Income, compares interest revenue and interest earning assets outstanding with interest cost and liabilities outstanding for the six months and three months ended June 30, 1997, 1996, and 1995. The tables contain net interest income, net interest margin and net interest rate spread for each period. All three of these measures are reported on a taxable equivalent basis.

     The taxable equivalent yield on interest earning assets increased from 8.28% during the first six months of 1996 to 8.46% in 1997, an increase of 18 basis points. (A basis
point (bp) is equivalent to .01%.)   The cost of interest
bearing liabilities increased 21 basis points from 4.29% during the first half of 1996 to 4.50% in 1997. The net interest margin (net interest income divided by interest earning assets) was 4.47% during both the first half of 1997 and 1996.

     The taxable equivalent yield on interest earning assets increased from 8.11% during the second quarter of 1996 to 8.39% in 1997, an increase of 28 basis points. The cost of interest bearing liabilities rose 28 basis points from 4.29% during the second quarter of 1996 to 4.57% in 1997. The net interest margin increased only slightly from 4.30% to 4.31%.

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

TABLE 1. - CONSOLIDATED AVERAGE BALANCE SHEETS AND ANALYSIS OF NET
           INTEREST INCOME (Fully Taxable Equivalent Basis) ($000's)

                                                    Six Months Ended June 30,
                                   1997                         1996                       1995
                        Average            Average  Average            Average  Average             Average
                        Out-       Revenue/ Yield/  Out-       Revenue/ Yield/  Out-       Revenue/ Yield/
                        standing   Cost     Rate    standing   Cost     Rate    standing   Cost     Rate
Assets
Interest earning
assets:
  Loans and leases      $198,140   $9,283   9.45%   $167,058   $7,805   9.42%   $148,816   $6,986   9.47%
  Securities:
    Taxable              111,257    3,837   6.95%    121,107    4,101   6.83%    116,259    4,012   6.96%
    Exempt from
    income tax            24,157      906   7.56%     24,044      924   7.75%     24,842    1,004   8.15%
  Federal funds
  sold                     2,036       53   5.25%        270        7   5.23%      1,002       30   6.04%
Total interest
earning assets           335,590   14,079   8.46%    312,479   12,837   8.28%    290,919   12,032   8.34%
Cash and due from
banks                      9,954                       8,758                       8,348
Other assets              15,710                      13,683                      12,984
Valuation
allowance-
available for
sale securities          (1,013)                       (138)                     (1,224)
Allowance for
possible loan loss       (3,261)                     (2,811)                     (1,865)
Total assets             356,980                     331,971                     309,162

Liabilities
Interest bearing
liabilities:
  Interest
  checking                43,319      729   3.39%     35,393      532   3.03%     25,545      297   2.34%
  Savings                 79,263    1,202   3.06%     78,986    1,191   3.04%     79,085    1,172   2.99%
  Other time
  deposits               112,987    2,949   5.26%    114,016    2,890   5.11%    126,676    3,118   4.96%
  Other Borrowings        62,335    1,763   5.70%     49,081    1,294   5.32%     29,498      807   5.52%
Total interest
bearing
liabilities              297,904    6,643   4.50%    277,476    5,907   4.29%    260,804    5,394   4.17%
Demand deposits           28,883                      26,419                      25,024
Other liabilities          2,161                       2,223                       1,705
Total liabilities        328,948                     306,118                     287,533
Shareholders'
equity                    28,032                      25,853                      21,629
   Liabilities &
   shareholders'
   equity                356,980                     331,971                     309,162
Net interest
income
Margin on a
taxable equiv-
alent basis                         7,436   4.47%               6,930   4.47%               6,638   4.60%
Net interest rate
spread                                      3.96%                       3.99%                       4.17%
Interest bearing
liabilities
to interest
earning assets                             88.77%                      88.80%                      89.65%

TABLE 2. - ANALYSIS OF NET INTEREST INCOME CHANGES
           (Taxable Equivalent Basis) ($000's)

                                 Six Months Ended June 30,
                     1997 Compared to 1996        1996 Compared to 1995
                     Volume  Yield   Mix  Total   Volume  Yield   Mix    Total
Increase (Decrease)
in Interest Income
  Loans and Leases   1,452     22      4  1,478     856    (33)    (4)     819
  Securities:
    Taxable          (334)     76    (7)  (265)     167    (75)    (3)      89
    Exempt from
    Income Taxes         4   (22)      -   (18)    (32)    (49)      2    (79)
  Federal Funds Sold    46      -      -     46    (22)     (4)      3    (23)

Total Interest
Income Change        1,168     76    (3)  1,241     969   (161)    (2)     806
 Increase (Decrease)
 in Interest Expense:
  Interest Checking    119     64     14    197     114      87     33     234
  Savings                4      7      -     11     (1)      20      -      19
  Other Time
  Deposits            (26)     86    (1)     59   (312)      93    (9)   (228)
  Short Term
  Borrowings           349     94     26    469     536    (29)   (19)     488
Total Interest
Expense Change         446    251     39    736     337     171      5     513
Increase (Decrease)
in Net Interest
Income on a Taxable
Equivalent Basis       722  (175)   (42)    505     632   (332)    (7)     293
(Increase) Decrease
in Taxable
Equivalent
Adjustment                                  (8)                             14
Net Interest Income
Change                                      497                            307

TABLE 3. - CONSOLIDATED AVERAGE BALANCE SHEETS AND ANALYSIS OF NET
           INTEREST INCOME (Fully Taxable Equivalent Basis) ($000's)

                                                  Three Months Ended June 30,
                                1997                        1996                       1995
                     Average             Average Average             Average Average             Average
                     Out-       Revenue/ Yield/  Out-       Revenue/ Yield/  Out-       Revenue/ Yield/
                     standing   Cost     Rate    standing   Cost     Rate    standing   Cost     Rate
Assets
Interest earning
assets:
  Loans and
  leases             $203,096   $4,799   9.48%   $172,681   $4,022   9.34%   $150,618   $3,531   9.40%
  Securities:
    Taxable           122,944    2,083   6.80%    124,849    2,027   6.51%    110,091    1,913   6.97%
    Exempt from
    income tax         27,104      503   7.44%     24,221      458   7.58%     24,507      489   8.00%
  Federal funds
  sold                     70        1   5.73%         72        1   5.57%        813       13   6.41%
Total interest
earning assets        353,214    7,386   8.39%    321,823    6,508   8.11%    286,029    5,946   8.34%
Cash and due from
banks                   9,883                       8,852                       8,224
Other assets           16,325                      14,056                      12,802
Valuation
allowance-
available
for sale
securities            (1,448)                       (903)                       (579)
Allowance for
possible loan
loss                  (3,330)                     (2,883)                     (2,041)
Total assets          374,644                     340,945                     304,435

Liabilities
Interest bearing
liabilities:
  Interest
  checking             40,440      337   3.34%     37,557      290   3.10%     26,020      153   2.36%
  Savings              79,092      605   3.07%     79,653      603   3.04%     77,967      582   2.99%
  Other time
  deposits            114,102    1,494   5.25%    113,583    1,438   5.08%    127,960    1,604   5.03%
  Other
  Borrowings           81,361    1,156   5.70%     54,919      727   5.31%     23,490      309   5.28%
Total interest
bearing
liabilities           314,995    3,592   4.57%    285,712    3,058   4.29%    255,437    2,648   4.16%
Demand deposits        29,227                      27,018                      24,775
Other liabilities       2,189                       2,367                       1,818
Total liabilities     346,411                     315,097                     282,030

Shareholders'
equity                 28,233                      25,848                      22,405
   Liabilities &
   shareholders'
   equity             374,644                     340,945                     304,435
Net interest
income
Margin on a
taxable
equivalent basis                 3,794   4.31%               3,450   4.30%               3,298   4.62%
Net interest rate
spread                                   3.81%                       3.82%                       4.18%
Interest bearing
liabilities
to interest
earning assets                          89.18%                      88.78%                      89.30%

TABLE 4. - ANALYSIS OF NET INTEREST INCOME CHANGES
(Taxable Equivalent Basis) ($000's)

                                     Three Months Ended June 30,
                           1997 Compared to 1996          1996 Compared to 1995
                        Volume  Yield  Mix    Total    Volume Yield  Mix  Total
Increase (Decrease)
in Interest Income
  Loans and Leases       708     58      10    776       517  (23)    (3)   491
  Securities:
    Taxable             (31)     88     (1)     56       256 (126)   (17)   113
    Exempt from
    Income Taxes          55    (9)     (1)     45       (6)  (26)      -  (32)
  Federal Funds Sold       -      -       -      -      (12)   (2)      2  (12)
Total Interest
Income Change            732    137       8    877       755 (177)   (18)   560
 Increase (Decrease)
 in Interest Expense:
  Interest Checking       22     23       2     47        68    48     21   137
  Savings                (4)      6       -      2        13     8      -    21
  Other Time
  Deposits                 7     49       -     56     (180)    16    (2) (166)
  Short Term
  Borrowings             350     53      25    428       413     2      3   418
Total Interest
Expense Change           375    131      27    533       314    74     22   410
Increase (Decrease)
in Net Interest
Income on a Taxable
Equivalent Basis         357      6    (19)    344       441 (251)   (40)   150
(Increase) Decrease
in Taxable
Equivalent
Adjustment                                    (23)                            8
Net Interest Income
Change                                         321                          158

OTHER OPERATING INCOME

     Other operating income, excluding securities gains and losses, increased 7.8%, or $69,000, and totaled $955,000 for the first six months of 1997, compared to $886,000 for the respective period last year. Other income was improved due to commission income generated by foreign transactions on the Bank's ATM network, brokerage fees, and rent income on leased facilities. Changes in various categories of other income are depicted in the table below.

                       Three months ended June 30, Six Months ended June 30,
($000s)                1997   1996  % Change       1997    1996     % Change

Trust fees             $149   $103    44.7%        $  227  $  263    -13.7%
Service charges on
deposits                175    159    10.1%           346     315      9.8%
Gain on sale of
loans                    24     15    60.0%            30      31     -3.2%
Other income            161    139    15.8%           352     277     27.1%
     Subtotal           509    416    22.4%           955     886      7.8%
Security gains
(losses)                (1)      0       na           (2)     (1)   -100.0%
Gains (losses)
securities held
for sale                198      4  4850.0%           354     234     51.3%
     Total             $706   $420    68.1%        $1,307  $1,119     16.8%

INVESTMENT SECURITIES

     The amortized cost and estimated market values of securities held to maturity at June 30, 1997 are as follows:

                                             Gross      Gross       Estimated
                              Amortized      Unrealized Unrealized  Market
($000s)                       Cost           Gains      Losses      Value
U.S. Treasury securities
and obligations of
U.S. Government
corporations and agencies     $ 2,262        $  0       $ 87        $ 2,175
Obligations of states and
political subdivisions          4,700         120         23          4,797
Mortgage-backed securities     10,622          83         78         10,627
     Total                    $17,584        $203       $188        $17,599

Included above in U.S. Government corporations and agencies is a structured note with a book value of $2,262,000 and a market value of $2,175,000 which matures in the year 2000.

     The amortized cost and estimated market values of securities available for sale at June 30, 1997 are as follows:

                                           Gross      Gross       Estimated
                             Amortized     Unrealized Unrealized  Market
($000s)                      Cost          Gains      Losses      Value
U.S. Treasury securities
and obligations of
U.S. Government
corporations and agencies    $ 20,246      $ 28       $103        $ 20,171
Obligations of states and
political subdivisions         22,127       113         94          22,146
Mortgage-backed securities     71,287       279        401          71,165
Mortgage derivatives           18,164         2        229          17,937
Marketable equity
securities                      4,479         0          0           4,479
     Total                   $136,303      $422       $827        $135,898

The mortgage derivatives are comprised solely of collateralized mortgage obligations (CMOs) including one principal only CMO issued by FNMA with a book value of $105,000 and an estimated market value of $78,000.
Privately issued CMOs included in the table above have a book value of $1,574,000 and an estimated market value of $1,514,000. Credit risk on privately issued CMOs is evaluated based upon independent rating agencies and on the underlying collateral of the obligation. No privately issued bonds from any issuer exceeded ten percent of shareholders' equity.

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

                    Three Months Ended June 30, Six Months Ended June 30,
($000s)             1997     1996     % Change  1997     1996     % Change

Salaries and
wages               $  638   $  588    8.5%     $1,263   $1,202    5.1%
Employee benefits      207      206    0.5%        417      418   -0.2%
Net occupancy
expense                194      170   14.1%        384      340   12.9%
Equipment expense      238      205   16.1%        467      387   20.7%
Other operating
expenses               744      804   -7.5%      1,476    1,519   -2.8%
     Total          $2,021   $1,973    2.4%     $4,007   $3,866    3.6%

Increases in employee related costs as well as occupancy and equipment expenses during the quarter and year-to-date comparative periods are due to the opening of new offices in the Elm Grove section of Wheeling, WV and at Plaza West in St. Clairsville, Ohio. In addition, the Bank accelerated depreciation on some data processing equipment beginning in September of 1996 which contributed to the increase in equipment expense. Other operating expenses were positively impacted by the a reduction in FDIC insurance premiums during six month period which fell by $52,000 and a nonrecurring expense for other real estate owned during 1996 of $140,000. These reductions were partially offset by an increase in corporate state net income and franchise taxes, corporate development expense and telecommunication charges.

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

     For the first half of 1997, $355,000 was added to the allowance and charged to expense compared to $255,000 in 1996. At June 30, 1997, the allowance for possible loan losses to total loans and leases was 1.69% compared to 1.67% last year. The ratio of the Allowance for Possible Loan Losses to underperforming assets increased to 514.67% at June 30, 1997. The following table details the Allowance for Possible Loan Losses and also includes various loan charge off statistics for 1997 and 1996.

Allowance for Possible Loan Losses

                                Three Months Ended     Six Months Ended
                                   June 30,                June 30,
($000s)                         1997     1996          1997      1996
Balance, beginning of period    $3,263   $2,853        $3,153    $2,703
Provision for possible loan
losses                             250      105           355       255
Loans charged-off                   35       41            44        46
Recoveries on loans
previously charged-off             (4)       28            10        33
     Net charge offs                39       13            34        13

Balance, end of period          $3,474   $2,945        $3,474    $2,945

                              Three Months ended      Six Months ended
                                   June 30,               June 30,
($000s)                       1997        1996        1997       1996

Loans and leases outstanding
at period                     $205,116    $176,857    $205,116   $176,857
Average loans and leases      $203,096    $172,681    $198,140   $167,058
Annualized net charge offs
as a percent of:
   Average loans and leases      0.08%       0.03%       0.03%      0.02%
   Total loans at end of
   period                        0.08%       0.03%       0.03%      0.01%
   Reserve for possible loan
   losses                        4.49%       1.77%       1.96%      0.88%
Reserve for possible loan
losses to:
   Average loans and leases      1.71%       1.71%       1.75%      1.76%
   Total loans at end of
   period                                                1.69%      1.67%
   Under-performing assets                             514.67%    312.96%

UNDER-PERFORMING ASSETS

     Under-performing assets consist of (1) non-accrual loans, leases and debt securities on which the ultimate collectibility of the full amount of interest is uncertain,
(2) loans and leases past due ninety days or more as to principal or interest and (3) other real estate owned. A summary of under-performing assets at June 30 follows:

($000s)                             1997     1996
Non-accrual loans and
leases                              $443     $106
Ninety days past due loans
and leases still accruing
interest                             211      190
Other real estate owned               21      645
     Total                          $675     $941

Restructured loans and
leases included
in above totals                     $537     $ 0
Restructured loans and
leases in compliance with
modified terms                        65     108

     Asset quality remained high since the year ago period.
Total under-performing assets were $675,000 at June 30, 1997 compared to $941,000 at June 30, 1996.

LONG TERM DEBT

     Long term debt consists of advances from the Federal
Home Loan Bank.  Details are as follows:

                        Amount    Current
Type                    ($000s)   Rate   Maturity

Fixed rate, non-
amortizing advance      10,000    5.40%    1/4/98
Fixed rate, non-
amortizing advance       2,000    5.90%    6/2/98
Fixed rate, amortizing
advance                    156    5.55%  12/22/98
Fixed rate, amortizing
advance                  2,156    6.05%  11/18/01
Fixed rate, amortizing
advance                    163    5.80%   12/1/05
Fixed rate, amortizing
advance                  1,297    6.85%    6/6/11
Fixed rate, amortizing
advance                    114    6.75%    6/6/11
Fixed rate, amortizing
advance                    845    6.85%   6/12/11
Fixed rate, amortizing
advance                    258    6.95%   8/31/15
                       $16,989

STOCK REPURCHASE

     In accordance with a plan approved by the Board of
Directors and previously announced in March 1996, the
Company repurchased 4,500 shares of its common stock.  The
cost of the purchases was $124,500.   The plan approved by
the Board of Directors permits the Company to repurchase up to $1,000,000 of Belmont Bancorp. common stock on the open market or in separately negotiated transactions.

CAPITAL RESOURCES

     At June 30, 1997, shareholders' equity was $29,376,000
compared to $27,332,000 at December 31, 1996 and $25,182,000 at June 30, 1996. The following table presents various capital ratios as of June 30:

June 30,                       1997     1996
Average shareholder's
equity to :
  Average assets                7.9%     7.8%
  Average deposits             10.6%    10.1%
  Average loans and
  leases                       14.1%    15.5%
Primary capital                 8.5%     8.0%
Risk-based capital
ratio:
   Tier 1                      12.1%    12.2%
   Total                       13.4%    13.4%
Leverage ratio                  7.5%     7.2%

     The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The guidelines also define and set minimum capital requirements (risk-based capital ratios). Banks are required to have core capital (Tier 1) of at least 4.0% or risk-weighted assets and total capital of 8.0% or risk-weighted assets. Tier 1 capital consists principally of shareholders' equity less goodwill, while total capital consists of core capital, certain debt instruments and a portion of the reserve for possible loan losses. At June 30, 1997, the Corporation had a Tier 1 capital ratio of 12.1% and a total capital ratio of 13.4%, well above regulatory minimum requirements.

     National banks are required to maintain Tier 1 capital in an amount equal to at least 3.0% of adjusted total assets, referred to as a total assets leverage ratio. At
June 30, 1997, the Corporation's leverage ratio was 7.5%.

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

                         Belmont Bancorp.
                         (Registrant)


August 13, 1997          s/ J. Vincent Ciroli, Jr.
                         J. Vincent Ciroli, Jr.
                         President & CEO