Form 10-Q
period 1997-09-30
BELMONT BANCORP
filed 1997-11-12
CIK 726294

U.S. Securities and Exchange Commission
                   Washington, D.C.  20549

                          Form 10-Q

          For the Quarter Ended September 30, 1997

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

                Common Stock, $0.50 par value,
                2,637,498 shares outstanding
                   as of October 28, 1997

                          FORM 10-Q
                      BELMONT BANCORP.
              Quarter Ending September 30,1997

                            INDEX

Part I.  Financial information

Management's report on the financial statements

Financial highlights

Consolidated Statements of Condition - September 30, 1997,
     December 31, 1996, and September 30, 1996

Consolidated Statements of Income-Three Months
Ended September 30, 1997 and September 30, 1996

Consolidated Statements of Income-Nine Months
Ended September 30, 1997 and September 30, 1996

Consolidated Statements of Cash Flows-Nine Months
     Ended September 30, 1997 and September 30, 1996

Consolidated Statements of Changes in Shareholders' Equity
     Nine Months Ended September 30, 1997 and 1996

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

BELMONT BANCORP. AND
SUBSIDIARIES
Financial Highlights


September 30                   1997        1996          % Change
Earnings and dividends
($000's)
Net income                     $    4,408  $    3,657      20.5
Operating earnings (1)              5,423       4,712      15.1
Cash dividends declared on
common stock                        1,166         910      28.1
Per common share (2):
Net income                     $     1.67  $     1.36      22.8
Cash dividends declared             0.442       0.344      28.5
Book value                          11.64        9.60      21.2
Market price :
  High                              30.00       22.40      33.9
  Low                               25.13       20.80      20.8
At quarter-end ($000's)
Assets                         $  375,871  $  349,315       7.6

Loans and leases                  220,188     181,465      21.3
Deposits                          268,817     256,309       4.9
Stockholders' equity               30,701      26,380      16.4
Key Ratios
Return on average assets            1.61%       1.45%
Return on average common
shareholders' equity               20.43%      19.22%
Net interest margin (TE)            4.40%       4.42%
Number of shares                2,637,498   2,643,123     (0.2)

Number of full time equivalent
employees                           142.0       120.0      18.3
Total assets per FTE employee  $    2,647  $    2,911     (9.1)

(1) Operating earnings are defined as earnings before income taxes minus securities and trading gains or plus securities and trading losses.
(2) All per share amounts have been restated for the effect of a 25% common stock dividend paid on July 1, 1997.

Consolidated Condensed Balance Sheet

(Unaudited)  ($000s except per      September    December    September
share amounts)                         30,        31,         30,
                                      1997        1996       1996
ASSETS

    Cash and due from banks           $ 11,006   $ 10,948    $ 11,970
    Federal funds sold                       -     24,450         665
    Securities available for sale
    at market value                    115,024     78,728     122,516
    Securities held to maturity (1)     16,583     19,299      20,056
    Loans                              220,188    188,783     181,465
    Less allowance for possible
    loan losses                        (3,671)    (3,153)     (3,060)
          Net loans                    216,517    185,630     178,405
    Premises and equipment, net          7,397      7,260       6,272
    Other real estate owned                 20         66         645
    Accrued income receivable            2,560      1,921       2,547
    Other assets                         6,764      5,601       6,239
          Total Assets                $375,871   $333,903    $349,315

LIABILITIES

    Non-interest bearing deposits
           Demand                     $ 29,764   $ 29,232    $ 28,499
     Interest-bearing deposits:
           Demand                       41,937     40,569      40,285
           Savings                      79,234     80,961      79,070
           Time                        117,882    110,777     108,455
           Total deposits              268,817    261,539     256,309
     Securities sold under
     repurchase agreements               5,972      8,280       5,572
     Short-term borrowings              39,494     10,000      37,352
     Long term debt                     29,111     19,676      21,910
     Accrued interest on deposits
     and other borrowings                  810        664         700
     Other liabilities                     966      6,412       1,092
            Total liabilities         $345,170   $306,571    $322,935

SHAREHOLDERS' EQUITY

Preferred stock -
authorized 90,000 shares with
no par value; issued and
outstanding, none                            -          -           -
Senior cumulative preferred
stock - authorized, issued and
outstanding, no shares at
Sept. 30, 1997 and December 31,
1996; 10,000 shares of $100
par value at Sept. 30, 1996           $      0   $      0    $  1,000
Common stock  - $0.50 par
value, 8,900,000 shares
authorized; 2,644,163
issued in 1997 and 1996                  1,321      1,057       1,057
Surplus                                  7,781      7,781       7,781
Treasury stock ( 6,665
shares at Sept.30, 1997; 1,040
shares at December 31, 1996
and Sept. 30, 1996)                      (131)        (8)         (8)
Retained earnings:
  Unappropriated                        20,790     17,820      16,835
  Appropriated for
  contingencies                            850        850         850
Net unrealized gain (loss)
on securities available for sale            90      (168)     (1,135)
   Total shareholders' equity         $ 30,701   $ 27,332    $ 26,380
   Total liabilities and
   shareholders' equity               $375,871   $333,903    $349,315

(1)  Market value at Sept.30, 1997, $16,704; December 31, 1996,
     $19,302; Sept. 30, 1996, $19,813.

Consolidated Condensed Statement of Income
(Unaudited)  ($000s except per share amounts)

                                 Three months ended September 30,
                                        1997        1996
INTEREST INCOME

    Loans and lease financing
        Taxable                         $4,984      $4,079
        Tax-exempt                          80          83
    Investment securities:
        Taxable                          1,837       1,999
        Tax-exempt                         342         363
     Dividends                              84          52
     Interest on fed funds sold             10           0
        Total interest income            7,337       6,576

INTEREST EXPENSE

      Deposits                           2,574       2,384
      Borrowings                         1,112         817
         Total interest expense          3,686       3,201
         Net interest income             3,651       3,375
      Provision for possible
      loan losses                          200         105
         Net interest income
         after provision
         for possible loan
         losses                          3,451       3,270

NON-INTEREST INCOME

      Trust fees                            27         111
      Service charges on
      deposits                             181         166
      Other operating income               224         150
      Investment securities
      gains (losses)                       (2)           0
      Trading profits (losses)               -           0
      Gains (losses) on
      securities available for sale        236          34
          Total non-interest
          income                           666         461

NON-INTEREST EXPENSE

      Salary and employee
      benefits                             947         843
      Net occupancy expense of
      premises                             199         175
      Equipment expenses                   121         206
      Other operating expenses             857       1,100
          Total non-interest
          expense                        2,124       2,324
          Income before income
          taxes                          1,993       1,407
INCOME TAXES                               570         324
           Net income                   $1,423      $1,083

PER COMMON SHARE DATA

        Net income per share            $ 0.54      $ 0.40
        Cash dividend per share         $0.170      $0.120

Consolidated Condensed Statement of Income
(Unaudited)  ($000s except per share amounts)
                              For the Nine Months Ended September 30,
                                       1997         1996
INTEREST INCOME

    Loans and lease financing
        Taxable                        $   13,999   $   11,647
        Tax-exempt                            262          244
    Investment securities:
        Taxable                             5,553        6,021
        Tax-exempt                            966        1,005
     Dividends                                208          133
     Interest on fed funds sold                63            7
        Total interest income              21,051       19,057

INTEREST EXPENSE

      Deposits                              7,454        6,997
      Borrowings                            2,875        2,111
         Total interest expense            10,329        9,108
         Net interest income               10,722        9,949
      Provision for possible
      loan losses                             555          360
         Net interest income
         after provision
         for possible loan
         losses                            10,167        9,589

NON-INTEREST INCOME

      Trust fees                              254          374
      Service charges on
      deposits                                527          481
      Other operating income                  606          458
      Investment securities
      gains (losses)                          (4)          (1)
      Trading profits (losses)                  -            -
      Gains (losses) on
      securities available for sale           590          268
          Total non-interest
          income                            1,973        1,580

NON-INTEREST EXPENSE

      Salary and employee
      benefits                              2,627        2,463
      Net occupancy expense of
      premises                                583          515
      Equipment expenses                      588          593
      Other operating expenses              2,333        2,619
          Total non-interest
          expense                           6,131        6,190
          Income before income
          taxes                             6,009        4,979
INCOME TAXES                                1,601        1,322
           Net income                  $    4,408   $    3,657

PER COMMON SHARE DATA

        Net income per share           $     1.67   $     1.36
        Cash dividend per share        $    0.442   $    0.344
        Book value per share           $    11.64   $     9.60

        Weighted average shares
        outstanding                     2,639,608    2,643,123


CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30
(Unaudited) ($ expressed in 000s)

                                            1997      1996
Operating Activities:

Net income                                  4,408     3,657

Adjustments to reconcile net income
to net cash flows provided by operating
activities:
Provision for loan losses                     555       360
Depreciation expense                          619       483
Amortization of investment security
premiums                                      969     1,147
Accretion of investment security
discounts                                   (174)     (294)
Investment and trading securities
(gains) losses                              (586)     (267)
Proceeds  on sale of securities
available for sale                         71,098    60,003
Purchase of securities available for
sale                                    (119,794)  (90,103)
Loss (gain)  on sale of fixed assets          (1)         7
Gain on sale of loans                        (59)      (50)
Gain on sale of other real estate
owned                                         (7)         0
(Increase) decrease in interest
receivable                                  (639)     (397)
Increase (decrease) in interest
payable                                       146        39
Others, net                               (6,741)       668
   Net cash provided by
   operating activities                  (50,206)  (24,747)

Investing Activities:
Net (increase) decrease in federal
funds sold                                 24,450     (665)
Proceeds from maturities and calls of
investment securities                       3,119     1,198
Proceeds from sale of investment
securities                                      0       551
Purchases of investment securities              0         0
Principal collected on mortgage-
backed securities                          12,179    18,800
Net (increase) decrease in loans and
leases, net of charge offs               (32,380)  (28,359)
Proceeds on loans sold                     10,088     6,787
Loans purchased                           (9,124)         0
Recoveries on loans previously
charged off                                    13        45
Proceeds on sale of other real estate
owned                                          73         0
Purchases of fixed assets                   (776)   (1,679)
Proceeds on sale of fixed assets               20         8
Net cash used by
investing activities                        7,662   (3,314)

Financing Activities:
Net increase (decrease) in deposits         7,278     9,459
Net increase (decrease) in repurchase
agreements                                (2,308)   (8,967)
Net increase (decrease) in short-term
borrowings                                 29,494    13,226
Dividends paid on common and
preferred stock                           (1,167)     (970)
Purchase of treasury stock                  (123)         0
Fractional shares purchased in five-
for-four stock split effected in the
form of a stock dividend                      (7)         0
Proceeds on long term borrowings           12,300    17,225
Repayments on long term borrowings        (2,865)     (117)
Net cash provided by financing
activities                                 42,602    29,856

Increase (decrease) in cash and
cash equivalents                               58     1,795

Cash and equivalents, beginning            10,948    10,175
Cash and equivalents, ending               11,006    11,970




Consolidated Statement of Changes in Shareholders' Equity
(Unaudited) ($000s except per share amounts)
                                                       Nine Months Ended
                                                       September 30,
                                                       1997       1996

Balance, beginning of period                           $ 27,332   $ 25,164
Net income                                                4,408      3,657

Cash dividends:
   Common stock ($0.442 per share in 1997; $0.344 in
   1996)                                                (1,167)      (910)
   Senior cumulative preferred stock, $100 par value          -       (60)

Fractional shares purchased in five-for-four stock
split effected in the form of a stock dividend              (7)          -

Change in unrealized holding losses on securities
available for sale, net of tax                              258    (1,471)

Purchase of treasury stock                                (123)          -

                                                       $ 30,701   $ 26,380

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

     Per share data has been restated in previous periods for a 5 for 4 common stock split payable in the form of a 25% common stock dividend paid in July 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SUMMARY

     The third quarter of 1997 added another quarter of solid earnings to Belmont Bancorp.'s year to date performance. The net income of Belmont Bancorp. for the third quarter of 1997 increased 31.39% to $1,423,000, compared to $1,083,000 in the third quarter of 1996. The third quarter of 1996 included a "one time" deposit insurance premium assessment on deposits insured by the Savings Association Insurance Fund ("SAIF") of the Federal
Deposit Insurance Corporation (FDIC) totaling $397,000, or
$262,000 after the effect of income taxes. Results for the third quarter remained strong with return on common shareholders' equity (ROE) at 18.82%. Earnings per common share were $0.54 for the quarter, up from $0.40 per share during the comparable quarter last year. The SAIF assessment reduced earnings per share by $0.10 in 1996.

     For the nine months ended September 30, 1997, net income increased 20.54% to $4,408,000, compared to $3,657,000 for the first nine months of 1996. Earnings per common share for the nine months were $1.67, up $0.31 per share or 22.79% from the first nine months of 1996. ROE for the year to date period was 20.43%.

     Operating earnings increased to $5,423,000 for the nine months ended September 30, 1997, up 15.09% from $4,712,000 for the same period last year. For the third quarter of 1997, operating earnings were $1,759,000, up 28.11% from $1,373,000 during the year ago quarter.

     The following table presents the return on average shareholders' equity and the return on average assets for comparative periods of 1997 and 1996.

                       Quarter ended        Nine Months ended
                       September 30,        September 30,
($000s)                1997      1996       1997      1996

Return on average
assets                    1.50%     1.25%      1.61%     1.45%
Return on
shareholders' equity     18.82%    16.55%     20.43%    18.78%
Return on average
common equity            18.82%    16.89%     20.43%    19.22%

Average assets         $378,374  $346,453   $364,112  $336,798
Average shareholders'
equity                 $ 30,250  $ 26,171   $ 28,771  $ 25,959

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

     Tables 1 and 3, Consolidated Average Balance Sheets and Analysis of Net Interest Income, compares interest revenue and interest earning assets outstanding with interest cost and liabilities outstanding for the nine months and three months ended September 30, 1997, 1996, and 1995. The tables contain net interest income, net interest margin and net interest rate spread for each period. All three of these measures are reported on a taxable equivalent basis.

     The taxable equivalent yield on interest earning assets increased from 8.26% during the first nine months of 1996 to 8.43% in 1997, an increase of 17 basis points. (A basis
point (bp) is equivalent to .01%.)   The cost of interest
bearing liabilities increased 22 basis points from 4.33% during the first nine months of 1996 to 4.55% in 1997. The net interest margin (net interest income divided by interest earning assets) declined from 4.42% to 4.40% during the comparative year-to-date periods.

     The taxable equivalent yield on interest earning assets increased from 8.21% during the third quarter of 1996 to 8.38% in 1997, an increase of 17 basis points. The cost of interest bearing liabilities rose 24 basis points from 4.39% during the third quarter of 1996 to 4.63% in 1997. The net interest margin decreased 5 basis points from 4.33% to 4.28% during the comparative quarters.

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

TABLE 1. - CONSOLIDATED AVERAGE BALANCE SHEETS AND ANALYSIS OF NET
INTEREST INCOME (Fully Taxable Equivalent Basis) ($000's)

                                             Nine Months Ended September 30,
                              1997                         1996                          1995
                   Average             Average  Average              Average  Average             Average
                   Out-      Revenue/  Yield/   Out-       Revenue/  Yield/   Out-      Revenue/  Yield/
                   standing  Cost      Rate     standing   Cost      Rate     standing  Cost      Rate
Assets
Interest
earning assets
  Loans and
  leases           $203,432  $14,385   9.45%    $171,028   $11,987   9.37%    $151,005  $10,668    9.45%
  Securities
    Taxable         112,583    5,757   6.84%     121,267     6,150   6.78%     114,616    5,926    6.91%
    Exempt from
    income tax       24,940    1,401   7.51%      24,952     1,466   7.86%      25,757    1,554    8.07%
  Trading
  account assets          0        0   0.00%           0         0   0.00%           0        0    0.00%
  Federal funds
  sold                1,578       63   5.34%         188         7   4.98%       1,054       46    5.84%
  Interest
  bearing
  deposits                0        0   0.00%           0         0   0.00%           0        0    0.00%
Total interest
earning assets      342,533   21,606   8.43%     317,435    19,610   8.26%     292,432   18,194    8.32%
Cash and due
from banks           10,069                        8,860                         8,424
Other assets         15,630                       14,100                        12,926
  Valuation
  allowance-
  available for
  sale
  securities          (771)                        (725)                         (955)
Allowance for
possible loan
loss                (3,349)                      (2,872)                       (2,016)
Total assets        364,112                      336,798                       310,811

Liabilities
Interest
bearing
liabilities
  Interest
  checking           43,924    1,107   3.37%      37,639       888   3.15%      25,570      450    2.35%
  Savings            78,827    1,832   3.11%      79,272     1,808   3.05%      79,067    1,771    2.99%
  Other time
  deposits          114,104    4,516   5.29%     112,334     4,301   5.12%     123,089    4,570    4.96%
  Other
  borrowings         66,968    2,874   5.74%      52,198     2,111   5.41%      33,840    1,393    5.50%
Total interest
bearing
liabilities         303,823   10,329   4.55%     281,443     9,108   4.33%     261,566    8,184    4.18%
Demand deposits      29,399                       27,144                        25,377
Other
liabilities           2,119                        2,252                         1,619
Total
liabilities         335,341                      310,839                       288,562
Shareholders'
equity               28,771                       25,959                        22,249
Liabilities
& shareholders'
equity              364,112                      336,798                       310,811
Net interest
income
Margin on a
taxable
equivalent
basis                         11,277   4.40%                10,502   4.42%               10,010    4.58%
Net interest
rate spread                            3.89%                         3.93%                         4.14%
Interest
bearing
liabilities
to interest
earning assets                        88.70%                        88.66%                        89.45%

TABLE 2. - ANALYSIS OF NET INTEREST INCOME CHANGES
(Taxable Equivalent Basis) ($000's)

                                    Nine Months Ended September 30,
                         1997 Compared to 1996           1996 Compared to 1995
                     Volume  Yield   Mix    Total    Volume   Yield   Mix     Total
Increase
(Decrease) in
Interest Income
  Loans and
  Leases             $2,271  $ 107   $ 20   $2,398   $1,415   ($84)   ($12)   $1,319
  Securities
    Taxable           (440)     51    (4)    (393)      344   (113)     (7)      224
    Exempt from
    Income Taxes        (1)   (64)      0     (65)     (49)    (41)       1     (89)
  Trading Account
  Assets                  0      0      0        0        0       0       0        0
  Federal Funds
  Sold                   52      1      4       57     (38)     (7)       6     (39)
  Interest
  Bearing Deposits        0      0      0        0        0       0       0        0
Total Interest
Income Change         1,882     95     20    1,997    1,672   (245)    (12)    1,415
Increase
(Decrease) in
Interest Expense
  Interest
  Checking              148     61     10      219      212     153      72      437
  Savings              (10)     34      0       24        5      32       0       37
  Other Time
  Deposits               68    145      2      215    (399)     143    (12)    (268)
  Other
  Borrowings            597    129     37      763      756    (24)    (15)      717
Total Interest
Expense Change          803    369     49    1,221      574     304      45      923
Increase
(Decrease) in Net
Interest
Income on a
Taxable
Equivalent Basis     $1,079 ($274)  ($29)     $776   $1,098  ($549)   ($57)     $492
(Increase)
Decrease in
Taxable
Equivalent
Adjustment                                     (3)                                26
Net Interest
Income Change                                 $773                              $518

TABLE 3. - CONSOLIDATED AVERAGE BALANCE SHEETS AND ANALYSIS OF NET
           INTEREST INCOME (Fully Taxable Equivalent Basis) ($000's)

                                           Three Months Ended September 30,
                               1997                        1996                          1995
                   Average             Average Average              Average  Average             Average
                   Out-       Revenue/ Yield/  Out-       Revenue/  Yield/   Out-       Revenue/ Yield/
                   standing   Cost     Rate    standing   Cost      Rate     standing   Cost     Rate
Assets
Interest earning
assets
  Loans and
  leases           $214,017   $5,102   9.46%   $178,969   $4,182    9.27%    $155,384   $3,682   9.40%
  Securities
    Taxable         115,234    1,920   6.61%    121,462    2,049    6.69%     111,329    1,914   6.82%
    Exempt from
    income tax       26,506      495   7.41%     26,892      541    7.98%      27,588      550   7.91%
    Trading
    account assets        0        0   0.00%          0        0    0.00%           0        0   0.00%
    Federal funds
    sold                664       10   5.97%         25        0    0.00%       1,158       16   5.48%
    Interest
    bearing deposits      0        0   0.00%          0        0    0.00%           0        0   0.00%
Total interest
earning assets      356,421    7,527   8.38%    327,348    6,772    8.21%     295,459    6,162   8.27%
Cash and due
from banks           10,299                       9,064                         8,575
Other assets         15,467                      14,933                        12,808
Valuation
allowance-
available for
sale
securities            (289)                     (1,899)                         (416)
Allowance for
possible loan
loss                (3,524)                     (2,993)                       (2,318)
Total assets        378,374                     346,453                       314,108

Liabilities
Interest bearing
liabilities
  Interest
  checking           45,134      378   3.32%     42,131      356    3.35%      25,618      153   2.37%
  Savings            77,953      630   3.21%     79,844      618    3.07%      79,033      598   3.00%
  Other time
  deposits          116,340    1,566   5.34%    108,970    1,410    5.13%     115,916    1,452   4.97%
  Other
  borrowings         76,233    1,112   5.79%     58,430      817    5.55%      42,522      587   5.48%
Total interest
bearing
liabilities         315,660    3,686   4.63%    289,375    3,201    4.39%     263,089    2,790   4.21%
Demand deposits      30,430                      28,594                        26,082
Other
liabilities           2,034                       2,313                         1,448
Total
liabilities         348,124                     320,282                       290,619
Shareholders'
equity               30,250                      26,171                        23,489
Liabilities &
shareholders'
equity              378,374                     346,453                       314,108
Net interest
income
Margin on a
taxable
equivalent basis               3,841   4.28%               3,571    4.33%                3,372   4.53%
Net interest
rate spread                            3.75%                        3.82%                        4.07%
Interest bearing
liabilities
to interest
earning assets                        88.56%                       88.40%                       89.04%

TABLE 4. - ANALYSIS OF NET INTEREST INCOME CHANGES
           (Taxable Equivalent Basis) ($000's)


                                      Three Months Ended September 30,
                            1997 Compared to 1996        1996 Compared to 1995
                          Volume Yield   Mix  Total    Volume Yield  Mix  Total

Increase (Decrease) in
Interest Income
  Loans and Leases        $819   $  84   $17  $  920   $559   ($51)  ($8) $500
  Securities
    Taxable              (105)    (25)     2   (128)    174    (36)   (3)  135
    Exempt from Income
    Taxes                  (8)    (39)     1    (46)   (14)       5     0  (9)
  Trading Account
  Assets                     0       0     0       0      0       0     0    0
  Federal Funds Sold         0       0    10      10   (16)    (16)    16 (16)
  Interest Bearing
  Deposits                   0       0     0       0      0       0     0    0
Total Interest Income
Change                     706      20    30     756    703    (98)     5  610
 Increase (Decrease) in
 Interest Expense
  Interest Checking         25     (3)     0      22     99      63    41  203
  Savings                 (15)      27     0      12      6      14     0   20
  Other Time Deposits       95      57     4     156   (87)      48   (3) (42)
  Other Borrowings         249      35    11     295    220       8     1  229
Total Interest Expense
Change                     354     116    15     485    238     133    39  410
Increase (Decrease) in
Net Interest
Income on a Taxable
Equivalent Basis          $352   ($96)   $15    $271   $465  ($231) ($34) $200
(Increase) Decrease in
Taxable Equivalent
Adjustment                                         5                        11
Net Interest Income
Change                                          $276                      $211

OTHER OPERATING INCOME

     Other operating income, excluding securities gains and losses, increased 5.6%, or $74,000, and totaled $1,387,000 for the first nine months of 1997, compared to $1,313,000 for the respective period last year. Changes in various categories of other income are depicted in the table below.


                      Three months ended Sept. 30   Nine months ended Sept. 30
($000s)               1997   1996  % Change         1997     1996      % Change

Trust fees            $ 27   $111  -75.7%           $  254   $   374    -32.1%
Service charges on
deposits               181    166    9.0%              527       481      9.6%
Gain on sale of
loans                   29     19   52.6%               59        50     18.0%
Other income           195    131   48.9%              547       408     34.1%
     Subtotal          432    427    1.2%            1,387     1,313      5.6%
Security gains
(losses)               (2)      0      na              (4)       (1)   -300.0%
Gains (losses)
securities held
for sale               236     34  594.1%              590       268    120.1%
     Total            $666   $461   44.5%           $1,973   $ 1,580     24.9%

Trust fees are down during the comparative year to date periods based upon a change in accounting for trust fees from the cash to accrual basis during 1996.

INVESTMENT SECURITIES

     The amortized cost and estimated market values of securities held to maturity at September 30, 1997 are as follows:

                                              Gross       Gross       Estimated
                                 Amortized    Unrealized  Unrealized  Market
($000s)                          Cost         Gains       Losses      Value

U.S. Treasury securities and
obligations of
U.S. Government
corporations and agencies        $ 2,261      $  0        $ 65        $ 2,196
Obligations of states and
political subdivisions             4,588       149          20          4,717
Mortgage-backed securities         9,734       112          55          9,791
     Total                       $16,583      $261        $140        $16,704

Included above in U.S. Government corporations and agencies is a structured note with a book value of $2,261,000 and a market value of $2,196,000 which matures in the year 2000.

     The amortized cost and estimated market values of securities available for sale at September 30, 1997 are as follows:

                                              Gross       Gross      Estimated
                                Amortized     Unrealized  Unrealized Market
($000s)                         Cost          Gains       Losses     Value

U.S. Treasury securities and
obligations of
U.S. Government
corporations and agencies       $ 10,769      $ 24        $ 24       $ 10,769
Obligations of states and
political subdivisions            27,204       160          52         27,312
Mortgage-backed securities        48,990       372         223         49,139
Mortgage derivatives              23,301        19         139         23,181
Marketable equity securities       4,623         0           0          4,623
     Total                      $114,887      $575        $438       $115,024

The mortgage derivatives are comprised solely of collateralized mortgage obligations (CMOs) including one principal only CMO issued by FNMA with a book value of $105,000 and an estimated market value of $82,000.
Privately issued CMOs included in the table above have a book value of $2,664,,000 and an estimated market value of $2,606,000. Credit risk on privately issued CMOs is evaluated based upon independent rating agencies and on the underlying collateral of the obligation. At September 30, 1997, no privately issued bonds from any issuer exceeded ten percent of shareholders' equity.

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

                  Three Months ended Sept. 30   Nine Months ended Sept. 30
($000s)           1997     1996     % Change    1997     1996      % Change

Salaries and
wages             $  737   $  654   12.7%       $2,000   $1,856    7.8%
Employee
benefits             210      189   11.1%          627      607    3.3%
Net occupancy
expense              199      175   13.7%          583      515   13.2%
Equipment
expense              121      206  -41.3%          588      593   -0.8%
Other operating
expenses             857    1,100  -22.1%        2,333    2,619  -10.9%
     Total        $2,124   $2,324   -8.6%       $6,131   $6,190   -1.0%

Increases in employee related costs and occupancy
expenses during the quarter and year-to-date comparative periods are due to the opening of new offices in the Elm Grove section of Wheeling, WV and at Plaza West in St. Clairsville, Ohio. In addition, the Bank accelerated depreciation on some data processing equipment beginning in September of 1996. Other operating expenses were positively impacted by the a reduction in a nonrecurring expense for other real estate owned during 1996 of $140,000. As discussed above during the third quarter of 1996, the subsidiary bank was assessed $397,000 in insurance premiums on deposits insured through the Savings Association Insurance Fund ("SAIF"), included in other operating expense
in the table above.   These reductions were partially offset
by an increase in corporate state net income and franchise taxes, corporate development expense and telecommunication charges. Eliminating the impact of the SAIF assessment in 1996, other operating expense increased $111,000 for the comparative nine month period. Also, total operating expenses would have reflected an increase of $338,000, or 5.8%.

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

     For the nine months of 1997, $555,000 was added to the allowance and charged to expense compared to $360,000 in 1996. At September 30, 1997, the allowance for possible loan losses to total loans and leases was 1.69% compared to 1.67% last year. The ratio of the Allowance for Possible Loan Losses to underperforming assets was 304.14% at September 30, 1997. The following table details the Allowance for Possible Loan Losses and also includes various loan charge off statistics for 1997 and 1996.

                              Three months ended    Nine months ended
                                 Sept. 30              Sept. 30
($000s)                       1997    1996          1997    1996

Balance, beginning of period  $3,474  $2,945        $3,153  $2,703
Provision for possible loan
losses                           200     105           555     360
Loans charged-off                  6       2            50      48
Recoveries on loans
previously charged-off             3      12            13      45
     Net charge offs               3    (10)            37       3

Balance, end of period        $3,671  $3,060        $3,671  $3,060



                              Three months ended  Nine months ended
                                  Sept. 30            Sept. 30
($000s)                       1997      1996      1997       1996

Loans and leases outstanding
at period                                         $220,188   $181,465
Average loans and leases      $214,017  $178,969  $203,432   $171,028
Annualized net charge offs
as a percent of:
Average loans and leases         0.01%    -0.02%     0.04%      0.00%
Total loans at end of
period                                               0.03%      0.00%
Reserve for possible loan
losses                           0.33%    -1.31%     2.02%      0.20%
Reserve for possible loan
losses to:
Average loans and leases         1.72%     1.71%     1.80%     1.79%
Total loans at end of
period                                               1.67%     1.69%
Under-performing assets                            304.14%   332.61%

UNDER-PERFORMING ASSETS

     Under-performing assets consist of (1) non-accrual loans, leases and debt securities on which the ultimate collectibility of the full amount of interest is uncertain,
(2) loans and leases past due ninety days or more as to principal or interest and (3) other real estate owned. A summary of under-performing assets at September 30 follows:

Under-performing assets               Sept. 30,
($000s)                            1997       1996

Non-accrual loans and
leases                             $1,175     $238
Ninety days past due loans
and leases still accruing
interest                               11       37
Other real estate owned                21      645
     Total                         $1,207     $920

Restructured loans and
leases included
in above totals                      $537     $  0
Restructured loans and
leases in compliance with
modified terms                         63      641

LONG TERM DEBT

     Long term debt consists of advances from the Federal
Home Loan Bank.  Details are as follows:


                                   Amount    Current
Type                              ($000s)      Rate   Maturity
Fixed rate, non-amortizing
advance                               10,000   5.40%      1/4/98
Fixed rate, non-amortizing
advance                                2,000   5.90%      6/2/98
Fixed rate, non-amortizing
advance                                5,000   6.10%     9/17/99
Fixed rate, non-amortizing
advance                                5,000   6.20%     9/17/00
Fixed rate, amortizing advance           131   5.55%    12/22/98
Fixed rate, amortizing advance         2,049   6.05%    11/18/01
Fixed rate, amortizing advance         2,285   6.85%      8/1/12
Fixed rate, amortizing advance           159   5.80%     12/1/05
Fixed rate, amortizing advance         1,282   6.85%      6/6/11
Fixed rate, amortizing advance           113   6.75%      6/6/11
Fixed rate, amortizing advance           836   6.85%     6/12/11
Fixed rate, amortizing advance           256   6.95%     8/31/15
     Total                           $29,111


CAPITAL RESOURCES

     At September 30, 1997, shareholders' equity was
$30,701,000 compared to $27,332,000 at December 31, 1996 and
$26,380,000 at September 30, 1996. The following table presents various capital ratios as of September 30:

September 30,                 1997   1996

Average shareholder's
equity to :
  Average assets               7.9%   7.7%
  Average deposits            10.8%  10.1%
  Average loans and
  leases                      14.1%  15.2%
Primary capital                9.1%   8.4%
Risk-based capital
ratio:
   Tier 1                     11.9%  12.0%
   Total                      13.2%  13.3%
Leverage ratio                 8.0%   7.5%

The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The guidelines also define and set minimum capital requirements (risk-based capital ratios). Banks are required to have core capital (Tier 1) of at least 4.0% of risk-weighted assets and total capital of 8.0% of risk-weighted assets. Tier 1 capital consists principally of shareholders' equity less goodwill, while total capital consists of core capital, certain debt instruments and a portion of the reserve for possible loan losses. At September 30, 1997, the Corporation had a Tier 1 capital ratio of 11.9% and a total capital ratio of 13.2%, well above regulatory minimum requirements.

     National banks are required to maintain Tier 1 capital in an amount equal to at least 3.0% of adjusted total assets, referred to as a total assets leverage ratio. At
September 30, 1997, the Corporation's leverage ratio was 8.0%.

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

                         Belmont Bancorp.
                         (Registrant)


November 10, 1997             s/J. Vincent Ciroli, Jr.
                              J. Vincent Ciroli, Jr.
                              President & CEO