Form 10-K
period 1997-12-31
BELMONT BANCORP
filed 1998-03-27
CIK 726294

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge. In definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. X

Aggregate market value of voting stock held by nonaffiliates as of March 6, 1998 - $121,568,000
There were 2,628,498 shares of $0.50 par value, common stock outstanding as of March 6, 1998.

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of the Registrant dated March 20,
1998 are incorporated in Items 10, 11, 12, and 13.  The Annual
Report of the Registrant is incorporated by reference in Items 5, 6, 7, and 8.

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

BELMONT NATIONAL BANK

     Belmont National Bank resulted from the merger on January 2, 1959, of the First National Bank of St. Clairsville, and the First National Bank of Bridgeport. Both banks were organized as national associations prior to the turn of the century. Belmont National Bank operates through a network of thirteen branches located in Belmont, Harrison and Tuscarawas Counties in Ohio and Ohio County in West Virginia. The main office is located in the Woodsdale section of Wheeling, West Virginia. In addition to its main office in West Virginia, the Bank operates a branch in the Elm Grove section of Wheeling. Branch locations in Belmont County, Ohio include St. Clairsville, Bridgeport, Lansing, Shadyside, Ohio Valley Mall, Bellaire and Plaza West, St. Clairsville. Branches in Harrison County are located in Jewett and Cadiz, Ohio. Branches in Tuscarawas County are located in New Philadelphia, Ohio. The three New Philadelphia offices were acquired on October 2, 1992, when Belmont National Bank acquired the deposits and loans of these offices from Diamond Savings and Loan.

     Belmont National Bank provides a wide range of retail banking services to individuals and small to medium-sized businesses. These services include various deposit products, business and personal loans, credit cards, residential mortgage loans, home equity loans, and other consumer oriented financial services including IRA and Keogh accounts, safe deposit and night depository facilities. Belmont National Bank also owns automatic teller machines located at branches in Bellaire, Bridgeport,Elm Grove, Cadiz, the Ohio Valley Mall, Plaza West and New Philadelphia providing 24 hour banking service to our customers. Belmont National Bank belongs to MAC, a nationwide ATM network with thousands of locations nationwide. Belmont National Bank offers a wide variety of fiduciary services. The trust department of the Bank administers pension, profit-sharing, employee benefit plans, personal trusts and estates.

BELMONT FINANCIAL NETWORK

     On July 1, 1985, Belmont Bancorp. formed a subsidiary corporation, Belmont Financial Network, Inc.(BFN). The purpose of the subsidiary was primarily to engage in lease consulting for personal or real property. Changes to the federal tax code that eliminated new investment tax credits as of December 31, 1987 adversely affected the leasing business. The daily operations of Belmont Financial Network were suspended during 1989 to reduce overhead costs. The leases formerly serviced by Belmont Financial Network are presently administered by Belmont National Bank. BFN was inactive throughout 1996. During the fourth quarter of 1997, BFN acted as a community development corporation by investing as a limited partner in a low income housing project that also includes historic renovation.

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

     Bridgeport Office-This office is located in Bridgeport, Ohio, a community located on the Ohio/West Virginia border, approximately 10 miles east of St. Clairsville. This 5,096 square foot facility is a recently remodeled masonry building with adjoining drive-in facilities and an ATM.

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

     Bellaire Office - This leased office, located in the Imperial Shopping Center, is comprised of approximately
     1,750 square feet with an adjoining drive-thru facility and ATM.

     Plaza West Solution Center - This office is located at the west end of St. Clairsville and features a different concept in retail banking. It includes a drive-thru facility and an ATM.

     All offices are owned by the Bank except for the Mall and Bellaire offices. All leased offices contain renewal options.
The land for the Elm Grove office is also leased.

ITEM 3-LEGAL PROCEEDINGS

None.

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                             PART II

ITEM 5-MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
SHAREHOLDERS' MATTERS

The number of shareholders of record for the Corporation's stock
as of March 6, 1998 was 613.   The closing price of Belmont
Bancorp. stock on March 6, 1998 was $46.25 per share.

Belmont Bancorp.'s common stock has a par value of $0.50 and, since October 1994, has been traded on the Nasdaq SmallCap market.

1997
                              Dividend
Quarter   High     Low        per Share

1st       $22.40   $20.40     $0.136
2nd        25.20    20.80      0.136
3rd        30.00    25.13      0.170
4th        41.50    29.00      0.170
Total                         $0.612

1996
                              Dividend
Quarter   High     Low        per Share

1st       $22.00   $20.00     $0.104
2nd        22.40    20.80      0.120
3rd        22.40    20.80      0.120
4th        22.00    20.40      0.136
Total                         $0.480

     The tables above show its high and low market prices and dividend information for the past two years. Market prices and cash dividends paid per share have been restated to reflect the effect of a 5-for 4 common stock split effected in the form of a 25% common stock dividend paid July 1, 1997.

     Information regarding the limitations on dividends available to be paid can be located in Footnote 16 of the Notes to the Consolidated Financial Statements in the Corporation's Annual
Report (Exhibit B).

     Treasury stock is accounted for using the cost method.
There were 6,665 shares and 832 shares held in treasury on December 31, 1997 and 1996, respectively.

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

RESULTS OF OPERATIONS

SUMMARY

     For 1997, net income increased 18.9% from the previous year; net income for the year ended 1996 also increased 18.9% compared to 1995. Net income per common share for 1997 was $2.25 compared to $1.87 per common share in 1996 and $1.56 in 1995. Return on average common shareholders' equity was 20.21% for 1997, up from 19.55% in 1996 and 18.90% in 1995. The Corporation's net income to average assets, referred to as return on assets, increased to 1.62% for the year ended 1997 from 1.49% last year and 1.35% during 1995. Operating income consists of earnings before income taxes, minus net investment and trading gains or plus net investment and trading losses. Operating income increased by $185,000 or 2.9% from 1996 to 1997. The table below summarizes earnings performance for the past three years.

($000s) except per share data     1997    1996    1995

Operating income                  $6,567  $6,382  $5,437
Net income                         5,945   5,002   4,206

Net income per share              $ 2.25  $ 1.87  $ 1.56

Return on average assets           1.62%   1.49%   1.35%
Return on average common equity   20.21%  19.55%  18.90%
Return on average total equity    20.21%  19.05%  18.42%

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

     The Consolidated Average Balance Sheets and Analysis of Net Interest Income Changes included in the Corporation's annual report (Exhibit B), compare interest revenue and interest earning assets outstanding with interest cost and liabilities outstanding for the years ended December 31, 1997, 1996, and 1995, and computes net interest income, net interest margin and net interest rate spread for each period. All three of these measures are reported on a taxable equivalent basis.

     The Corporation's net interest income grew by $1,002,000 on a taxable equivalent basis during 1997 compared to the same period last year, a 7.1% increase. The increase in net interest income was attributable to an increase in average earning assets. During 1997, the Corporation's average interest-earning assets grew by approximately $28.7 million, up 9.1% from 1996.

     The yield on interest earning assets was up 15 basis points from 8.28% in 1996 to 8.43% in 1997. However the cost of interest bearing liabilities rose 25 basis points from 1996 to 1997. Consequently, the net interest rate spread decreased from
3.95% during 1996 to 3.84% during 1997.   The taxable equivalent
net interest margin was 4.37% during 1997 compared to 4.45% for 1996 and 4.55% during 1995.

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

     This table shows that the increase in the Corporation's net interest income during the year-to-date periods presented from 1996 to 1997 was generated by growth in the levels of earning assets and average interest bearing liabilities outstanding (depicted by the volume column).

OTHER OPERATING INCOME

     Other operating income excluding securities gains and losses, increased 8.0% and totaled $2,010,000 in 1997, compared to $1,861,000 in 1996 and $1,683,000 in 1995. The table below shows the dollar amounts and growth rates of the components of other operating income.

                                     1997              1996              1995
($000s)                              Total   Change    Total    Change   Total
Trust income                         $  466    -7.17%  $  502    21.55%  $  413
Service charges on deposits             707     7.12%     660    18.92%     555
Gain on sale of loans                    91    26.39%      72   -47.06%     136
Recovery on class action lawsuit          -  -100.00%      27   -85.71%     189
Other income                            746    24.33%     600    53.85%     390
Subtotal                              2,010     8.01%   1,861    10.58%   1,683

Investment securities gains(losses) (3) -200.00% (1) 90.91% (11) Gains (losses) on securities
available for sale                      802   102.02%     397   251.33%     113
Total                                $2,809    24.46%  $2,257    26.44%  $1,785

     During the fourth quarters of 1996 and 1995, the Corporation recovered $27,000 and $189,000, respectively for settlement of a class action lawsuit arising out of the issuance and sale of taxable municipal bonds.

     Gains on sale of loans contributed $91,000 to noninterest income during 1997, up from $72,000 in 1996. The Corporation utilizes the secondary mortgage market to divest itself of fixed rate mortgage loans with rates below a target rate for purposes of managing the interest rate risk associated with these loans. Servicing rights were retained on the loans sold. The Corporation continues to utilize the secondary market as a means of offering competitively priced mortgage loan products without retaining the interest rate risk associated with long term, fixed rate product.

     Losses on investments held in the maturity portfolio during 1997 and 1996 occurred as a result of calls on municipal bonds in the portfolio. These losses totaled $3,000 during 1997 and 1,000 during 1996. Net gains were realized on securities available for sale during 1997 totaling $802,000 compared to gains of $397,000 during 1996 and losses of $113,000 during 1995. The related income taxes on securities transactions, including trading and securities available for sale, were $174,000, $104,000, and $25,000 for the years ended 1997, 1996 and 1995, respectively.

OPERATING EXPENSES

     Successful expense control is an essential element in maintaining the Corporation's profitability. The table below details the percentage changes in various categories of expense for the three years ended 1997, 1996, and 1995.

($000s)                   1997    % Change   1996      % Change   1995

Salaries and wages        $3,034   14.66%    $2,646     3.56%     $2,555
Employee benefits            914   15.70%       790    -1.50%        802
Net occupancy expense        783   14.14%       686    24.28%        552
Equipment expense            947   15.91%       817     6.94%        764
FDIC insurance                64  -87.74%       522    38.46%        377
Other operating expenses   2,990    2.15%     2,927    13.76%      2,573

Total                     $8,732    4.10%    $8,388    10.04%     $7,623

     Management strives to maintain the Corporation's efficiency ratio at or below 50%. (The efficiency ratio is computed by dividing the sum of fully taxable equivalent net interest margin plus non-interest income by non-interest expenses.) For the year ended 1997, the efficiency ratio was 48.8% compared to 51.4% in 1996 and 50.6% in 1995.

     Salaries and wages included incentive performance bonuses tied to earnings performance totalling $299,000 in 1997, $243,000 during 1996 and $343,000 during 1995. Overall, operating expenses were impacted by the addition of two new offices in Wheeling, West Virginia during 1996 and new offices in Bellaire, Ohio and at Plaza West in St. Clairsville, Ohio in 1997.

     Other non-interest operating expense includes FDIC insurance assessments. FDIC insurance expense included in other operating expenses were $64,000, $522,000 and $377,000 in 1997, 1996 and
1995, respectively, including a one time, pre-tax assessment on deposits insured through the Savings Association Insurance Fund during the third quarter of 1996 totaling $397,000.

     Taxes, other than payroll and real estate taxes, included in noninterest expense totaled $426,000 during 1997, up from
$395,000 in 1996.   This includes the Ohio state corporate
franchise tax based on the equity of the subsidiary bank.

     Other noninterest expense also includes expense associated with other real estate owned. During 1997 this expense was $20,000 compared to $143,000 during 1996. Expenses associated with one property which was disposed of during the fourth quarter of 1996 totaled $140,000.

     Federal income taxes were reduced by $482,000 in historic tax credits associated with a low income housing project that the subsidiary, Belmont Financial Network, invested in as a limited partner during the fourth quarter of 1997. The project is expected to generate low income housing credits in excess of $150,000 in each of the next ten years.

FINANCIAL CONDITION

SECURITIES

     The book values of investments as of December 31, 1997 and 1996 are detailed in Footnote 3 of the Notes to the Consolidated
Financial Statements in the Corporation's annual report (Exhibit
B).

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

     The maturities and yields of securities held to maturity and available for sale (excluding equity securities) are detailed in the following tables.

Securities Held to Maturity
December 31, 1997

                         U.S.
                         Government    States and       Agency
                         agencies and  Political        mortgage-backed
Maturity Period          corporations  Subdivisions(a)  securities(b)   Total
Less than 1 year         2,260            466               -            2,726
    Yield                4.80%          3.06%                            4.50%
1-5 Years                    -          1,714           6,455            8,169
    Yield                               8.17%           6.98%            7.23%
6-10 Years                   -            332           1,725            2,057
    Yield                              10.68%           7.60%            8.10%
Over 10 Years                -          1,975           1,028            3,003
    Yield                              10.07%           8.77%            9.63%
Total                    2,260          4,487           9,208           15,955
    Yield                4.80%          8.66%           7.30%            7.33%



Securities Available for Sale
December 31, 1997
At estimated fair value



                   U.S.        U.S. Govt.    States and       Agency          Mortgage       Total
                   Treasury    agencies and  political        mortgage-backed derivatives    Fair     Amortized
Maturity Period    securities  corporations  subdivisions(a)  securities(b)   securities(b)  Value    Cost
Less than 1 year       -            -             -              180           1,524           1,704    1,705
Yield                                                          3.24%           5.48%           5.25%
1-5 Years            100        6,528             -           36,873          20,445          63,946   64,131
Yield              6.38%        6.75%                          6.37%           6.61%           6.40%
6-10 Years             -        8,264           103           18,605               -          26,972   26,851
Yield                           6.35%         7.58%            7.19%                          6.93%
Over 10 Years          -            -        18,075            3,294           2,462          23,831   23,465
Yield                                         8.10%            9.05%           7.73%           8.19%
Total fair value     100       14,792        18,178           58,952          24,431         116,453  116,152
Yield              6.38%        6.53%         8.10%            6.77%           6.65%           6.87%

(a)  Taxable equivalent yields
(b) Maturities of mortgage-backed securities are based on estimated average life.

     At December 31, 1997, there were no securities of a single issuer, other than U.S. Treasury or other U.S. government agency securities, which exceeded 10% of shareholders' equity.

     The state and political subdivision portfolio includes approximately $2.4 million zero coupon revenue bonds. These bonds are purchased at a significant discount to par value and the income recognized on the bonds is derived from the accretion of the discount using a method that approximates a level yield.

MARKETABLE EQUITY SECURITIES

     The Corporation held marketable equity securities in its investment portfolio as of December 31, 1997. In accordance with regulatory requirements, all equity securities were transferred to Securities Available for Sale on January 1, 1994 because these securities do not have a stated maturity. Current accounting principles require that marketable equity securities be recorded at the lower of cost or market value with a corresponding adjustment to reduce shareholders' equity if market value is lower than cost. At December 31, 1997 and 1996, estimated market values approximated original cost.

                                                         Taxable
                                                         Equivalent
December 31, 1997 ($000s)        Cost     Market Value   Yield

Federal Home Loan Bank Stock     $4,450   $4,450         7.19%
Corporate Stock                      66       66         5.17%
Federal Reserve Bank Stock          187      187         6.00%
                                 $4,703   $4,703

                                                         Taxable
                                                         Equivalent
December 31, 1996 ($000s)        Cost     Market Value   Yield

Federal Home Loan Bank Stock     $2,960   $2,960         7.00%
Corporate Stock                     120      120         8.00%
Federal Reserve Bank Stock          187      187         6.00%
                                 $3,267   $3,267

LOANS AND LEASES

     The following table shows the history of commercial and consumer loans and leases, including loans held for sale, by major category at December 31.

($000s)                      1997      1996      1995      1994     1993
Commercial loans:
Real estate construction     $  1,418  $  1,327  $ 1,530   $ 1,801  $ 2,081
Acceptances of other banks          0         0        0         0        0
Real estate mortgage           19,984    25,954   28,744    23,701   21,211
Commercial, financial
  and agricultural            109,618    80,554   50,532    38,983   25,317
Direct financing leases             0         0        3         5        9
   Total commercial loans    $131,020  $107,835  $80,809   $64,490  $48,618

Consumer  loans:
Residential mortgage         $ 77,995  $ 71,715  $69,999   $76,094  $70,301
Installment loans              14,435     7,626    6,959     5,116    5,281
Credit card and other
consumer                        1,450     1,607    2,190     1,396    1,032
   Total consumer loans      $ 93,880  $ 80,948  $79,148   $82,606  $76,614

Total loans and leases       $224,900  $188,783 $159,957  $147,096 $125,232

An analysis of maturity and interest rate sensitivity of business loans at the end of 1997 follows:

                                  Under    1 to 5   Over 5
($000s)                           1 Year   Years    Years    Total
Domestic loans:
Real estate construction          $ 1,145  $    18  $   255  $  1,418
Real estate mortgage               13,285    1,880    4,818    19,983
Commercial, financial
and agricultural                   53,560   41,722   13,442   108,724
Direct financing leases                 0        0        0         0
Total business loans (a)          $67,990  $43,620  $18,515  $130,125

Rate sensitivity:
Predetermined rate                $ 3,518  $21,303  $17,833  $ 42,654
Floating or adjustable rate        64,472   22,317      682    87,471
Total domestic business loans     $67,990  $43,620  $18,515  $130,125

Foreign loans                           0        0        0         0

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

     The allowance for possible loan losses totaled $4,134,000, or 1.84% of total loans and leases at December 31, 1997. At the end of the previous year, the allowance for possible loan losses was $3,153,000, or 1.67% of total loans and leases. The provision charged to expense during 1997 was $1,055,000 compared to $465,000 in the year ago period.

     Management's allocation of the allowance for possible loan losses for the past five years based on estimates of potential future loan loss is set forth in the table below:


($000s)                      1997      1996      1995      1994      1993
Specific reserves:
Commercial                   $    560  $    330  $    310  $     10  $    960
Mortgage                            0        10        10         5        38
Consumer                          161       176         5         7        21
Criticized loans without
specific allocation               470       296       414       315       160
Provision for loan
categories based on
historical loss
experience:
Commercial                      2,063     1,607     1,344       687       335
Commercial real estate            313       269       152       103         7
Residential mortgage              358       328       325       298        28
Consumer                          209       137       143       112        68
Total                        $  4,134  $  3,153  $  2,703  $  1,537  $  1,617

Total loans and leases
outstanding                  $224,899  $188,783  $159,957  $147,096  $125,232

Reserves as a % of total loans
($000s)                         1997    1996   1995   1994   1993
Specific reserves:
Commercial                      0.25%   0.17%  0.19%  0.01%  0.77%
Mortgage                        0.00%   0.01%  0.01%  0.00%  0.03%
Consumer                        0.07%   0.09%  0.00%  0.00%  0.02%
Criticized loans without
specific allocation             0.21%   0.16%  0.26%  0.21%  0.13%
Provision for loan categories
based on historical loss
experience:
Commercial                      0.92%   0.85%  0.84%  0.47%  0.27%
Commercial real estate          0.14%   0.14%  0.10%  0.07%  0.01%
Residential mortgage            0.16%   0.17%  0.20%  0.20%  0.02%
Consumer                        0.09%   0.07%  0.09%  0.08%  0.05%
Total                           1.84%   1.67%  1.69%  1.04%  1.29%

     The following table sets forth the five year historical information on the reserve for loan losses:

ALLOWANCE FOR POSSIBLE LOAN LOSSES
Five year history

($000s)                        1997    1996    1995    1994    1993
Balance as of January 1        $3,153  $2,703  $1,537  $1,617  $1,024
Provision of loan losses        1,055     465   1,150     805     577
Adjustment incident to
acquisition                         0       0       0       0       0
Loans charged off:
  Real estate                      24      30      25      49      19
  Commercial                       23       0       0     806       0
  Consumer                         43      32      26      85      15
  Direct financing leases           0       0       0       0       0
Total loans charged-off            90      62      51     940      34

Recoveries of loans
previously charged-off:
  Real estate                       2       2       3      18       0
  Commercial                        1       0       1      29      21
  Consumer                         13      45      18       7      11
  Direct financing leases           0       0      45       1      18
Total recoveries                   16      47      67      55      50
Net charge-offs (recoveries)       74      15    (16)     885    (16)
Balance at December 31         $4,134  $3,153  $2,703  $1,537  $1,617

($000s)                       1997      1996      1995      1994      1993
Loans and leases outstanding
at December 31                $224,899  $188,783  $159,957  $147,096  $125,232

Allowance as a percent of
loans and leases outstanding     1.84%     1.67%     1.69%     1.04%     1.29%
Average loans and leases      $208,265  $174,445  $152,502  $134,952  $120,218

Net charge-offs as a percent
of Average loans and leases      0.04%     0.01%    -0.01%     0.66%    -0.01%

The following schedule shows the amount of under-performing assets and loans 90 days or more past due but accruing interest.

UNDER-PERFORMING ASSETS
($000s)                          1997        1996
Nonaccrual loans and leases      $1,515      $143
Loans 90 days or more past
due but accruing interest            44        74
Other real estate owned              20        66
Total                            $1,579      $283

In addition to the above schedule of non-performing assets, Management prepares a watch list consisting of loans over $150,000 which Management has determined require closer monitoring to further protect the Corporation against loss. The balance of loans classified by Management as substandard due to delinquency and a change in financial position at the end of 1997 and not included in the table above was $3,693,000. There are no other loans classified for regulatory purposes that would materially impact future operating results, liquidity or capital resources or which management doubts the ability of the borrower to comply with loan repayment terms.

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

AVERAGE DEPOSITS ($000s)                  1997          1996        1995
Demand                                    $ 29,878      $ 27,878    $ 25,819
Interest bearing checking                   43,476        38,576      25,953
Savings                                     78,636        79,341      78,679
Other time                                 101,405        99,649     108,578
Certificates-$100,000 and over              13,899        12,008      12,751
Total average deposits                    $267,294      $257,452    $251,780

DISTRIBUTION OF AVERAGE DEPOSITS          1997          1996        1995
Demand                                      11.18%       10.83%      10.26%
Interest bearing checking                   16.27%       14.98%      10.31%
Savings                                     29.42%       30.82%      31.25%
Other time                                  37.94%       38.71%      43.12%
Certificates-$100,000 and over               5.20%        4.66%       5.06%
Total                                      100.00%      100.00%     100.00%

CHANGE IN AVERAGE
DEPOSIT SOURCES ($000s)                     1996 to 1997   1995 to 1996
Demand                                      $2,000         $ 2,059
Interest bearing checking                    4,900          12,623
Savings                                      (705)             662
Other time                                   1,756         (8,929)
Certificates-$100,000 and over               1,891           (743)
Total                                       $9,842         $ 5,672

BORROWINGS

     Other sources of funds for the Corporation include short-term repurchase agreements and Federal Home Loan Bank borrowings. Borrowings at the Federal Home Loan Bank are utilized to match the maturities of selected loans and to leverage the capital of the Corporation to enhance profitability for shareholders.

CAPITAL RESOURCES

     At December 31, 1997, shareholders' equity was $31,899,000 compared to $27,332,000 at December 31, 1996, an increase of $4,567,000 or 16.7%. The increase in capital during 1997 was due prmarily to the retention of earnings. During the fourth quarter of 1996, the Corporation retired $1,000,000 in senior cumulative preferred stock.

     The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The guidelines also define and set minimum capital requirements (risk-based capital ratios).
Bank holding companies are required to have core capital (Tier
1) of at least 4.0% of risk-weighted assets and total capital of 8.0% of risk-weighted assets. Tier 1 capital consists principally of shareholders' equity less goodwill, while total capital consists of core capital, certain debt instruments and a portion of the reserve for loan losses. At December 31, 1997, the Corporation had a Tier 1 capital ratio of 11.8% and a total capital ratio of 10.6%, well above the regulatory minimum requirements.

     The following table shows several capital and liquidity ratios for the Corporation for the last three years:

December 31                     1997     1996     1995
Average shareholder's equity
to:
  Average assets                 8.02%    7.81%    7.34%
  Average deposits              11.01%   10.20%    9.07%
  Average loans and leases      14.13%   15.06%   14.97%
Primary capital                  9.10%    9.13%    8.78%
Risk-based capital ratio:
   Tier 1                       11.81%   12.43%   13.07%
   Total                        10.60%   13.68%   14.32%
Leverage ratio                   8.00%    7.93%    7.39%

     National banks must maintain a total assets leverage ratio of at least 3.0%. The total assets leverage ratio is calculated by dividing capital less intangibles into assets, net of intangibles. In many cases, regulators require an additional cushion of at least 1.0% to 2.0%. At December 31, 1997, the Corporation's Tier One leverage ratio was 8.00%.

     The following table presents dividend payout ratios for the past three years.

                                 1997    1996    1995
Total dividends declared
as a percentage of net income    27.17%  26.59%  25.77%

Common dividends declared
as a percentage of earnings
per common share                 27.20%  25.64%  24.36%

    Currently there are no known trends, events or uncertainties that would have a material effect on the Corporation's liquidity, capital resources or results of operations.

LIQUIDITY AND INTEREST RATE SENSITIVITY

     The Corporation meets its liability based needs through the operation of Belmont National Bank's branch banking network that gathers demand and retail time deposits. The Bank also acquires funds through repurchase agreements and overnight federal funds that provide additional sources of liquidity. Total deposits increased by $2.4 million, or 0.9%, from the end of 1996 to 1997. Average deposits increased $9.8 million, or 3.8%, during 1997 compared to 1996.

     The Bank has utilized alternative funding sources to leverage shareholders' equity and improve overall profitability.
Sources include the Federal Home Loan Bank of Cincinnati and various correspondent bank relationships.

     The Bank also has lines of credit with various correspondent banks totaling $6,500,000 which may be used as an alternative funding source; the unused portion of these lines at December 31, 1997 was $694,000. In addition, the Bank has a line of credit with the Federal Home Loan Bank of Cincinnati for $30 million.
At December 31, 1997, the balance of the overnight cash management advance was $8,829,000 with an available balance of $21,171,000. The Bank also has a repurchase-agreement based advance with the Federal Home Loan Bank for $70 million. All borrowings at the Federal Home Loan Bank are subject to eligible collateral requirements.

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

Rate Sensitivity Analysis
December 31, 1997
                                                    Maturing or repricing
                                                                               Non-Rate
                                                             Total             Sensitive
                                 31-90    91-180    181-365  1 year   1-5      & over
                       1-30 days days     days      days     & under  years    5 years   Total
Interest earning
assets:
Loans and leases       $54,723   $10,320  $11,965   $21,025  $98,033  $ 60,971 $ 65,895  $224,899
Investment securities        0     2,555      754       474    3,783     7,565    4,607    15,955
Securities available
for sale                13,051         0   11,686    25,302   50,039    35,519   35,598   121,156
Total interest
earning assets          67,774    12,875   24,405    46,801  151,855   104,055  106,100   362,010
Interest bearing
liabilities:
Interest checking        1,504                                 1,504             31,959    33,463
Savings                 18,101                                18,101             61,728    79,829
Certificates-$100,000
and over                 3,053     2,913    4,093    4,526    14,585     1,996    1,135    17,716
Other time               8,925    17,797   14,202   20,546    61,470    29,960   11,483   102,913
Repurchase agreements      756                                   756                          756
Short term borrowings   14,635                                14,635                       14,635
Long term debt          10,000              2,000             12,000    17,635   40,000    69,635
Total interest
bearing liabilities     56,974    20,710   20,295   25,072   123,051    49,591  146,305   318,947
Rate sensitivity gap    10,800    -7,835    4,110   21,729    28,804    54,464  -40,205    43,063
Cumulative gap         $10,800   $ 2,965  $ 7,075  $28,804            $ 83,268 $ 43,063
Cumulative gap as a
percentage of
interest earning
assets                   2.98%      .82%    1.95%    7.96%              23.00%   11.90%

     Interest bearing checking and savings deposits that have no contractual maturity are scheduled in the table above according to Management's best estimate of their repricing sensitivity to changes in market rates.

Year 2000

     The Corporation initiated the process of preparing its computer systems and applications for the Year 2000 during 1997.
This process involves modifying or replacing certain hardware and software maintained by the Corporation as well as communicating with external service providers to ensure that they are taking the appropriate action to remedy their Year 2000 issues.
Management expects testing for Year 2000 functionality to be complete by the end of 1998. Purchased hardware and software will be capitalized in accordance with normal policy. Personnel and other costs related to the project will be expensed as incurred. The Corporation does not expect to spend any significant amounts with outside contractors relative to the completion of this task. Therefore, cost estimates do not represent any material incremental costs, but rather will represent the redeployment of existing technology resources. The majority of information systems are vendor-supplied, and all vendors have provided a certification or a delivery commitment letter. Management believes that modifications to existing systems, conversions to new systems, and vendor delivery of millennium-compliant systems will be resolved on a timely basis, and any related costs will not have a material impact on the operations, cash flows, or financial condition of future periods.

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

ITEM 9 - DISAGREEMENT OF ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                            PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information appearing in Belmont Bancorp.'s definitive proxy statement dated March 20, 1998 (Exhibit C) is incorporated by reference in response to this item.

EXECUTIVE OFFICERS OF THE REGISTRANT AS OF JANUARY 1, 1998:

Name                     Age      Position
J. Vincent Ciroli, Jr.    52      President and Chief Executive Officer,
                                  Belmont Bancorp. & Belmont National Bank

William Wallace           42      Vice President, Belmont Bancorp.;
                                  Executive Vice President & Chief
                                  Operating Officer, Belmont National Bank

Jane R. Marsh             36      Secretary, Belmont Bancorp.;
                                  Senior Vice President, Controller &
                                  Cashier, Belmont National Bank

     Each of the officers listed above has been an executive officer of the Corporation or one of its subsidiaries during the past five years.

ITEM 11 - EXECUTIVE COMPENSATION

     The information appearing in Belmont Bancorp.'s definitive proxy statement dated March 20, 1998 (Exhibit C) is incorporated by reference in response to this item.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The information appearing in Belmont Bancorp.'s definitive proxy statement dated March 20, 1998 (Exhibit C) is incorporated by reference in response to this item.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information appearing in Belmont Bancorp.'s definitive proxy statement dated March 20, 1998 (Exhibit C) is incorporated by reference in response to this item.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 1998.

By  Terrence A. Lee, Chairman                    BELMONT BANCORP
    Terrence A. Lee, Chairman                    (Registrant)


John A. Belot                  s/John A. Belot             Director

Vincent Ciroli, Jr.            s/J. Vincent Ciroli, Jr.    Director, President
                                                           & CEO. Belmont Bancorp.,
                                                           Belmont National Bank
Samuel Mumley                  s/Samuel Mumley             Director
Mary L. Holloway Haning        s/Mary L. Holloway Haning   Director
Charles J. Kaiser, Jr.         s/Charles J. Kaiser, Jr.    Director
John H. Goodman, II                                        Director
Dana Lewis                     s/Dana Lewis                Director
Jane R. Marsh                  s/Jane R. Marsh             Secretary, Belmont
                                                           Bancorp. and
                                                           Sr. Vice President,
                                                           Controller
                                                           & Cashier, Belmont
                                                           National Bank
James Miller                                               Director
W. Quay Mull, II              s/W. Quay Mull, II           Director
Tom Olszowy                   s/Tom Olszowy                Director
Keith Sommer                  s/Keith Sommer               Director
William Wallace               s/William Wallace            Director &
                                                           Vice President,
                                                           Belmont Bancorp.;
                                                           Executive Vice
                                                           President & COO,
                                                           Bank
Charles A. Wilson, Jr.                                     Vice Chairman

Terrence A. Lee                                            Chairman of the Board
Terrence A. Lee
March 16, 1998


