Form 10-Q
period 1998-03-31
BELMONT BANCORP
filed 1998-05-08
CIK 726294

U.S. Securities and Exchange Commission
                   Washington, D.C.  20549

                          Form 10-Q

            For the Quarter Ended March 31, 1998

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

                Common Stock, $0.50 par value,
                2,630,998 shares outstanding
                    as of April 24, 1998

FORM 10-Q
BELMONT BANCORP.
Quarter Ending March 31, 1998

INDEX

Part I.  Financial information

Financial highlights

Management's report on financial statements

Consolidated Statements of Condition - March 31, 1998,
December 31, 1997, and March 31, 1997

Consolidated Statements of Income-Three Months
Ended March 31, 1998 and March 31, 1997

Consolidated Statements of Cash Flows-Three Months
Ended March 31, 1998 and March 31, 1997

Consolidated Statements of Changes in Shareholders' Equity
Three Months Ended March 31, 1998 and March 31, 1997
Notes to the Consolidated Financial Statements

Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II - Other Information

Legal Proceedings
Changes in Securities
Defaults upon Senior Securities
Submission of Matters to a Vote of Security Holders
Other Information
Signature page

PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

BELMONT BANCORP. AND SUBSIDIARIES
Financial Highlights


March 31                        1998         1997         % Change

Earnings and dividends
($000's)
Net income                      $    1,578   $    1,421    11.0
Operating earnings (1)               1,849        1,832     0.9
Cash dividends declared on
common stock                           447          361    23.8
Per common share (2):
Net income                      $     0.60   $     0.54    11.9
Cash dividends declared              0.170        0.136    25.0
Book value                           12.33        10.47    17.7
Market price :
  High                               52.00        22.40   132.1
  Low                                40.00        20.00   100.0
At quarter-end ($000's)
Assets                          $  393,846   $  371,963     5.9
Loans and leases                   224,130      199,085    12.6
Deposits                           283,546      266,310     6.5
Stockholders' equity                32,434       27,673    17.2
Key Ratios
Return on average assets             1.60%        1.68%
Return on average common
shareholders' equity                18.97%       20.42%
Net interest margin (TE)             4.28%        4.65%
Number of shares                 2,630,998    2,643,123   (0.5)

Number of full time equivalent
employees                            146.0        128.0    14.1
Total assets per FTE employee   $    2,698   $    2,906   (7.2)

(1) Operating earnings are defined as earnings before income taxes minus securities gains or plus securities losses.
(2) Per share data has been restated to reflect payment of a 25% common stock dividend on July 1, 1997.

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

Consolidated Condensed Balance Sheet
Belmont Bancorp. and Subsidiaries
(Unaudited)  ($000s except per share amounts)

                                      March 31,   December 31,    March 31,
                                         1998        1997           1997
ASSETS

Cash and due from banks               $ 11,223    $ 10,265        $ 12,917
Federal funds sold                           -           -               -
Loans held for sale                      1,713         884               -
Securities available for sale at
market value                           126,758     121,156         123,755
Securities held to maturity (1)         15,237      15,955          18,207
Loans                                  222,417     224,016         199,085
Less allowance for possible loan
losses                                 (4,186)     (4,134)         (3,263)
Net loans                              218,231     219,882         195,822
Premises and equipment, net              7,481       7,401           7,191
Other real estate owned                      -          20               -
Accrued income receivable                3,013       2,586           2,957
Other assets                            10,190      10,564          11,114
Total Assets                          $393,846    $388,713        $371,963

LIABILITIES

Non-interest bearing deposits
Demand                                $ 29,380    $ 29,987        $ 30,329
Interest-bearing deposits:
Demand                                  46,732      33,463          43,653
Savings                                 81,168      79,829          79,471
Time                                   126,266     120,629         112,857
Total deposits                         283,546     263,908         266,310
Securities sold under
repurchase agreements                    7,801       5,256           8,815
Federal funds purchased and
other short-term borrowings              5,525      14,635          47,609
Long term debt                          59,410      69,635          19,514
Accrued interest on deposits
and other borrowings                       814         731             736
Other liabilities                        4,316       2,649           1,306
Total liabilities                     $361,412    $356,814        $344,290

SHAREHOLDERS' EQUITY

Preferred stock - authorized
90,000 shares with
no par value; issued and
outstanding, none                            -           -               -
Common stock  - $0.50 par
value, 8,900,000 shares
authorized; 2,644,163 issued
in 1998 and 1997                      $  1,321    $  1,321        $  1,057
Surplus                                  7,854       7,781           7,781
Treasury stock (13,165 shares
at 3/31/98;  6,665 shares at
12/31/97; 1,040 shares at
3/31/97)                                 (501)       (131)             (8)
Retained earnings:
Unappropriated                          23,010      21,879          18,880
Appropriated for
contingencies                              850         850             850
Accumulated other comprehensive income   (100)         199           (887)
Total shareholders' equity            $ 32,434    $ 31,899        $ 27,673
Total liabilities and
shareholders' equity                  $393,846    $388,713        $371,963

(1)  Market value at March 31, 1998, $15,441; December 31, 1997, $16,181;
     March 31, 1997, $18,061.

Consolidated Condensed Statement of Income
(Unaudited) ($000s except per share amounts)

                                     For the Three Months Ended March 31,
                                           1998          1997
INTEREST INCOME

Loans and lease financing
Taxable                              $    5,215    $    4,354
Tax-exempt                                   66            89
Investment securities:
Taxable                                   1,828         1,703
Tax-exempt                                  291           276
Dividends                                    81            54
Interest on trading securities                1             -
Interest on fed funds sold                   39            52
Total interest income                     7,521         6,528

INTEREST EXPENSE
Deposits                                  2,660         2,444
Borrowings                                1,160           607
Total interest expense                    3,820         3,051
Net interest income                       3,701         3,477
Provision for possible loan losses          150           105
Net interest income after
provision for possible loan losses        3,551         3,372

NON-INTEREST INCOME

Trust fees                                  109            78
Service charges on deposits                 171           171
Other operating income                      230           197
Investment securities gains (losses)          -           (1)
Trading profits (losses)                     14             -
Gains (losses) on securities
available for sale                          320           156
Total non-interest income                   844           601

NON-INTEREST EXPENSE

Salary and employee benefits              1,066           835
Net occupancy expense of premises           199           190
Equipment expenses                          221           229
Other operating expenses                    740           732
Total non-interest expense                2,226         1,986
Income before income taxes                2,169         1,987

INCOME TAXES                                591           566
Net income                           $    1,578    $    1,421

PER COMMON SHARE DATA

Net income per share                 $     0.60    $     0.54
Cash dividend per share              $    0.170    $    0.136
Book value per share                 $    12.33    $    10.47

Weighted average shares
outstanding                           2,631,804     2,641,998


Belmont Bancorp.
CONSOLIDATED STATEMENT OF CASH FLOWS
Three Months Ended March 31, 1998
(Unaudited)

                                                 1998       1997
Operating Activities

Net income                                       $1,578  $   1,421

Adjustments to reconcile net income to net
cash flows provided by operating activities:
Provision for possible loan losses                  150        105
Depreciation and amortization expense               201        199
Amortization of investment security premiums        368        255
Accretion of investment security discounts
and interest recorded on zero-coupon securities    (69)       (51)
Investment securities (gains) losses                  -          1
(Gains) losses on securities available for sale   (320)      (156)
(Gains) losses on sale of trading assets           (14)
Proceeds from sale of trading assets                483          -
Gain on sale of loans                              (41)        (6)
(Increase) decrease in interest receivable        (427)    (1,036)
Increase (decrease) in interest payable              83         72
Others, net                                       2,195   (10,247)
Net cash provided (used) by operating activities  4,187    (9,443)

Investing Activities
Net (increase) decrease in federal funds sold         -     24,450
Proceeds on sale of securities available for
sale                                             17,940     13,397
Proceeds from maturities and calls of
investment securities                             3,107        172
Purchase of securities available for sale (32,970) (61,922) Principal collected on mortgage-backed
securities                                        6,139      3,279
Net (increase) decrease in loans and
leases, net of charge offs                      (9,940)   (13,583)
Proceeds on sale of loans                        10,641      3,277
Recoveries on loans previously charged off           11         14
Purchases of premises and equipment               (281)      (130)
Proceeds on sale of other real estate owned          20         66
Net cash provided (used) by investing
activities                                      (5,333)   (30,980)

Financing Activities
Net increase (decrease) in deposits              19,638      4,771
Net increase (decrease) in repurchase
agreements                                        2,545        535
Net increase (decrease) in short-term
borrowings                                      (9,110)     37,609
Payments on long-term debt                     (10,225)      (162)
Purchase of treasury stock                        (409)          -
Proceeds on issuance of treasury stock              112          -
Dividends paid on common and preferred stock (447) (361) Net cash provided (used) by financing
activities                                        2,104     42,392

Increase (Decrease) in Cash and Cash
Equivalents                                         958      1,969
Cash and Equivalents at Beginning of Year        10,265     10,948
Cash and Equivalents at March 31                $11,223  $  12,917

Belmont Bancorp.
Statement of Changes in Shareholders' Equity
For the Three Months Ended March 31, 1998 and 1997


                                           Accumulated
                                  Compre-  Other Compre-                  Retained Earnings
                                  hensive  hensive  Common             Unappro-  Appro-    Treasury
                           Total  Income   Income   Stock    Surplus   priated   priated   Stock
Balance, December 31,
1996                       $27,332            ($168)   $1,057   $7,781   $17,820   $850   ($8)
1997 Year-to-date net
income                       1,421    1,421                                1,421
Change in
unrealized loss-
securities
available-for-sale           (719)    (719)    (719)
Comprehensive income                 $  702
Cash dividends
declared:
Common stock
($.136 per share)            (361)                                         (361)
Balance, March 31,
1997                       $27,673            ($887)   $1,057   $7,781   $18,880   $850   ($8)


Balance, December 31,
1997                       $31,899             $ 199   $1,321   $7,781   $21,879   $850 ($131)
1998 Year-to-date net
income                       1,578    1,578                                1,578
Change in
unrealized loss-
securities available-
for-sale, net of
reclassification
adjustment (1)               (299)    (299)    (299)
Comprehensive income                 $1,279
Purchase of treasury
stock                        (409)                                                       (409)
Issuance of treasury
stock                          112                                  73                      39
Cash dividends
declared:
Common stock
($.17 per share)             (447)                                         (447)
Balance, March 31,
1998                       $32,434            ($100)   $1,321   $7,854   $23,010   $850 ($501)

(1)  Disclosure of reclassification
     adjustment:
     Unrealized holding losses
     arising during period                      (88)
     Less:  reclassification
     adjustment for gains included
     in net income, net of tax                   211
     Net unrealized losses on
     securities                                (299)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The foregoing financial statements are unaudited,
however, in the opinion of Management, all adjustments
necessary for a fair presentation of the financial statements
have been included.   A summary of the Corporation's
significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the Corporation's Annual
Report on Form 10-K for 1997.

Related party transactions - The Corporation's and it Subsidiaries' directors and officers and their associates were customers of, and had other transactions with, the subsidiary bank in the ordinary course of business during 1998. All loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SUMMARY

The net income of Belmont Bancorp. for the three months ended March 31, 1998 increased 11.0% to $1,578,000, compared to $1,421,000 for the first three months of 1997. Earnings per common share were $0.60 for the first three months of 1998, compared to $0.54 for the corresponding period last year, an increase of 11.1%. Operating earnings increased to $1,849,000 for the three months of 1998, up 0.9% from $1,832,000 for the same period last year.

The following table presents the return on average shareholders' equity and the return on average assets for comparative periods of 1998 and 1997.

                                 Quarter ended
                                    March 31,
($000s)                          1998       1997

Return on average assets            1.60%      1.68%
Return on average common equity    18.97%     20.42%

Average assets                   $393,756   $339,316
Average shareholders' equity     $ 33,279   $ 27,831

Average assets increased $54.4 million from $339.3 million to $393.8 million from March 31, 1997 to March 31,
1998. Average shareholders' equity increased $5.4 million primarily through the retention of earnings.

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

Table 1, Consolidated Average Balance Sheets and
Analysis of Net Interest Income, compares interest revenue and interest earning assets outstanding with interest cost and liabilities outstanding for the three months ended March 31, 1998, 1997 and 1996. The table contains net interest income, net interest margin and net interest rate spread for each period. All three of these measures are reported on a taxable equivalent basis.

The taxable equivalent yield on interest earning assets decreased from 8.54% during the first quarter of 1997 to 8.50% in 1998, a decrease of 4 basis points. (A basis point
(bp) is equivalent to .01%.) The cost of interest bearing liabilities rose 28 basis points from 4.41% during the first quarter of 1997 to 4.69% in 1998. The net interest margin decreased from 4.65% to 4.28% during the comparative quarters. The net interest margin for the first quarter of 1996 was 4.66%.

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

TABLE 1. - CONSOLIDATED AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST INCOME (Fully Taxable Equivalent Basis) ($000's)

                                          Three Months Ended March 31,
                           1998                        1997                      1996
                Average             Average  Average            Average  Average             Average
                 Out-      Revenue/  Yield/  Out-       Revenue/ Yield/  Out-       Revenue/ Yield/
                standing   Cost      Rate    standing   Cost     Rate    standing   Cost     Rate
Assets
Interest
earning assets
Loans and
leases          $225,239   $5,313    9.57%   $193,184   $4,484   9.41%   $161,434   $3,783   9.50%
Securities
Taxable          116,728    1,908    6.63%     99,570    1,757   7.16%    117,365    2,074   7.17%
Exempt from
income tax        21,619      424    7.95%     21,211      400   7.65%     23,867      467   7.94%
Trading
account assets        76        1    5.34%          0        0   0.00%          0        0   0.00%
Federal funds
sold               2,915       39    5.43%      4,001       52   5.27%        469        6   5.19%
Total interest
earning assets   366,577    7,685    8.50%    317,966    6,693   8.54%    303,135    6,330   8.47%
Cash and due
from banks        10,839                       10,024                       8,664
Other assets      20,270                       15,095                      13,311

Valuation
allowance-
available for
sale securities      217                        (577)                         627
Allowance for
possible loan
loss             (4,147)                      (3,192)                     (2,740)
Total assets     393,756                      339,316                     322,997

Liabilities
Interest
bearing
liabilities
Interest
checking          44,210      373    3.42%     46,197      392   3.44%     33,229      242   2.95%
Savings           81,638      658    3.27%     79,435      597   3.05%     78,320      588   3.04%
Other time
deposits         121,811    1,629    5.42%    111,871    1,455   5.27%    114,449    1,452   5.15%
Other
Borrowings        82,315    1,160    5.72%     43,310      607   5.68%     43,244      567   5.32%
Total interest
bearing
liabilities      329,974    3,820    4.69%    280,813    3,051   4.41%    269,242    2,849   4.29%
Demand deposits   29,239                       28,540                      25,820
Other
liabilities        1,264                        2,132                       2,077
Total
liabilities      360,477                      311,485                     297,139
Shareholders'
equity            33,279                       27,831                      25,858
Liabilities
& shareholders'
equity           393,756                      339,316                     322,997
Net interest
income
Margin on a
taxable
equivalent
basis                       3,865    4.28%               3,642   4.65%               3,481   4.66%
Net interest
rate spread                          3.81%                       4.13%                       4.18%
Interest
bearing
liabilities
to interest
earning assets                      90.01%                      88.32%                      88.82%

TABLE 2. - ANALYSIS OF NET INTEREST INCOME CHANGES
(Taxable Equivalent Basis) ($000's)


                                    Three Months Ended March 31,
                       1998 Compared to 1997        1997 Compared to 1996
                       Volume Yield  Mix    Total   Volume Yield   Mix    Total
Increase (Decrease)
in Interest Income
Loans and Leases       $744     $73   $12   $829     $744  ($36)   ($7)   $701
Securities
Taxable                 303   (129)  (23)    151    (314)    (3)      0  (317)
Exempt from
Income Taxes              8      16     0     24     (52)   (17)      2   (67)
Trading Account
Assets                    0       0     1      1        0      0      0      0
Federal Funds Sold     (14)       2   (1)   (13)       45      0      1     46
Total Interest
Income Change         1,041    (38)  (11)    992      423   (56)    (4)    363
Increase (Decrease)
in Interest Expense
Interest Checking      (17)     (2)     0   (19)       94     40     16    150
Savings                  17      43     1     61        8      1      0      9
Other Time
Deposits                129      41     4    174     (33)     37    (1)      3
Short Term
Borrowings              547       3     3    553        1     39      0     40
Total Interest
Expense Change          676      85     8    769       70    117     15    202
Increase (Decrease)
in Net Interest
Income on a Taxable
Equivalent Basis     $  365  ($123) ($19)   $223     $353 ($173)  ($19)  $ 161
(Increase) Decrease
in Taxable
Equivalent
Adjustment                                    1                            15
Net Interest Income
Change                                     $224                          $176

OTHER OPERATING INCOME

Other operating income, excluding securities gains and losses, increased 17.5%, or $78,000, and totaled $524,000 for the first three months of 1998, compared to $446,000 for the respective period last year. Changes in various categories of other income are depicted in the table below.

                              Three months ended March 31,
($000s)                       1998   1997   % Change

Trust fees                    $109   $ 78    39.7%
Service charges on deposits    171    171     0.0%
Gain on sale of loans           41      6   583.3%
Trading gains (losses)          14      0       na
Other income                   189    191    -1.0%
Subtotal                       524    446    17.5%
Security gains (losses)          0    (1)   100.0%
Gains (losses)
securities available
for sale                       320    156   105.1%
Total                         $844   $601    40.4%

INVESTMENT SECURITIES

The amortized cost and estimated market values of securities held to maturity at March 31, 1998 are as follows:

                                          Gross       Gross      Estimated
                               Amortized  Unrealized  Unrealized Market
($000s)                        Cost       Gains       Losses     Value
U.S. Treasury securities and
obligations of
U.S. Government
corporations and agencies      $ 2,259    $  0        $41        $ 2,218
Obligations of states and
political subdivisions           4,448     191         10          4,629
Mortgage-backed securities       8,530     107         43          8,594
Total                          $15,237    $298        $94        $15,441

Obligations of U.S. Government corporations and agencies consist of one floating rate structured note.

The amortized cost and estimated market values of securities available for sale at March 31, 1998 are as follows:

                                        Gross      Gross      Estimated
                            Amortized   Unrealized Unrealized Market
($000s)                       Cost      Gains      Losses     Value
U.S. Treasury securities
and obligations of
U.S. Government
corporations and agencies   $  4,546    $  1        $  0      $  4,547
Obligations of states and
political subdivisions        22,207     210         144        22,273
Mortgage-backed securities    66,399     345         282        66,462
Mortgage derivatives          25,553       9         280        25,282
Corporate trust preferred
securities                     3,501       6          16         3,491
Marketable equity
securities                     4,703       0           0         4,703
     Total                  $126,909    $571        $722      $126,758

The mortgage derivatives are comprised solely of collateralized mortgage obligations (CMOs) including one principal only CMO issued by FNMA with a book value of $105,000 and an estimated market value of $92,000. Privately issued CMOs included in the table above have a book value of $2,360,000 and an estimated market value of $2,315,000. Credit risk on privately issued CMOs is evaluated based upon independent rating agencies and on the underlying collateral of the obligation.

Corporate trust preferred securities consist of four separate issues, none with a par value in excess of $1 million.

No single privately issued bond exceeded 10% of shareholders equity at March 31, 1998.

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

                          Three months ended March 31,
($000s)                   1998     1997     % Change

Salaries and wages        $  774   $  625   23.8%
Employee benefits            292      210   39.0%
Net occupancy expense        199      190    4.7%
Equipment expense            221      229   -3.5%
Other operating expenses     740      732    1.1%
Total                     $2,226   $1,986   12.1%

Personnel costs increased due to the expansion of the branch network and the Bank's credit administration and asset management staffs.

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

For the first three months of 1998, $150,000 was added to the allowance and charged to expense compared to $105,000 in 1997. At March 31, 1998, the allowance for possible loan losses to total loans and leases was 1.87% compared to 1.64% last year. The ratio of the Allowance for Possible Loan Losses to underperforming assets was 495.4% at March 31, 1998 compared to 1169.5% last year. The following table details the Allowance for Possible Loan Losses and also includes various loan charge off statistics for 1998 and 1997.

Allowance for Possible Loan Losses

                                        Three months ended March 31,
($000s)                                 1998     1997

Balance, beginning of period            $4,134   $  3,153

Provision for possible loan losses         150        105

Loans charged-off                          109          9
Recoveries on loans
previously charged-off                      11         14
Net charge offs                             98        (5)

Balance, end of period                  $4,186   $  3,263

Loans and leases outstanding
at period                             $224,130   $199,085
Average loans and leases              $225,239   $193,184

Annualized net charge offs
as a percent of:
Average loans and leases                 0.17%     -0.01%
Total loans at end of period             0.17%     -0.01%
Reserve for possible loan losses         9.36%     -0.61%

Reserve for possible loan
losses to:
Average loans and leases                 1.86%      1.69%
Total loans at end of period             1.87%      1.64%
Under-performing assets                495.38%   1169.53%

UNDER-PERFORMING ASSETS

Under-performing assets consist of (1) non-accrual loans, leases and debt securities on which the ultimate collectibility of the full amount of interest is uncertain,
(2) loans and leases past due ninety days or more as to principal or interest and (3) other real estate owned. A summary of under-performing assets at March 31 follows:

Under-performing assets                  March 31,
($000s)                                  1998   1997
Non-accrual loans and leases             $837   $252
Ninety days past due loans
and leases still accruing interest          8     27
Other real estate owned                     0      0
     Total                               $845   $279

Loans restructured and in compliance with modified terms
are not included in total nonperforming assets.   Total under-
performing assets were $845,000 or 0.21% of total assets at March 31, 1998 compared to $279,000 or 0.08% of total assets at March 31, 1997.

LONG TERM DEBT

Long term debt consists of advances from the Federal
Home Loan Bank as follows:

                                         Amount     Current
Type                                     ($000s)    Rate     Maturity

Fixed rate, non-amortizing advance       $ 5,000    6.10%    9/17/99
Fixed rate, non-amortizing advance         5,000    6.20%    9/15/00
Fixed rate, non-amortizing advance         2,000    5.90%    6/2/98
Fixed rate, non-amortizing advance        10,000    6.56%    10/1/07
Fixed rate, non-amortizing advance        30,000    5.09%    12/10/07
Fixed rate, amortizing advance                88    5.55%    12/22/98
Fixed rate, amortizing advance             1,866    6.05%    11/18/01
Fixed rate, amortizing advance               122    5.80%    12/1/05
Fixed rate, amortizing advance             1,259    6.85%    6/6/11
Fixed rate, amortizing advance               111    6.75%    6/6/11
Fixed rate, amortizing advance               821    6.85%    6/12/11
Fixed rate, amortizing advance               252    6.95%    8/31/15
Fixed rate, amortizing advance             2,247    6.70%    8/1/12
Fixed rate, amortizing advance               644    6.25%    11/1/17
                                         $59,410

CAPITAL RESOURCES

The Corporation maintains a relatively high level of capital as a margin of safety for its depositors and shareholders. At March 31, 1998, shareholders' equity was $32,434,000 compared to $31,899,000 at December 31, 1997 and
$27,673,000 at March 31, 1997. The following table presents various capital ratios as of March 31:

March 31,                     1998   1997
Average shareholder's
equity to :
  Average assets               8.5%   8.2%
  Average deposits            12.0%  10.5%
  Average loans and leases    14.8%  14.4%
Primary capital                9.3%   8.3%
Risk-based capital ratio:
   Tier 1                     11.8%  11.8%
   Total                      13.1%  13.1%
Leverage ratio                 8.1%   7.4%

The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The guidelines also define and set minimum capital requirements (risk-based capital ratios). Banks are required to have core capital (Tier 1) of at least 4.0% or risk-weighted assets and total capital of 8.0% or risk-weighted assets. Tier 1 capital consists principally of shareholders' equity less goodwill, while total capital consists of core capital, certain debt instruments and a portion of the reserve for possible loan losses. At March 31, 1998, the Corporation had a Tier 1 capital ratio of 11.8% and a total capital ratio of 13.1%, well above regulatory minimum requirements.

National banks are required to maintain Tier 1 capital in an amount equal to at least 3.0% of adjusted total assets, referred to as a total assets leverage ratio. At March 31, 1998, the Corporation's leverage ratio was 8.1%.

STOCK REPURCHASE

In accordance with a plan approved by the Board of Directors and previously announced in March 1996, the Company repurchased 9,000 shares of its common stock during the first quarter of 1998. The cost of the purchases was $409,375.
The plan approved by the Board of Directors permits the Company to repurchase up to $1,000,000 of Belmont Bancorp. common stock on the open market or in separately negotiated transactions. Through March 31, 1998, the Corporation has purchased a total of $532,875 of its common stock.

NEW ACCOUNTING STANDARD

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. SFAS establishes standards for reporting and presentation of comprehensive income and its components within the Corporation's consolidated financial statements. Generally, comprehensive income includes net income along with other transactions not typically recorded as a component of net income, including changes in unrealized gains and losses on securities available for sale. SFAS 130 requires the disclosure of an amount that represents total comprehensive income and the components of comprehensive income in a consolidated financial statement. The Corporation has disclosed the requirements of SFAS 130 within the Statement of Changes in Shareholders' Equity.

PART II - OTHER INFORMATION

Item 1.  Legal proceedings

None

Item 2.  Changes in securities

None

Item 3.  Defaults upon senior securities

None

Item 4. Submission of matters to a vote of security shareholders

The annual meeting of Belmont Bancorp. was held April
20, 1998. The following items were submitted to a vote of the shareholders:

Proposal Number 1:  Election of Directors

The following individuals were elected to serve on the Board of Directors Election of Directors for a three-year term expiring at the annual shareholders' meeting in 2001:

J. Vincent Ciroli, Jr., President and CEO, Belmont Bancorp.
and Belmont National Bank

For: 2,149,406
Against:     0

John H. Goodman, II, Realtor, President Goodman Group, Inc.

For: 2,149,420
Against:     0

Keith A. Sommer, Attorney, Partner, Sommer, Liberati &
Hoffman

For: 2,149,420
Against:     0

James R. Miller, President, New Philadelphia Fan Company

For: 2,147,076
Against:     0

Other members of the Board of Directors are listed in the Corporation's proxy statement dated March 20, 1998 and which is hereby incorporated by reference.

Proposal Number 2; To ratify the proposed Amendment the
Articles of Incorporation to allow for a two-for-one split of the common stock.

For  2,105,546
Against 32,223
Abstain 11,732

Proposal Number 3:  To ratify the appointment of S. R.
Snodgrass A.C. as independent auditors for the year ending
December 31, 1998.

This proposal was approved as follows:

For  2,116,019
Against 25,994
Abstain  7,488

Proposal Number 3: To transact other such business as may come before the meeting.

This proposal was approved as follows:

For  2,077,195
Against 61,900
Abstain 10,406

Item 5.  Other information

None

Item 6.  Exhibits

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Belmont Bancorp.
                         (Registrant)


May 8, 1998              s/J. Vincent Ciroli, Jr.

                         J. Vincent Ciroli, Jr.
                         President & CEO