Form 10-Q
period 1998-06-30
BELMONT BANCORP
filed 1998-08-14
CIK 726294

U.S. Securities and Exchange Commission
                   Washington, D.C.  20549

                          Form 10-Q

             For the Quarter Ended June 30, 1998

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ___________________ to
__________________

               Commission file number 0-12724

                      Belmont Bancorp.
                     An Ohio Corporation
             IRS Employer ID number - 34-1376776
                       325 Main Street
                   Bridgeport, Ohio  43912
                  Telephone (740) 695-3323

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the
past 90 days.  Yes   X   No ___

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                Common Stock, $0.25 par value,
                5,251,252 shares outstanding
                    as of August 4, 1998

                          FORM 10-Q
                      BELMONT BANCORP.
                 Quarter Ending June 30,1998

                            INDEX

Part I.  Financial information

Financial highlights

Management's report on financial statements

Consolidated Statements of Condition - June 30, 1998,
     December 31, 1997, and June 30, 1997

Consolidated Statements of Income- Six Months Ended
     June 30, 1998 and June 30, 1997

Consolidated Statements of Income-Three Months
     Ended June 30, 1998 and June 30, 1997

Consolidated Statements of Income-Three Months and
     Six Months Ended June 30, 1998 and June 30, 1997

Consolidated Statements of Cash Flows-Six Months
     Ended June 30, 1998 and June 30, 1997

Consolidated Statements of Changes in Shareholders' Equity
     Six Months Ended June 30, 1998 and Year Ended
     December 31, 1997

Notes to the Consolidated Financial Statements

Management's Discussion and Analysis of Financial Condition and
     Results of Operations

Part II - Other Information

Legal Proceedings
Changes in Securities
Defaults upon Senior Securities
Submission of Matters to a Vote of Security Holders
Other Information
Signature page

BELMONT BANCORP. AND SUBSIDIARIES
Financial Highlights

June 30                          1998        1997        % Change

Earnings and dividends ($000's)
Net income                       $   3,005   $    2,985     0.7
Operating earnings (1)               3,504        3,664   (4.4)
Cash dividends declared on
common stock                           973          719    35.3
Per common share (2):
Net income                       $    0.57   $     0.57     0.0
Cash dividends declared              0.185        0.136    36.0
Book value                            6.31         5.57    13.4
Market price :
  High                               28.44        12.60   125.7
  Low                                22.25        10.40   113.9
At quarter-end ($000's)
Assets                           $  416,298  $  384,599     8.2
Loans and leases                    223,569     205,116     9.0
Deposits                            289,264     261,717    10.5
Stockholders' equity                 33,216      29,376    13.1
Key Ratios
Return on average assets              1.52%       1.67%   (9.0)
Return on average common
shareholders' equity                 18.10%      21.30%  (15.0)
Net interest margin (TE)              4.14%       4.47%   (7.4)
Number of shares outstanding 5,261,996 5,274,996 (0.2) Number of full time equivalent
employees                             147.5       132.5    11.3
Total assets per FTE employee    $    2,822  $    2,903   (2.8)

(1) Operating earnings are defined as earnings before income taxes minus securities gains or plus securities losses.

(2) All per share amounts have been restated for the effect of a 25% common stock dividend paid on July 1, 1997 and a 2-for-1 split paid on May 22, 1998.

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

Belmont Bancorp.
Consolidated Balance Sheet
(Unaudited) ($000s except per share amounts)
                                      June 30,  December 31, June 30,
                                      1998      1997         1997
ASSETS
    Cash and due from banks           $ 11,190  $ 10,265     $ 13,037
    Federal funds sold                     475         -            -
    Assets held for trading                988         -            -
    Securities available for sale at
    market value                       148,187   121,156      135,898
    Securities held to maturity         14,254    15,955       17,584
    Loans held for sale                  1,615       884            -
    Loans                              221,954   224,016      205,116
    Less allowance for possible loan
    losses                             (4,307)   (4,134)      (3,474)
    Net loans                          217,647   219,882      201,642
    Premises and equipment, net          7,445     7,401        7,256
    Other real estate owned                  -        20           20
    Accrued income receivable            2,921     2,586        2,678
    Other assets                        11,576    10,564        6,484
          Total Assets                $416,298  $388,713     $384,599

LIABILITIES
    Non-interest bearing deposits
           Demand                     $ 27,524  $ 29,987     $ 29,581
     Interest-bearing deposits:
           Demand                       43,554    33,463       38,075
           Savings                      81,593    79,829       79,040
           Time                        136,593   120,629      115,021
           Total deposits              289,264   263,908      261,717
      Securities sold under
      repurchase agreements              7,685     5,256        7,569
      Short-term borrowings                  -    14,635       67,193
      Long term debt                    72,214    69,635       16,989
      Accrued interest on deposits
      and other borrowings                 928       731          984
      Other liabilities                 12,991     2,649          771
            Total liabilities         $383,082  $356,814     $355,223

SHAREHOLDERS' EQUITY

Preferred stock - authorized
90,000 shares with
no par value; issued and
outstanding, none                            -         -            -
Common stock  - $0.25 par
value, 17,800,000 shares
authorized; 5,288,326 issued
in 1998 and 1997                      $  1,321  $  1,321     $  1,057
Surplus                                  7,854     7,781        7,781
Treasury stock ( 26,330 shares
at June 30, 1998; 13,330 shares at
December 31, 1997 and June 30,
1997)                                    (501)     (131)        (131)
Retained earnings:
  Unappropriated                        23,910    21,879       19,817
  Appropriated for
  contingencies                            850       850          850
Common stock dividend to be
distributed (527,354 shares)                 -         -          269
Accumulated other
comprehensive income                     (218)       199        (267)
Total shareholders' equity            $ 33,216  $ 31,899     $ 29,376
Total liabilities and
shareholders' equity                  $416,298  $388,713     $384,599

Belmont Bancorp.
Consolidated Statement of Income
(Unaudited) ($000s except per share amounts)

                                            Three months ended June 30,
                                            1998        1997
INTEREST INCOME
    Loans and lease financing
        Taxable                             $    5,236  $    4,661
        Tax-exempt                                  67          93
        Investment securities:
        Taxable                                  1,689       2,013
        Tax-exempt                                 344         348
     Dividends                                      82          70
     Interest on trading securities                  5           -
     Interest on fed funds sold                     17           1
     Total interest income                       7,440       7,186

INTEREST EXPENSE
      Deposits                                   2,855       2,436
      Borrowings                                 1,068       1,156
         Total interest expense                  3,923       3,592
         Net interest income                     3,517       3,594
      Provision for possible loan losses           125         250
         Net interest income after
         provision for possible loan losses      3,392       3,344

NON-INTEREST INCOME
      Trust fees                                   128         149
      Service charges on deposits                  182         175
      Other operating income                       222         185
      Investment securities gains (losses)         (1)         (1)
      Trading profits (losses)                      17           -
      Gains (losses) on securities
      available for sale                           267         198
          Total non-interest income                815         706

NON-INTEREST EXPENSE
      Salary and employee benefits               1,063         845
      Net occupancy expense of premises            206         194
      Equipment expenses                           255         238
      Other operating expenses                     762         744
          Total non-interest expense             2,286       2,021
          Income before income taxes             1,921       2,029

INCOME TAXES
                                                   494         465
        Net income                          $    1,427  $    1,564

PER COMMON SHARE DATA
        Net income per share                $     0.27  $     0.30
        Cash dividend per share             $    0.100  $    0.068
        Weighted average shares
        outstanding                          5,261,996   5,278,754


Belmont Bancorp.
Consolidated Statement of Income
(Unaudited) ($000s except per share amounts)
                                           For the Six Months Ended June 30,
                                            1998        1997
INTEREST INCOME
    Loans and lease financing:
        Taxable                             $   10,451  $    9,015
        Tax-exempt                                 133         182

    Investment securities:
        Taxable                                  3,517       3,716
        Tax-exempt                                 635         624
    Dividends                                      163         124
    Interest on trading securities                   6           -
    Interest on fed funds sold                      56          53
    Total interest income                       14,961      13,714

INTEREST EXPENSE
      Deposits                                   5,515       4,880
      Borrowings                                 2,228       1,763
         Total interest expense                  7,743       6,643
         Net interest income                     7,218       7,071
      Provision for possible loan losses           275         355
      Net interest income after
      provision for possible loan losses         6,943       6,716


NON-INTEREST INCOME
      Trust fees                                   237         227
      Service charges on deposits                  353         346
      Other operating income                       452         382
      Investment securities gains (losses)         (1)         (2)
      Trading profits (losses)                      31           -
      Gains (losses) on securities
      available for sale                           587         354
          Total non-interest income              1,659       1,307


NON-INTEREST EXPENSE
      Salary and employee benefits               2,129       1,680
      Net occupancy expense of premises            405         384
      Equipment expenses                           476         467
      Other operating expenses                   1,502       1,476
          Total non-interest expense             4,512       4,007
          Income before income taxes             4,090       4,016

INCOME TAXES                                     1,085       1,031
          Net income                        $    3,005  $    2,985

PER COMMON SHARE DATA
        Net income per share                $     0.57  $     0.57
        Cash dividend per share             $    0.185  $    0.136
        Book value per share                $     6.31  $     5.57
        Weighted average shares
        outstanding                          5,262,797   5,281,360

Belmont Bancorp.
CONSOLIDATED STATEMENT OF CASH FLOWS
Six Months Ended June 30
(Unaudited)

                                                        1998         1997
Operating Activities:
Net income                                            $3,005       $2,985
Adjustments to reconcile net income to net
cash flows provided by operating activities:
Provision for possible loan losses                       275          355
Depreciation and amortization expense                    403          411
Amortization of investment security premiums             897          594
Accretion of investment security discounts and
     interest recorded on zero-coupon securities        (126)        (122)
Trading (gains) losses                                   (31)           0
Investment securities (gains) losses                       1            2
(Gains) losses on securities available for sale         (587)        (354)
Gain on sale of loans                                    (70)         (30)
Gain on sale of other real estate owned                    0           (7)
Proceeds on sale of trading assets                     3,152            0
Purchase of trading assets                            (3,640)           0
(Increase) decrease in interest receivable              (335)        (757)
Increase (decrease) in interest payable                  197          320
Others, net                                            9,543       (6,473)
   Net cash provided (used) by operating activities   12,684       (3,076)

Investing Activities:
Net decrease in federal funds sold                      (475)      24,450
Proceeds from sales of investment securities               0            0
Proceeds on sale of securities available for sale     37,845       25,319
Proceeds from maturities and calls of investment
 securities                                            3,161        2,833
Purchase of securities available for sale            (81,826)     (91,300)
Principal collected on mortgage-backed
   securities                                         14,206        7,422
Net (increase) decrease in loans and
   leases, net of charge offs                        (12,952)     (22,971)
Proceeds on sale of loans                             14,220        6,603
Recoveries on loans previously charged off                12           10
Proceeds from sale of other real estate owned             39           73
Purchases of premises and equipment                     (447)        (425)
Proceeds on sale of fixed assets                           0           20
   Net cash provided (used) by investing activities  (26,217)     (47,966)

Financing Activities:

Net increase (decrease) in deposits                   25,356          178
Net increase (decrease) in repurchase agreements       2,429         (711)
Net increase (decrease) in short-term borrowings     (14,635)      57,193
Proceeds on long-term debt                            15,000            0
Payments on long-term debt                           (12,421)      (2,687)
Purchase of treasury stock                              (409)        (123)
Treasury stock issued                                    112            0
Dividends paid on common and preferred stock            (974)        (719)
   Net cash provided (used) by financing activities   14,458       53,131

Increase (Decrease) in Cash and Cash Equivalents         925        2,089
Cash and Equivalents at Beginning of Year             10,265       10,948
Cash and Equivalents at June 30                      $11,190      $13,037


Belmont Bancorp. and Subsidiaries
Consolidated Statements of Shareholders' Equity
For the Six Months Ended
June 30, 1998 and 1997

                                                Accumulated
                                      Compre-   Other Compre-            Retained Earnings
                                      hensive   hensive  Common          Unappro- Appro-  Treasury
                            Total     Income    Income   Stock   Surplus priated  priated Stock
Balance, December 31,
1996                        $27,332             ($168)   $1,057  $7,781  $17,820  $850    ($8)
1997 Year-to-date net
income                        2,985    2,985                               2,985
Change in unrealized
loss-securities available-
for-sale                       (99)     (99)      (99)
Comprehensive income                  $2,886
Purchase of treasury
stock                         (123)                                                      (123)
Cash dividends
declared:
Common stock ($.136
per share)                    (719)                                        (719)
Balance, June 30, 1997      $29,376             ($267)   $1,057  $7,781  $20,086  $850  ($131)

Balance, December 31,
1997                        $31,899               $199   $1,321  $7,781  $21,879  $850  ($131)
1998 Year-to-date net
income                        3,005    3,005                               3,005
Change in unrealized
loss-securities available-
for-sale, net of
reclassification
adjustment (1)                (417)    (417)     (417)
Comprehensive income                  $2,588
Purchase of treasury
stock                         (409)                                                      (409)
Issuance of treasury
stock                           112                                  73                     39
Cash dividends
declared:
Common stock ($.185
per share)                    (974)                                        (974)
Balance, June 30, 1998      $33,216             ($218)   $1,321  $7,854  $23,910  $850  ($501)

(1)  Disclosure of
reclassification
adjustment:
Unrealized holding
losses arising during
period                                  (30)
Less: reclassification
adjustment for gains
included in net income,
net of tax                               387
Net unrealized
losses on securities                   (417)

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

     Related party transactions - The Corporation's and its Subsidiaries' directors and officers and their associates were customers of, and had other transactions with, the subsidiary bank in the ordinary course of business during 1998. All loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility.

     Per share data has been restated in previous periods for a 25% common stock dividend paid on July 1, 1997 and a 2-for-1 stock split effected in the form of a 100% stock dividend paid May 22, 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SUMMARY

     For the six months ended June 30, 1998, earnings for Belmont
Bancorp. increased slightly to $3,005,000 compared to $2,985,000 for the first six months of 1997. Earnings per common share were $0.57 for the first six months of 1998 and 1997.

     The net income of Belmont Bancorp. for the second quarter of 1998 decreased 8.8% to $1,427,000, compared to $1,564,000 in the second quarter of 1997. Earnings per common share decreased to $0.27 in the second quarter of 1998, compared to $0.30 in the second quarter of 1997.

     Operating earnings decreased to $3,504,000 for the six months ended June 30, 1998, down 4.4% from $3,664,000 for the same period last year. For the second quarter of 1998, operating earnings were $1,655,000, down 9.7% from $1,832,000 during the year ago quarter.

     The following table presents the return on average shareholders' equity and the return on average assets for comparative periods of 1998 and 1997.

                          Quarter ended          Six months ended
                          June 30,               June 30,
($000s)                   1998       1997        1998       1997

Return on average
assets                       1.44%      1.67%       1.52%      1.67%
Return on shareholders'
equity                      17.23%     22.16%      18.10%     21.30%

Average assets            $396,090   $374,644    $394,923   $356,980
Average shareholders'
equity                    $ 33,125   $ 28,233    $ 33,202   $ 28,032

Average assets increased $37.9 million during the six months ended June 30, 1998 compared to the same period during 1997. Average shareholders' equity increased $5.2 million for the same period.

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

     Tables 1 and 3, Consolidated Average Balance Sheets and Analysis of Net Interest Income, compares interest revenue and interest earning assets outstanding with interest cost and liabilities outstanding for the six months and three months ended June 30, 1998, 1997, and 1996. The tables contain net interest income, net interest margin and net interest rate spread for each period. All three of these measures are reported on a taxable equivalent basis.

     The taxable equivalent yield on interest earning assets decreased from 8.46% during the first six months of 1997 to 8.39% in 1998, a decrease of 7 basis points. (A basis point (bp) is equivalent to
 .01%.)   The cost of interest bearing liabilities increased 22 basis points from 4.50% during the first half of 1997 to 4.72% in 1998. The net interest margin (net interest income divided by interest earning assets) was 4.14% during the first half of 1998 compared to 4.47% during the same period last year.

     The taxable equivalent yield on interest earning assets decreased from 8.39% during the second quarter of 1997 to 8.27% in 1998, a decrease of 12 basis points. The cost of interest bearing liabilities rose 17 basis points from 4.57% during the second quarter of 1997 to 4.74% in 1998. The net interest margin decreased from 4.31% to 4.01%.

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

TABLE 1. - CONSOLIDATED AVERAGE BALANCE SHEETS AND ANALYSIS OF NET
INTEREST INCOME (Fully Taxable Equivalent Basis) ($000's)
                                           Six Months Ended June 30,
                           1998                       1997                    1996
                  Average         Average   Average           Average Average            Average
                  Out-  Revenue/  Yield/    Out-     Revenue/ Yield/  Out-    Revenue/   Yield/
                  standing  Cost    Rate    standing  Cost    Rate    standing   Cost    Rate
Assets
Interest earning
assets
  Loans and
  leases          $224,414  $10,646  9.57%  $198,140  $9,283   9.45%  $167,058   $7,805   9.42%
  Securities
  Taxable          117,436    3,683  6.32%   111,257   3,837   6.95%   121,107    4,101   6.83%
  Exempt from
  income tax        23,973      916  7.71%    24,157     906   7.56%    24,044      924   7.75%
  Trading
  account assets       199        6  6.08%         0       0                 0        0
Federal funds
sold                 2,081       56  5.43%     2,036      53   5.25%       270        7   5.23%
Total interest
earning assets     368,103   15,307  8.39%   335,590  14,079   8.46%   312,479   12,837   8.28%
Cash and due from
banks               10,770                     9,954                     8,758
Other assets        20,242                    15,710                    13,683
Valuation
allowance-
available for
sale securities          9                   (1,013)                     (138)
Allowance for
possible loan
loss               (4,201)                   (3,261)                   (2,811)
Total assets       394,923                   356,980                   331,971

Liabilities
Interest bearing
liabilities
  Interest
  checking          43,156      718  3.36%    43,319     729   3.39%    35,393      532   3.03%
  Savings           81,465    1,323  3.27%    79,263   1,202   3.06%    78,986    1,191   3.04%
  Other time
  deposits         127,322    3,475  5.50%   112,987   2,949   5.26%   114,016    2,890   5.11%
  Other
  Borrowings        78,903    2,227  5.69%    62,335   1,763   5.70%    49,081    1,294   5.32%
Total interest
bearing
liabilities        330,846    7,743  4.72%   297,904   6,643   4.50%   277,476    5,907   4.29%
Demand deposits     29,703                    28,883                    26,419
Other liabilities    1,172                     2,161                     2,223
Total liabilities  361,721                   328,948                   306,118
Shareholders'
equity              33,202                    28,032                    25,853
Liabilities &
shareholders'
equity             394,923                   356,980                   331,971
Net interest
income
Margin on a
taxable
equivalent basis              7,564  4.14%             7,436   4.47%              6,930   4.47%
Net interest rate
spread                               3.67%                     3.96%                      3.99%
Interest bearing
liabilities
to interest
earning assets                      89.88%                    88.77%                     88.80%

TABLE 2. - ANALYSIS OF NET INTEREST INCOME CHANGES
(Taxable Equivalent Basis) ($000's)

                                     Six Months ended June 30, 1998
                        1998 Compared to 1997          1997 Compared to 1996
                      Volume Yield   Mix   Total     Volume  Yield   Mix  Total
Increase (Decrease)
in Interest Income
  Loans and Leases    1,231    117     15  1,363     1,452     22      4  1,478
  Securities
    Taxable             213  (348)   (18)  (153)     (334)     76    (7)  (265)
    Exempt from
    Income Taxes        (7)     17      -     10         4   (22)      -   (18)
  Trading account
  assets                  -      -      6      6         -      -      -      -
  Federal Funds Sold      1      2      -      3        46      -      -     46

Total Interest
Income Change         1,438  (212)      3  1,229     1,168     76    (3)  1,241
 Increase (Decrease)
 in Interest Expense
  Interest Checking     (3)    (8)      -   (11)       119     64     14    197
  Savings                33     85      2    120         4      7      -     11
  Other Time
  Deposits              374    135     17    526      (26)     86    (1)     59
  Short Term
  Borrowings            469    (4)      -    465       349     94     26    469
Total Interest
Expense Change          873    208     19  1,100       446    251     39    736
Increase (Decrease)
in Net Interest
Income on a Taxable
Equivalent Basis        565  (420)   (16)    129       722  (175)   (42)    505
(Increase) Decrease
in Taxable
Equivalent
Adjustment                                    19                            (8)
Net Interest Income
Change                                       148                            497

TABLE 3. - CONSOLIDATED AVERAGE BALANCE SHEETS AND ANALYSIS OF NET
INTEREST INCOME (Fully Taxable Equivalent Basis) ($000's)
                                          Three Months Ended June 30,
                             1998                      1997                      1996
                   Average           Average Average           Average Average            Average
                   Out-      Revenue/ Yield/ Out-      Revenue/ Yield/ Out-      Revenue/ Yield/
                   standing  Cost     Rate   standing  Cost     Rate   standing  Cost     Rate
Assets
Interest earning
assets
  Loans and
  leases           $223,588  $5,334   9.57%  $203,096  $4,799   9.48%  $172,681  $4,022   9.34%
  Securities
    Taxable         118,143   1,775   6.03%   122,944   2,083   6.80%   124,849   2,027   6.51%
    Exempt from
    income tax       26,327     491   7.48%    27,104     503   7.44%    24,221     458   7.58%
    Trading account
    assets              322       5   6.23%         0       0                 0       0
Federal funds
sold                  1,248      17   5.46%        70       1   5.73%        72       1   5.57%
Total interest
earning assets      369,628   7,622   8.27%   353,214   7,386   8.39%   321,823   6,508   8.11%
Cash and due
from banks           10,701                     9,883                     8,852
Other assets         20,214                    16,325                    14,056

Valuation
allowance-
available for
sale
securities            (198)                   (1,448)                     (903)
Allowance for
possible loan
loss                (4,255)                   (3,330)                   (2,883)
Total assets        396,090                   374,644                   340,945

Liabilities
Interest bearing
liabilities
  Interest
  checking           42,101     345   3.29%    40,440     337   3.34%    37,557     290   3.10%
  Savings            81,292     665   3.28%    79,092     605   3.07%    79,653     603   3.04%
  Other time
  deposits          132,834   1,846   5.57%   114,102   1,494   5.25%   113,583   1,438   5.08%
  Other
  Borrowings         75,492   1,067   5.67%    81,361   1,156   5.70%    54,919     727   5.31%
Total interest
bearing
liabilities         331,719   3,923   4.74%   314,995   3,592   4.57%   285,712   3,058   4.29%
Demand deposits      30,167                    29,227                    27,018
Other liabilities     1,079                     2,189                     2,367
Total
liabilities         362,965                   346,411                   315,097
Shareholders'
equity               33,125                    28,233                    25,848
Liabilities &
shareholders'
equity              396,090                   374,644                   340,945
Net interest
income
Margin on a
taxable
equivalent basis              3,699   4.01%             3,794   4.31%             3,450   4.30%
Net interest
rate spread                           3.53%                     3.81%                     3.82%
Interest bearing
liabilities
to interest
earning assets                       89.74%                    89.18%                    88.78%

TABLE 4. - ANALYSIS OF NET INTEREST INCOME CHANGES
(Taxable Equivalent Basis) ($000's)
                                       Three Months Ended June 30,
                         1998 Compared to 1997              1997 Compared to 1996
                       Volume Yield    Mix  Total      Volume  Yield  Mix    Total
Increase (Decrease)
in Interest Income
Loans and Leases        484      46      5    535       708     58      10   776
Securities
    Taxable            (81)   (236)      9  (308)      (31)     88     (1)    56
    Exempt from
    Income Taxes       (14)       2      -   (12)        55    (9)     (1)    45
  Trading account
  assets                  -       -      5      5         -      -       -     -
  Federal Funds Sold     17       -    (1)     16         -      -       -     -
Total Interest
Income Change           406   (188)     18    236       732    137       8   877
Increase (Decrease)
in Interest Expense
  Interest Checking      14     (6)      -      8        22     23       2    47
  Savings                17      42      1     60       (4)      6       -     2
  Other Time
  Deposits              245      92     15    352         7     49       -    56
  Short Term
  Borrowings           (83)     (6)      -   (89)       350     53      25   428
Total Interest
Expense Change          193     122     16    331       375    131      27   533
Increase (Decrease)
in Net Interest
Income on a Taxable
Equivalent Basis        213   (310)      2   (95)       357      6    (19)   344
(Increase) Decrease
in Taxable
Equivalent
Adjustment                                     18                           (23)
Net Interest Income
Change                                       (77)                            321

OTHER OPERATING INCOME

     Other operating income, excluding securities gains and losses, increased 7.8%, or $69,000, and totaled $955,000 for the first six months of 1998, compared to $886,000 for the respective period last year. Gains on sales of loans increased $40,000 during the year-to-date period compared to last year, and trading profits contributed $31,000 to other operating income. Changes in various categories of other income are depicted in the table below.

                      Three months ended June 30, Six months ended June 30,
($000s)               1998   1997  % Change       1998    1997 %  Change

Trust fees            $128   $149  -14.1%         $  237  $  227    4.4%
Service charges on
deposits               182    175    4.0%            353     346    2.0%
Gain on sale of
loans                   29     24   20.8%             70      30  133.3%
Trading gains
(losses)                17      0      na             31       0      na
Other income           193    161   19.9%            382     352    8.5%
     Subtotal          549    509    7.9%          1,073     955   12.4%
Security gains
(losses)               (1)    (1)    0.0%            (1)     (2)   50.0%
Gains (losses)
securities held
for sale               267    198   34.8%            587     354   65.8%
     Total            $815   $706   15.4%         $1,659  $1,307   26.9%

INVESTMENT SECURITIES

     The amortized cost and estimated market values of securities held to maturity at June 30, 1998 are as follows:
                                              Gross       Gross       Estimated
                                  Amortized   Unrealized  Unrealized  Market
($000s)                           Cost          Gains       Losses    Value
U.S. Treasury securities and
obligations of U.S. Government
corporations and agencies         $ 2,258       $  0        $35       $ 2,223
Obligations of states and
political subdivisions              4,392        199          7         4,584
Mortgage-backed securities          7,604         97         35         7,666
     Total                        $14,254       $296        $77       $14,473

Included above in U.S. Government corporations and agencies is a structured note with a book value of $2,258,000 and a market value of $2,223,000 which matures in the year 2000.

     The amortized cost and estimated market values of securities available for sale at June 30, 1998 are as follows:

                                               Gross      Gross      Estimated
                                Amortized      Unrealized Unrealized Market
($000s)                         Cost           Gains      Losses     Value
U.S. Treasury securities and
obligations of
U.S. Government
corporations and agencies       $  9,071       $ 12       $ 13       $  9,070
Obligations of states and
political subdivisions            25,820        175         43         25,952
Mortgage-backed securities        80,153        316        537         79,932
Mortgage derivatives              24,302         44        281         24,065
Corporate trust preferred
securities                         3,942          0          3          3,939
Marketable equity securities       5,229          0          0          5,229
     Total                      $148,517       $547       $877       $148,187

     The mortgage derivatives are comprised solely of collateralized mortgage obligations (CMOs) including one principal only CMO issued by FNMA with a book value of $105,000 and an estimated market value of $96,000. Privately issued CMOs included in the table above have a book value of $919,000 and an estimated market value of $931,000. Credit risk on privately issued CMOs is evaluated based upon independent rating agencies and on the underlying collateral of the obligation. No privately issued bonds from any issuer exceeded ten percent of shareholders' equity.

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

                  Three months ended June 30, Six months ended June 30,
($000s)           1998    1997    % Change    1998    1996     % Change

Salaries and
wages             $  803  $  638  25.9%       $1,577  $1,263   24.9%
Employee benefits    260     207  25.6%          552     417   32.4%
Net occupancy
expense              206     194   6.2%          405     384    5.5%
Equipment expense    255     238   7.1%          476     467    1.9%
Other operating
expenses             762     744   2.4%        1,502   1,476    1.8%
     Total        $2,286  $2,021  13.1%       $4,512  $4,007   12.6%

Increases in employee related costs during the quarter and year-to-date comparative periods are due to the expansion of the branch operation at Plaza West, St. Clairsville and Bellaire, the expansion of asset management services (trust and brokerage services), and the fulfillment of several positions within the organization that were previously vacant. In addition, employee benefit costs increased by $50,000 due to the implementation of deferred compensation plans for the Board of Directors and executive management. These plans are funded with bank-owned life insurance contracts. The cost of the plans are substantially offset by earnings on these policies which are included in other operating income.

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

     For the first half of 1998, $275,000 was added to the allowance and charged to expense compared to $355,000 in 1997. At June 30, 1998, the allowance for possible loan losses to total loans and leases was 1.93% compared to 1.69% last year. The ratio of the Allowance for Possible Loan Losses to underperforming assets was 504.3% at June 30, 1998. The following table details the Allowance for Possible Loan Losses and also includes various loan charge off statistics for 1998 and 1997.

Allowance for Possible Loan
Losses
                                Three months ended Six months ended
                                June 30,           June 30,
($000s)                         1998     1997      1998      1997
Balance, beginning of period    $  4,186 $  3,263  $  4,134  $  3,153

Provision for possible loan
losses                               125      250       275       355

Loans charged-off                      5       35       114        44
Recoveries on loans previously
charged-off                            1      (4)        12        10
     Net charge offs                   4       39       102        34

Balance, end of period          $  4,307 $  3,474  $  4,307  $  3,474

Loans and leases outstanding
at period                       $223,569 $205,116  $223,569  $205,116
Average loans and leases        $223,588 $203,096  $224,414  $198,140

Annualized net charge offs as
a percent of:
   Average loans and leases        0.01%    0.08%     0.09%     0.03%
   Total loans at end of
   period                          0.01%    0.08%     0.09%     0.03%
   Reserve for possible loan
   losses                          0.37%    4.49%     4.74%     1.96%
Reserve for possible loan
losses to:
   Average loans and leases        1.93%    1.71%     1.92%     1.75%
   Total loans at end of
   period                                             1.93%     1.69%
   Under-performing assets                          504.33%   514.67%

UNDER-PERFORMING ASSETS

     Under-performing assets consist of (1) non-accrual loans, leases and debt securities on which the ultimate collectibility of the full amount of interest is uncertain, (2) loans and leases past due ninety days or more as to principal or interest and (3) other real estate owned. A summary of under-performing assets at June 30 follows:

Under-performing assets                June 30,
($000s)                              1998     1997
Non-accrual loans and
leases                               $  849   $443
Ninety days past due loans
and leases still accruing interest        5    211
Other real estate owned                   0     21
     Total                           $  854   $675

Restructured loans and
leases included
in above totals                      $    0   $537
Restructured loans and
leases in Compliance with
modified terms                        1,225     65

Asset quality remained high since the year ago period. Total under-performing assets were $854,000 or 0.4% of total loans outstanding at June 30, 1998 compared to $675,000 or 0.3% of total loans outstanding at June 30, 1997.
LONG TERM DEBT

     Long term debt consists of advances from the Federal Home Loan Bank. Details are as follows:

                        Amount   Current
Type                    ($000s)  Rate    Maturity

Fixed rate, non-
amortizing advance      $ 5,000  6.10%   9/17/99
Fixed rate, non-
amortizing advance        5,000  6.20%   9/15/00
Fixed rate, non-
amortizing advance       10,000  6.56%   10/1/07
Fixed rate, non-
amortizing advance       30,000  5.09%   12/10/07
Fixed rate, non-
amortizing advance        7,000  5.60%   4/30/08
Fixed rate, non-
amortizing advance        8,000  5.46%   6/19/08
Fixed rate, amortizing
advance                      62  5.55%   12/22/98
Fixed rate, amortizing
advance                   1,755  6.05%   11/18/01
Fixed rate, amortizing
advance                     119  5.80%   12/1/05
Fixed rate, amortizing
advance                   1,244  6.85%   6/6/11
Fixed rate, amortizing
advance                     109  6.75%   6/6/11
Fixed rate, amortizing
advance                     811  6.85%   6/12/11
Fixed rate, amortizing
advance                     250  6.95%   8/31/15
Fixed rate, amortizing
advance                   2,224  6.70%   8/1/12
Fixed rate, amortizing
advance                     640  6.25%   11/1/17

                        $72,214

CAPITAL RESOURCES

     At June 30, 1998, shareholders' equity was $33,216,000 compared to $31,899,000 at December 31, 1997 and $29,376,000 at June 30, 1997.
The following table presents various capital ratios as of June 30:

June 30,                       1998    1997
Average shareholder's
equity to :
  Average assets                8.4%    7.9%
  Average deposits             11.8%   10.6%
  Average loans and
  leases                       14.8%   14.1%
Primary capital                 9.0%    8.5%
Risk-based capital
ratio:
   Tier 1                      11.9%   12.1%
   Total                       13.2%   13.4%
Leverage ratio                  7.9%    7.5%

The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The guidelines also define and set minimum capital requirements (risk-based capital ratios). Banks are required to have core capital (Tier 1) of at least 4.0% or risk-weighted assets and total capital of 8.0% or risk-weighted assets. Tier 1 capital consists principally of shareholders' equity less goodwill, while total capital consists of core capital, certain debt instruments and a portion of the reserve for possible loan losses. At June 30, 1998, the Corporation had a Tier 1 capital ratio of 11.9% and a total capital ratio of 13.2%, well above regulatory minimum requirements.

     National banks are required to maintain Tier 1 capital in an amount equal to at least 3.0% of adjusted total assets, referred to as a total assets leverage ratio. At June 30, 1998, the Corporation's leverage ratio was 7.9%.

STOCK REPURCHASE

     In accordance with a plan approved by the Board of Directors and previously announced in March 1996, the Company repurchased 9,000 shares of its common stock during the first quarter of 1998. The cost
of the purchases was $409,375.   The plan approved by the Board of
Directors permits the Company to repurchase up to $1,000,000 of Belmont Bancorp. common stock on the open market or in separately negotiated transactions. No stock was purchased under the plan during the second quarter of 1998. Through June 30, 1998, the Corporation has purchased a total of $532,875 of its common stock.

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

                         Belmont Bancorp.
                         (Registrant)


August 14, 1998          s/J. Vincent Ciroli, Jr.
                         J. Vincent Ciroli, Jr.
                         President & CEO