Form 10-Q
period 1998-09-30
BELMONT BANCORP
filed 1998-11-10
CIK 726294

U.S. Securities and Exchange Commission
                    Washington, D.C.  20549

                           Form 10-Q

           For the Quarter Ended September 30, 1998

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

                Common Stock, $0.25 par value,
                 5,239,152 shares outstanding
                    as of October 23, 1998

                           FORM 10-Q
                       BELMONT BANCORP.
               Quarter Ending September 30,1998

                             INDEX

Part I.  Financial information

Management's report on the financial statements

Financial highlights

Consolidated Statements of Condition - September 30, 1998,
December 31, 1997, and September 30, 1997

Consolidated Statements of Income-Three Months
Ended September 30, 1998 and September 30, 1997

Consolidated Statements of Income-Nine Months
Ended September 30, 1998 and September 30, 1997

Consolidated Statements of Cash Flows-Nine Months
Ended September 30, 1998 and September 30, 1997

Consolidated Statements of Changes in Shareholders' Equity
Nine Months Ended September 30, 1998 and 1997

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

BELMONT BANCORP. AND SUBSIDIARIES
Financial Highlights

September 30                     1998        1997          % Change

Earnings and dividends
($000's)
Net income                       $    4,609  $    4,408      4.6
Operating earnings (1)                5,063       5,423    (6.6)
Cash dividends declared on
common stock                          1,498       1,166     28.5
Per common share (2):
Net income                       $     0.88  $     0.83      6.0
Cash dividends declared               0.285       0.221     29.0
Book value                             6.33        5.82      8.7
Market price :
  High                                27.25       15.00     81.7
  Low                                 19.75       12.56     57.2
At quarter-end ($000's)
Assets                           $  428,456  $  375,871     14.0

Loans and leases                    221,716     220,188      0.7
Deposits                            298,830     268,817     11.2
Stockholders' equity                 33,172      30,701      8.0
Key Ratios
Return on average assets              1.52%       1.61%    (5.6)
Return on average common
shareholders' equity                 18.45%      20.43%    (9.7)
Net interest margin (TE)              4.03%       4.40%    (8.4)
Number of shares outstanding      5,242,152   5,274,996    (0.6)

Number of full time equivalent
employees                             140.0       142.0    (1.4)
Total assets per FTE employee    $    3,060  $    2,647     15.6

(1) Operating earnings are defined as earnings before income taxes minus securities gains or plus securities losses.
(2) All per share amounts have been restated for the effect of a 25% common stock dividend paid on July 1, 1997 and a 100% common stock dividend paid May 22, 1998.

Belmont Bancorp.
Consolidated Balance Sheet
Unaudited ($000s except per share amounts)

                                   Sept. 30,   Dec. 31,     Sept. 30,
                                   1998        1997         1997
ASSETS

    Cash and due from banks        $ 11,995    $ 10,265     $11,006
    Federal funds sold                2,091           -           -
    Assets held for trading           2,455           -           -
    Securities available for
    sale at market value            156,638     121,156     115,024
    Securities held to maturity      13,613      15,955      16,583
    Loans held for sale               1,272         884           -
    Loans
    Less allowance for possible
      loan losses                    (4,466)     (4,134)     (3,671)
    Premises and equipment, net       7,339       7,401       7,397
    Accrued income receivable         2,525       2,586       2,560
    Other assets                     14,550      10,564       6,764
          Total Assets             $428,456     388,713     375,871

LIABILITIES
Non-interest bearing
deposits
Demand                             $ 25,861    $ 29,987    $ 29,764
Interest-bearing deposits:
Demand                               47,266      33,463      41,937
Savings                              83,860      79,829      79,234
Time                                141,843     120,629     117,882
Total deposits                      298,830     263,908     268,817
Securities sold under
repurchase agreements                 5,154       5,256       5,972
Short-term borrowings                     -      14,635      39,494
Long term debt                       81,726      69,635      29,111
Accrued interest on
deposits and other borrowings         1,005         731         810
Other liabilities                     8,569       2,649         966
Total liabilities                  $395,284    $356,814    $345,170

SHAREHOLDERS' EQUITY

Preferred stock -
authorized 90,000 shares with
no par value; issued and
outstanding, none                         -           -           -
Common stock  - $0.25
par value, 17,800,000 shares
authorized; 5,288,326
issued in 1998 and 1997            $  1,321    $  1,321    $  1,321
Surplus                               7,854       7,781       7,781
Treasury stock (46,174
shares at Sept. 30, 1998;
13,330 shares at
December 31, 1997 and
Sept. 30, 1997)                       (991)       (131)       (131)
Retained earnings:
Unappropriated                       24,990      21,879      20,790
Appropriated for
contingencies                           850         850         850
Accumulated other
comprehensive income                  (852)         199          90
Total shareholders'
equity                             $ 33,172    $ 31,899    $ 30,701
Total liabilities and
shareholders' equity               $428,456    $388,713    $375,871

Belmont Bancorp.
Consolidated Statement of Income
Unaudited ($000s except per share amounts)

                                        Three months ended Sept. 30,
                                              1998      1997
INTEREST INCOME

    Loans and lease financing
        Taxable                               $5,338    $4,984
        Tax-exempt                                68        80
    Investment securities:
        Taxable                                1,894     1,837
        Tax-exempt                               343       342
     Dividends                                    86        84
     Interest on trading securities               25         -
     Interest on fed funds sold                  124        10
        Total interest income                  7,878     7,337

INTEREST EXPENSE
      Deposits                                 3,118     2,574
      Borrowings                               1,163     1,112
         Total interest expense                4,281     3,686
         Net interest income                   3,597     3,651
      Provision for possible loan losses         185       200
      Net interest income after
      provision for possible loan losses       3,412     3,451

NON-INTEREST INCOME
      Trust fees                                 113        27
      Service charges on deposits                193       181
      Other operating income                     239       224
      Investment securities gains (losses)         2       (2)
      Trading profits (losses)                  (39)         -
      Gains (losses) on securities
      available for sale                         673       236
          Total non-interest income            1,181       666

NON-INTEREST EXPENSE
      Salary and employee benefits             1,137       947
      Net occupancy expense of premises          203       199
      Equipment expenses                         245       221
      Other operating expenses                   774       757
          Total non-interest expense           2,359     2,124
          Income before income taxes           2,234     1,993

INCOME TAXES                                     630       570
          Net income                          $1,604    $1,423

PER COMMON SHARE DATA
        Net income per share                  $ 0.31    $ 0.27

Belmont Bancorp.
Consolidated Statement of Income
Unaudited ($000s except per share amounts)

                                       For the Nine Months Ended Sept. 30,
                                              1998      1997
INTEREST INCOME
    Loans and lease financing
        Taxable                               15,789    $13,999
        Tax-exempt                               201        262
    Investment securities:
        Taxable                                5,411      5,553
        Tax-exempt                               978        966
     Dividends                                   249        208
     Interest on trading securities               31          -
     Interest on fed funds sold                  180         63
     Total interest income                    22,839     21,051

INTEREST EXPENSE
      Deposits                                 8,633      7,454
      Borrowings                               3,391      2,875
         Total interest expense               12,024     10,329
         Net interest income                  10,815     10,722
      Provision for possible loan losses         460        555
      Net interest income after
      provision for possible loan losses      10,355     10,167

NON-INTEREST INCOME
      Trust fees                                 350        254
      Service charges on deposits                546        527
      Other operating income                     691        606
      Investment securities gains (losses)         1        (4)
      Trading profits (losses)                   (8)          -
      Gains (losses) on securities
      available for sale                       1,260        590
      Total non-interest income                2,840      1,973
          Income before income taxes           6,324      6,009

INCOME TAXES                                   1,715      1,601
          Net income                         $ 4,609    $ 4,408

PER COMMON SHARE DATA
          Net income per share               $  0.88    $  0.83

Consolidated Statement of Cash Flows
For the Nine Months Ended September 30, 1998
Unaudited ($000s)

                                        1998        1997
Operating Activities:

Net income                                  4,609       4,408
Adjustments to reconcile net income
to net
cash flows provided by operating
activities:
Provision for loan losses                     460         555
Depreciation expense                          579         619
Amortization of investment security
premiums                                    1,533         969
Accretion of investment security
discounts                                   (236)       (174)
Investment and trading securities
(gains) losses                            (1,253)       (586)
Proceeds on sale of securities
available for sale                         77,771      71,098
Purchase of securities available for
sale                                    (140,325)   (119,794)
Proceeds on sale of trading
securities                                  3,252           0
Purchase of trading securities            (5,311)           0
Loss (gain) on sale of fixed assets           (1)         (1)
Gain on sale of loans                       (117)        (59)
Gain on sale of other real estate
owned                                           0         (7)
(Increase) decrease in interest
receivable                                     61       (639)
Increase (decrease) in interest
payable                                       274         146
Others, net                                 2,477     (6,741)
Net cash provided by
operating activities                     (56,227)    (50,206)

Investing Activities:
Net (increase) decrease in federal
funds sold                                (2,091)      24,450
Proceeds from maturities and calls of
investment securities                       3,219       3,119
Principal collected on mortgage-
backed securities                          24,160      12,179
Net (increase) decrease in loans and
leases, net of charge offs               (13,894)    (32,380)
Proceeds on loans sold                     17,035      10,088
Loans purchased                                 0     (9,124)
Recoveries on loans previously
charged off                                    13          13
Proceeds on sale of other real estate
owned                                          39          73
Purchases of fixed assets                   (517)       (776)

                                        1998        1997

Proceeds on sale of fixed assets                1          20
   Net cash used by
   investing activities                    27,965       7,662
Financing Activities:
Net increase (decrease) in deposits        34,922       7,278
Net increase (decrease) in repurchase
agreements                                  (102)     (2,308)
Net increase (decrease) in short-term
borrowings                               (14,635)      29,494
Dividends paid on common stock            (1,498)     (1,167)
Purchase of treasury stock                  (899)       (123)
Issuance of treasury stock                    112           0
Fractional shares purchased in five-
for-four stock split effected in the
form of a stock dividend                        0         (7)
Proceeds on long term borrowings           25,000      12,300
Repayments on long term borrowings       (12,908)     (2,865)
Net cash provided by financing
activities                                 29,992      42,602

Increase (decrease) in cash and
cash equivalents                            1,730          58

Cash and equivalents, beginning            10,265      10,948
Cash and equivalents, ending               11,995      11,006

                                          Accumulated
                                            Other                          Retained Earnings
                                    Compre- Compre-
                                    hensive hensive  Common            Unappro-  Appro-  Treasury
                          Total     Income  Income   Stock    Surplus  priated   priated Stock
Balance, December 31,
1996                      $27,332           ($168)   $1,057   $7,781   $17,820   $850      ($8)
1997 Year-to-date net
income                      4,408    4,408                               4,408
Change in unrealized
loss-securities
available-for-sale            258      258     258
Comprehensive income                $4,666
Purchase of treasury
stock                       (123)                                                         (123)
5-for-4 stock split             0                       264              (264)
Fractional shares
purchased in 5-for-4
stock split                   (7)                                          (7)
Cash dividends
declared:
Common stock
($.221 per share)         (1,167)                                      (1,167)
Balance, September 30,
1997                      $30,701              $90   $1,321   $7,781   $20,790   $850    ($131)

Balance, December 31,
1997                      $31,899             $199   $1,321   $7,781   $21,879   $850    ($131)
1998 Year-to-date net
income                      4,609    4,609                               4,609
Change in unrealized
loss-securities
available-for-sale,
net of reclassification
adjustment (1)            (1,051)  (1,051) (1,051)
Comprehensive income                $3,558
Purchase of treasury
stock                       (899)                                                         (899)
Issuance of treasury
stock                         112                                 73                         39
Cash dividends
declared:
Common stock
($.285 per share)         (1,498)                                      (1,498)
Balance, September 30,
1998                      $33,172           ($852)   $1,321   $7,854   $24,990   $850    ($991)

(1)  Disclosure of reclassification adjustment:

      Unrealized holding losses
      arising during period                  (219)
      Less:  reclassification
      adjustment for gains included
      in net income, net of tax               832
      Net unrealized losses on
      securities                           (1,051)


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

     Related party transactions - The Corporation's and Subsidiaries and their associates were customers of, and had other transactions with, the subsidiary bank in the ordinary course of business during 1998. All loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility.

     Per share data has been restated in previous periods for a 5 for 4 common stock split payable in the form of a 25% common stock dividend paid in July 1997 and a 2-for-1 common stock split payable in the form of a 100% common stock dividend on May 22, 1998.

Forward Looking Statements

     Certain sections of this report may contain forward looking statements and can be identified by the use of such words as "anticipates," "expects," "estimates," and similar expressions. These statements are subject to certain risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from the current statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SUMMARY

     The third quarter of 1998 added another quarter of solid earnings to Belmont Bancorp.'s year to date performance. The net income of Belmont Bancorp. for the third quarter of 1998 increased 12.72% to $1,604,000, compared to $1,423,000 in the third quarter of 1997. Results for the third quarter remained strong with return on common shareholders' equity (ROE) at 19.14% campared to 18.82% for the same quarter last year. Earnings per common share were $0.31 for the quarter, up from $0.27 per share during the comparable quarter last year.

     For the nine months ended September 30, 1998, net income increased 4.56% to $4,609,000, compared to $4,408,000 for the first nine months of 1997. Earnings per common share for the nine months were $0.88, up $0.05 per share or 6.02% from the first nine months of 1997. ROE for the year to date period was 18.45%.

     The following table presents the return on average shareholders' equity and the return on average assets for comparative periods of 1998 and 1997.

                         Quarter ended        Nine Months ended
                         September 30,        September 30,
($000s)                  1998      1997       1998       1997

Return on average
assets                      1.53%     1.50%      1.52%      1.61%
Return on
shareholders' equity       19.14%    18.82%     18.45%     20.43%

Average assets           $419,477  $378,374   $403,108   $364,112
Average shareholders'
equity                   $ 33,518  $ 30,250   $ 33,307   $ 28,771

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

     Tables 1 and 3, Consolidated Average Balance Sheets and Analysis of Net Interest Income, compares interest revenue and interest earning assets outstanding with interest cost and liabilities outstanding for the nine months and three months ended September 30, 1998, 1997, and 1996. The tables contain net interest income, net interest margin and net interest rate spread for each period. All three of these measures are reported on a taxable equivalent basis.

     The taxable equivalent yield on interest earning assets decreased from 8.43% during the first nine months of 1997 to 8.29% in 1998, a decrease of 14 basis points. (A basis point
(bp) is equivalent to .01%.)   The cost of interest bearing
liabilities increased 19 basis points from 4.55% during the first nine months of 1997 to 4.74% in 1998. The net interest margin (net interest income divided by interest earning assets) declined from 4.40% to 4.03% during the comparative year-to-date periods.

     The taxable equivalent yield on interest earning assets decreased from 8.38% during the third quarter of 1997 to 8.11% in 1998, a decrease of 27 basis points. The cost of interest bearing liabilities rose 15 basis points from 4.63% during the third quarter of 1997 to 4.78% in 1998. The net interest margin decreased 48 basis points from 4.28% to 3.80% during the comparative quarters.

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

TABLE 1. - CONSOLIDATED AVERAGE BALANCE SHEETS AND ANALYSIS OF
NET INTEREST INCOME
(Fully Taxable Equivalent Basis)($000's)
                                                Nine Months Ended September 30,
                                1998                         1997                        1996
                    Average              Average Average              Average Average              Average
                    Out-       Revenue/  Yield/  Out-       Revenue/  Yield/  Out-       Revenue/  Yield/
                    standing   Cost      Rate    standing   Cost      Rate    standing   Cost      Rate
Assets
Interest earning
assets
  Loans and leases  $224,188   $16,084   9.59%   $203,432   $14,385   9.45%   $171,028   $11,987   9.37%
  Securities
    Taxable          122,866     5,836   6.35%    112,583     5,757   6.84%    121,267     6,150   6.78%
    Exempt from
    income tax        24,618     1,235   6.71%     24,940     1,401   7.51%     24,952     1,466   7.86%
   Trading account
   assets                703        31   5.90%          0         0       0          0
  Federal funds
  sold                 4,362       180   5.52%      1,578        63   5.34%        188         7   4.98%
Total interest
earning assets       376,737    23,366   8.29%    342,533    21,606   8.43%    317,435    19,610   8.26%
Cash and due from
banks                 10,795                       10,069                        8,860
Other assets          20,001                       15,630                       14,100

Valuation
allowance-
available for
sale securities        (179)                        (771)                        (725)
Allowance for
possible loan loss   (4,246)                      (3,349)                      (2,872)
Total assets         403,108                      364,112                      336,798

Liabilities
Interest bearing
liabilities
  Interest
  checking            45,369     1,162   3.42%     43,924     1,107   3.37%     37,639       888   3.15%
  Savings             81,865     2,011   3.28%     78,827     1,832   3.11%     79,272     1,808   3.05%
  Other time
  deposits           131,896     5,460   5.53%    114,104     4,516   5.29%    112,334     4,301   5.12%
  Other Borrowings    79,989     3,391   5.67%     66,968     2,874   5.74%     52,198     2,111   5.41%
Total interest
bearing
liabilities          339,119    12,204   4.74%    303,823    10,329   4.55%    281,443     9,108   4.33%
Demand deposits       29,535                       29,399                       27,144
Other liabilities      1,147                        2,119                        2,252
Total liabilities    369,801                      335,341                      310,839
Shareholders' Equity  33,307                       28,771                       25,959
Liabilities and
shareholders' equity 403,108                      364,112                      336,798
Net interest income/
margin on a
taxable equivalent
basis                           11,342   4.03%               11,277   4.40%               10,502   4.42%
Net interest rate
spread                                   3.55%                        3.89%                        3.93%
Interest bearing
liabilities
to interest
earning assets                          90.01%                       88.70%                       88.66%

TABLE 2. - ANALYSIS OF NET INTEREST INCOME CHANGES
(Taxable Equivalent Basis) ($000's)

                                Nine Months Ended September 30, 1998
                         1998 Compared to 1997         1997 Compared to 1996
                      Volume  Yield   Mix   Total    Volume  Yield  Mix  Total
Increase (Decrease)
in Interest Income
  Loans and Leases     1,468    210     22  1,700     2,271   107    20  2,398
  Securities
    Taxable              526  (409)   (37)     80     (440)    51   (4)  (393)
    Exempt from
    Income Taxes        (18)  (150)      -  (168)       (1)  (64)     -   (65)
  Trading account
  assets                   -      -     31     31         -     -     -      -
  Federal Funds Sold     111      2      4    117        52     1     4     57

Total Interest
Income Change          2,087  (347)     20  1,760     1,882    95    20  1,997
Increase (Decrease)
in Interest Expense
 Interest Checking        36     18      1     55       148    61    10    219
  Savings                 71    104      4    179      (10)    34     -     24
  Other Time
  Deposits               704    207     32    943        68   145     2    215
  Other
  Borrowings             559   (35)    (6)    518       597   129    37    763
Total Interest
Expense Change         1,370    294     31  1,695       803   369    49  1,221
Increase (Decrease)
in Net Interest
Income on a Taxable
Equivalent Basis         717  (641)   (11)     65     1,079 (274)  (29)    776
(Increase) Decrease
in Taxable Equivalent
Adjustment                                     28                          (3)
Net Interest Income
Change                                         93                          773

TABLE 3. - CONSOLIDATED AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST
INCOME
(Fully Taxable Equivalent Basis) ($000's)
                                     Three Months Ended September 30,
                           1998                       1997                      1996
                  Average           Average Average            Average Average          Average
                  Out-     Revenue/ Yield/  Out-      Revenue/ Yield/ Out-     Revenue/ Yield/
                 standing  Cost     Rate    standing  Cost     Rate   standing Cost     Rate
Assets
Interest earning
assets
  Loans and
  leases         $223,737  $5,438   9.64%   $214,017  $5,102   9.46%  $178,969 $4,182   9.27%
  Securities
  Taxable         133,726   2,153   6.39%    115,234   1,920   6.61%   121,462  2,049   6.69%
  Exempt from
  income tax       25,907     319   4.89%     26,506     495   7.41%    26,892    541   7.98%
Trading account
assets              1,712      25   5.79%          -      -                  -      -
Federal funds
sold                8,923     124   5.51%        664     10    5.97%        25      0   0.00%
Total interest
earning assets    394,005   8,059   8.11%    356,421  7,527    8.38%   327,348  6,772   8.21%
Cash and due
from banks         10,846                     10,299                     9,064
Other assets       19,520                     15,467                    14,933
Valuation
allowance-
available for
sale securities     (557)                      (289)                   (1,899)
Allowance for
possible loan
loss              (4,337)                    (3,524)                   (2,993)
Total assets      419,477                    378,374                   346,453
Liabilities
Interest bearing
liabilities
Interest
checking           49,797     445   3.55%     45,134    378    3.32%    42,131    356   3.35%
Savings            82,664     688   3.30%     77,953    630    3.21%    79,844    618   3.07%
Other time
deposits          141,042   1,985   5.58%    116,340  1,566    5.34%   108,970  1,410   5.13%
Other
Borrowings         82,159   1,163   5.62%     76,233   1112    5.79%    58,430    817   5.55%
Total interest
bearing
liabilities       355,662   4,281   4.78%    315,660  3,686    4.63%   289,375  3,201   4.39%
Demand deposits    29,199                     30,430                    28,594
Other liabilities   1,098                      2,034                     2,313
Total liabilities 385,959                    348,124                   320,282
Shareholders'
equity             33,518                     30,250                    26,171
Liabilities &
shareholders'
equity            419,477                    378,374                   346,453
Net interest
income
Margin on a
taxable
equivalent basis            3,778   3.80%             3,841    4.28%            3,571   4.33%
Net interest
rate spread                         3.34%                      3.75%                    3.82%
Interest bearing
liabilities
to interest
earning assets                     90.27%                     88.56%                   88.40%

TABLE 4. - ANALYSIS OF NET INTEREST INCOME CHANGES
(Taxable Equivalent Basis) ($000's)

                                   Three Months Ended September 30,
                          1998 Compared to 1997        1997 Compared to 1996
                      Volume  Yield   Mix   Total   Volume  Yield   Mix   Total
Increase (Decrease)
in Interest Income
  Loans and Leases     232      100      5    337     819     84    17      920
  Securities
    Taxable            308     (65)   (10)    233   (105)   (25)     2    (128)
    Exempt from
    Income Taxes      (11)    (169)      4  (176)     (8)   (39)     1     (46)
  Trading account
  assets                 -        -     25     25       -      -     -        -
  Federal Funds Sold   124      (1)   (10)    113       -      -    10       10
Total Interest
Income Change          653    (135)     14    532     706     20    30      756
 Increase (Decrease)
 in Interest Expense
  Interest Checking     39       25      3     67      25    (3)     -       22
  Savings               38       19      1     58    (15)     27     -       12
  Other Time
  Deposits             333       71     15    419      95     57     4      156
  Other
  Borrowings            86     (33)    (2)     51     249     35    11      295
Total Interest
Expense Change         496       82     17    595     354    116    15      485
Increase (Decrease)
in Net Interest
Income on a Taxable
Equivalent Basis       157    (217)    (3)   (63)     352   (96)    15      271
(Increase) Decrease
in Taxable
Equivalent
Adjustment                                      9                             5
Net Interest Income
Change                                       (54)                           276

OTHER OPERATING INCOME

     Other operating income, excluding securities gains and losses, increased 22.3%, or $309,000, and totaled $1,696,000 for the first nine months of 1998, compared to $1,387,000 for the respective period last year. Changes in various categories of other income are depicted in the table below.

                     Three months ended Sept. 30, Nine months ended Sept. 30
($000s)              1998     1997  % Change      1998     1997     % Change

Trust fees           $  113   $ 27  318.5%        $  350   $  254    37.8%
Service charges on
deposits                193    181    6.6%           546      527     3.6%
Gain on sale of
loans                    47     29   62.1%           117       59    98.3%
Trading gains
(losses)               (39)      0      na           (8)        0       na
Other income            309    195   58.5%           691      547    26.3%
     Subtotal           623    432   44.2%         1,696    1,387    22.3%
Security gains
(losses)                  2    (2)  200.0%             1      (4)   125.0%
Gains (losses)
securities held
for sale                673    236  185.2%         1,260      590   113.6%
     Total           $1,298   $666   94.9%        $2,957   $1,973    49.9%

INVESTMENT SECURITIES

     The amortized cost and estimated market values of
securities held to maturity at September 30, 1998 are as
follows:
                                         Gross      Gross      Estimated
                               Amortized Unrealized Unrealized Market
($000s)                        Cost      Gains      Losses     Value
U.S. Treasury securities and
obligations of
U.S. Government
corporations and agencies      $ 2,256   $  0       $16        $ 2,240
Obligations of states and
political subdivisions           4,334    245         2          4,577
Mortgage-backed securities       7,023     84        30          7,077
     Total                     $13,613   $329       $48        $13,894

Included above in U.S. Government corporations and agencies is a structured note with a book value of $2,256,000 and a market value of $2,240,000 which matures in the year
2000.

     The amortized cost and estimated market values of securities available for sale at September 30, 1998 are as follows:

                                            Gross      Gross      Estimated
                                Amortized   Unrealized Unrealized Market
($000s)                         Cost        Gains      Losses     Value
U.S. Treasury securities and
obligations of
U.S. Government
corporations and agencies       $ 15,218    $  1       $   78     $ 15,141
Obligations of states and
political subdivisions             8,037      48            4        8,081
Mortgage-backed securities        90,940     281        1,231       89,990
Mortgage derivatives              31,893      91          243       31,741
Marketable equity securities       5,310       0          132        5,178
Corporate debt                     6,530      29           52        6,507
     Total                      $157,928    $450       $1,740     $156,638

Included above in U.S. Government corporations and agencies is a structured note with a book value of $1,925,000 and a market value of $1,884,000 which matures in the year
2005.

     The mortgage derivatives are comprised solely of collateralized mortgage obligations (CMOs) including one principal only CMO issued by FNMA with a book value of $81,000 and an estimated market value of $79,000. Privately issued CMOs included in the table above have a book value of $6,519,000 and an estimated market value of $6,544,000. Credit risk on privately issued CMOs and corporate debt is evaluated based upon independent rating agencies and on the underlying collateral of the obligation. At September 30, 1998, no privately issued bonds from any issuer exceeded ten percent of shareholders' equity.

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

                  Three months ended Sept. 30,    Nine months ended Sept. 30,
($000s)           1998   1997    % Change         1998   1997    % Change

Salaries and
wages             $  889 $  737  20.6%            $2,466 $2,000  23.3%
Employee benefits    248    210  18.1%               800    627  27.6%
Net occupancy
expense              203    199   2.0%               608    583   4.3%
Equipment expense    245    221  10.9%               721    688   4.8%
Other operating
expenses             774    757   2.2%             2,276  2,233   1.9%
     Total        $2,359 $2,124  11.1%            $6,871 $6,131  12.1%

Increases in employee related costs resulted from the expansion of the asset management area and the branch network. Staff additions were also made in credit administration. Full time equivalent employees decreased from 142 at the end of September 1997 to 140 at the third quarter of 1998. Assets managed per full time equivalent employee increased from $2.6 million to $3.1 million.

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

     For the nine months of 1998, $460,000 was added to the allowance and charged to expense compared to $555,000 in 1997. At September 30, 1998, the allowance for possible loan losses to total loans and leases was 2.01% compared to 1.67% last year. The ratio of the Allowance for Possible Loan Losses to underperforming assets increased to 981.54% at September 30, 1998 from 304.14% last year. The following table details the Allowance for Possible Loan Losses and also includes various loan charge off statistics for 1998 and 1997.

                            Three months ended   Nine months ended
                                  Sept. 30,            Sept. 30,
($000s)                        1998     1997       1998       1997
Balance, beginning of period   $  4,307 $  3,474   $  4,134   $  3,153
Provision for possible loan
losses                              185      200        460        555
Loans charged-off                    27        6        141         50
Recoveries on loans
previously charged-off                1        3         13         13
     Net charge offs                 26        3        128         37

Balance, end of period         $  4,466 $  3,671   $  4,466   $  3,671

Loans and leases outstanding                       $221,716   $220,188
Average loans and leases       $223,737 $214,017   $224,188   $203,432
Annualized net charge offs
as a percent of:
   Average loans and leases       0.05%    0.01%      0.11%      0.04%
   Total loans at end of
   period                                             0.12%      0.03%
   Reserve for possible loan
   losses                         2.33%    0.33%      5.73%      2.02%
Reserve for possible loan
losses to:
   Average loans and leases       2.00%    1.72%      1.99%      1.80%
   Total loans at end of
   period                                             2.01%      1.67%
   Under-performing assets                          981.54%    304.14%

UNDER-PERFORMING ASSETS

     Under-performing assets consist of (1) non-accrual loans, leases and debt securities on which the ultimate collectibility of the full amount of interest is uncertain, (2) loans and leases past due ninety days or more as to principal or interest and (3) other real estate owned. A summary of under-performing assets at September 30 follows:

Under-performing assets               Sept. 30,
($000s)                             1998   1997
Non-accrual loans and leases        $ 449   $1,175
Ninety days past due loans
and leases still accruing interest      6       11
Other real estate owned                 0       21
     Total                          $ 455   $1,207

Restructured loans and
leases included
in above totals                     $  30   $  537
Restructured loans and
leases in compliance with
modified terms                      1,642       63

LONG TERM DEBT

     Long term debt consists of advances from the Federal Home
Loan Bank detailed in the table below.

                          Amount    Current
Type                      ($000s)   Rate      Maturity

Fixed rate advance          5,000   6.10%      9/17/99
Fixed rate advance          5,000   6.20%      9/17/00
Fixed rate advance         10,000   6.56%      10/1/07
Six month convertible
advance                    30,000   5.09%     12/10/07
Three year convertible
advance                     7,000   5.60%      4/30/08
Three year convertible
advance                     8,000   5.46%      6/19/08
Three year convertible
advance                    10,000   4.76%      9/24/08
Fixed rate, amortizing
advance                        36   5.55%     12/22/98
Fixed rate, amortizing
advance                     1,641   6.05%     11/18/01
Fixed rate, amortizing
advance                     2.200   6.85%       8/1/12
Fixed rate, amortizing
advance                       116   5.80%      12/1/05
Fixed rate, amortizing
advance                     1,106   6.85%       6/6/11
Fixed rate, amortizing
advance                       103   6.75%       6/6/11
Fixed rate, amortizing
advance                       641   6.85%      6/12/11
Fixed rate, amortizing
advance                       636   6.25%      11/1/17
Fixed rate, amortizing
advance                       247   6.95%      8/31/15
                          $81,726

CAPITAL RESOURCES

     At September 30, 1998, shareholders' equity was
$33,172,000 compared to $31,899,000 at December 31, 1997 and
$30,701,000 at September 30, 1997. The following table presents various capital ratios as of September 30:

September 30,                 1998   1997
Average shareholder's
equity to :
  Average assets               8.3%   7.9%
  Average deposits            11.5%  10.8%
  Average loans and
  leases                      14.9%  14.1%
Primary capital                8.8%   9.1%
Risk-based capital
ratio:
   Tier 1                     12.0%  11.9%
   Total                      13.2%  13.2%
Leverage ratio                 7.8%   8.0%

The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The guidelines also define and set minimum capital requirements (risk-based capital ratios).
Banks are required to have core capital (Tier 1) of at least 4.0% of risk-weighted assets and total capital of 8.0% of risk-weighted assets. Tier 1 capital consists principally of shareholders' equity less goodwill, while total capital consists of core capital, certain debt instruments and a portion of the reserve for possible loan losses. At September 30, 1997, the Corporation had a Tier 1 capital ratio of 11.8% and a total capital ratio of 13.2%, well above regulatory minimum requirements.

     National banks are required to maintain Tier 1 capital in an amount equal to at least 3.0% of adjusted total assets, referred to as a total assets leverage ratio. At September 30, 1998, the Corporation's leverage ratio was 7.8%.

Year 2000 Readiness

     The Corporation initiated the process of preparing its computer systems and applications for the Year 2000 during 1997. The Year 2000 Readiness Team completed their assessment of the systems which may be affected by the Year 2000 issue. The Corporation is replacing its mainframe computer with a Year 2000 compliant system in December 1998. The expense associated with this installation will not impact expenses, because the present mainframe was fully depreciated in August 1998. Management expects testing for Year 2000 functionality to be substantially complete by the middle of January 1999. A company-wide contingency plan has been prepared for each department to address mission critical systems in the event of any system problem not discovered during the assessment, testing and validation phases.

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

                         Belmont Bancorp.
                         (Registrant)


November 10, 1998        s/J. Vincent Ciroli, Jr.
                         J. Vincent Ciroli, Jr.
                         President & CEO