Form 10-Q/A
period 1998-09-30
BELMONT BANCORP
filed 1998-11-16
CIK 726294

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

Belmont Bancorp.
Consolidated Balance Sheet
Unaudited ($000s except per share amounts)

                                   Sept. 30,   Dec. 31,     Sept. 30,
                                   1998        1997         1997
ASSETS

    Cash and due from banks        $ 11,995    $ 10,265     $11,006
    Federal funds sold                2,091           -           -
    Assets held for trading           2,455           -           -
    Securities available for
    sale at market value            156,638     121,156     115,024
    Securities held to maturity      13,613      15,955      16,583
    Loans held for sale               1,272         884           -
    Loans                           220,444     224,016     220,188
    Less allowance for possible
    loan losses                     (4,466)     (4,134)     (3,671)
    Net loans                       215,978     219,882     216,517
    Premises and equipment, net       7,339       7,401       7,397
    Accrued income receivable         2,525       2,586       2,560
    Other assets                     14,550      10,564       6,764
          Total Assets             $428,456     388,713     375,871

LIABILITIES
Non-interest bearing
deposits
Demand                             $ 25,861    $ 29,987    $ 29,764
Interest-bearing deposits:
Demand                               47,266      33,463      41,937
Savings                              83,860      79,829      79,234
Time                                141,843     120,629     117,882
Total deposits                      298,830     263,908     268,817
Securities sold under
repurchase agreements                 5,154       5,256       5,972
Short-term borrowings                     -      14,635      39,494
Long term debt                       81,726      69,635      29,111
Accrued interest on
deposits and other borrowings         1,005         731         810
Other liabilities                     8,569       2,649         966
Total liabilities                  $395,284    $356,814    $345,170

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

Belmont Bancorp.
Consolidated Statement of Income
Unaudited ($000s except per share amounts)

                                       For the Nine Months Ended Sept. 30,
                                              1998      1997
INTEREST INCOME
    Loans and lease financing
        Taxable                               15,789    $13,999
        Tax-exempt                               201        262
    Investment securities:
        Taxable                                5,411      5,553
        Tax-exempt                               978        966
     Dividends                                   249        208
     Interest on trading securities               31          -
     Interest on fed funds sold                  180         63
     Total interest income                    22,839     21,051

INTEREST EXPENSE
      Deposits                                 8,633      7,454
      Borrowings                               3,391      2,875
         Total interest expense               12,024     10,329
         Net interest income                  10,815     10,722
      Provision for possible loan losses         460        555
      Net interest income after
      provision for possible loan losses      10,355     10,167

NON-INTEREST INCOME
      Trust fees                                 350        254
      Service charges on deposits                546        527
      Other operating income                     691        606
      Investment securities gains (losses)         1        (4)
      Trading profits (losses)                   (8)          -
      Gains (losses) on securities
      available for sale                       1,260        590
      Total non-interest income                2,840      1,973

NON-INTEREST EXPENSE
      Salary and employee benefits             3,266      2,627
      Net occupancy expense of premises          608        583
      Equipment expenses                         721        688
      Other operating expenses                 2,276      2,233
          Total non-interest expense           6,871      6,131
          Income before income taxes           6,324      6,009

INCOME TAXES                                   1,715      1,601
          Net income                         $ 4,609    $ 4,408

PER COMMON SHARE DATA
          Net income per share               $  0.88    $  0.83

Consolidated Statement of Cash Flows
For the Nine Months Ended September 30, 1998
Unaudited ($000s)

                                        1998        1997
Operating Activities:

Net income                                  4,609       4,408
Adjustments to reconcile net income
to net
cash flows provided by operating
activities:
Provision for loan losses                     460         555
Depreciation expense                          579         619
Amortization of investment security
premiums                                    1,533         969
Accretion of investment security
discounts                                   (236)       (174)
Investment and trading securities
(gains) losses                            (1,253)       (586)
Proceeds on sale of securities
available for sale                         77,771      71,098
Purchase of securities available for
sale                                    (140,325)   (119,794)
Proceeds on sale of trading
securities                                  3,252           0
Purchase of trading securities            (5,311)           0
Loss (gain) on sale of fixed assets           (1)         (1)
Gain on sale of loans                       (117)        (59)
Gain on sale of other real estate
owned                                           0         (7)
(Increase) decrease in interest
receivable                                     61       (639)
Increase (decrease) in interest
payable                                       274         146
Others, net                                 2,477     (6,741)
Net cash provided by
operating activities                     (56,227)    (50,206)

Investing Activities:
Net (increase) decrease in federal
funds sold                                (2,091)      24,450
Proceeds from maturities and calls of
investment securities                       3,219       3,119
Principal collected on mortgage-
backed securities                          24,160      12,179
Net (increase) decrease in loans and
leases, net of charge offs               (13,894)    (32,380)
Proceeds on loans sold                     17,035      10,088
Loans purchased                                 0     (9,124)
Recoveries on loans previously
charged off                                    13          13
Proceeds on sale of other real estate
owned                                          39          73
Purchases of fixed assets                   (517)       (776)
Proceeds on sale of fixed assets                1          20
   Net cash used by
   investing activities                    27,965       7,662
Financing Activities:
Net increase (decrease) in deposits        34,922       7,278
Net increase (decrease) in repurchase
agreements                                  (102)     (2,308)
Net increase (decrease) in short-term
borrowings                               (14,635)      29,494
Dividends paid on common stock            (1,498)     (1,167)
Purchase of treasury stock                  (899)       (123)
Issuance of treasury stock                    112           0
Fractional shares purchased in five-
for-four stock split effected in the
form of a stock dividend                        0         (7)
Proceeds on long term borrowings           25,000      12,300
Repayments on long term borrowings       (12,908)     (2,865)
Net cash provided by financing
activities                                 29,992      42,602

Increase (decrease) in cash and
cash equivalents                            1,730          58

Cash and equivalents, beginning            10,265      10,948
Cash and equivalents, ending               11,995      11,006

                                          Accumulated
                                            Other                          Retained Earnings
                                    Compre- Compre-
                                    hensive hensive  Common            Unappro-  Appro-  Treasury
                          Total     Income  Income   Stock    Surplus  priated   priated Stock
Balance, December 31,
1996                      $27,332           ($168)   $1,057   $7,781   $17,820   $850      ($8)
1997 Year-to-date net
income                      4,408    4,408                               4,408
Change in unrealized
loss-securities
available-for-sale            258      258     258
Comprehensive income                $4,666
Purchase of treasury
stock                       (123)                                                         (123)
5-for-4 stock split             0                       264              (264)
Fractional shares
purchased in 5-for-4
stock split                   (7)                                          (7)
Cash dividends
declared:
Common stock
($.221 per share)         (1,167)                                      (1,167)
Balance, September 30,
1997                      $30,701              $90   $1,321   $7,781   $20,790   $850    ($131)

Balance, December 31,
1997                      $31,899             $199   $1,321   $7,781   $21,879   $850    ($131)
1998 Year-to-date net
income                      4,609    4,609                               4,609
Change in unrealized
loss-securities
available-for-sale,
net of reclassification
adjustment (1)            (1,051)  (1,051) (1,051)
Comprehensive income                $3,558
Purchase of treasury
stock                       (899)                                                         (899)
Issuance of treasury
stock                         112                                 73                         39
Cash dividends
declared:
Common stock
($.285 per share)         (1,498)                                      (1,498)
Balance, September 30,
1998                      $33,172           ($852)   $1,321   $7,854   $24,990   $850    ($991)

(1)  Disclosure of reclassification adjustment:

      Unrealized holding losses
      arising during period                  (219)
      Less:  reclassification
      adjustment for gains included
      in net income, net of tax               832
      Net unrealized losses on
      securities                           (1,051)


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

                         Belmont Bancorp.
                         (Registrant)


November 16, 1998        s/J. Vincent Ciroli, Jr.
                         J. Vincent Ciroli, Jr.
                         President & CEO