Form 10-K
period 1998-12-31
BELMONT BANCORP
filed 1999-03-26
CIK 726294

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-K

(Mark one)

X      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the period from _____________ to _________________

Commission file number 0-12724

                        BELMONT BANCORP.
                 (Name of issuer in its charter)
                  Ohio (State of Incorporation)
                I.R.S. Employer ID No. 34-1376776
                         325 MAIN STREET
                     BRIDGEPORT, OHIO  43912
            (Address of principal executive offices)
                    Telephone (740)-695-3323

Securities registered under Section 12(b) of the Exchange Act:
NONE

Securities registered under Section 12(g) of the Exchange Act:

     Title of each class:               Name of each exchange on
                                        which registered:
     Common stock, $0.25 par value      NASDAQ SmallCap Market

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes X         No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge. In definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K.X

Aggregate market value of voting stock held by nonaffiliates as of March 5, 1999 - $95,304,000.
There were 5,222,152 shares of $0.25 par value, common stock outstanding as of March 5, 1999.

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of the Registrant dated March 19,
1999 are incorporated in Items 10, 11, 12, and 13.  The Annual
Report of the Registrant is incorporated by reference in Items 5, 6, 7, and 8.

                          PART I

Forward-looking Statements

     This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, that involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. These factors include the economic environment, competition, products and pricing in geographic and business areas in which the Corporation operates, prevailing interest rates, changes in government regulations and policies affecting financial services companies, credit quality and credit risk management, changes in the banking industry including the effects of consolidation resulting from possible mergers of financial institutions, acquisitions and integration of acquired businesses. The Corporation undertakes no obligation to release revisions to these forward-looking statements or reflect events or circumstances after the date of this report.

     The data presented herein should be read in conjunction with the audited Consolidated Financial
Statements incorporated by reference.

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

BELMONT NATIONAL BANK

     Belmont National Bank resulted from the merger on January 2, 1959, of the First National Bank of St.
Clairsville, and the First National Bank of Bridgeport.
Both banks were organized as national associations prior to the turn of the century. Belmont National
Bank operates through a network of thirteen branches located in Belmont, Harrison and Tuscarawas Counties in Ohio and Ohio County in West Virginia. The main office is located in the Woodsdale section of Wheeling, West
Virginia.  In addition to its main office in West
Virginia, the Bank operates a branch in the Elm Grove section of Wheeling. Branch locations in Belmont
County, Ohio include St. Clairsville, Bridgeport,
Lansing, Shadyside, Ohio Valley Mall, Bellaire and
Plaza West, St. Clairsville. The Harrison County branch is located in Cadiz, Ohio. Branches in Tuscarawas County are located in New Philadelphia,
Ohio. The three New Philadelphia offices were acquired on October 2, 1992, when Belmont National Bank acquired the deposits and loans of these offices from Diamond
Savings and Loan.

     Belmont National Bank provides a wide range of retail banking services to individuals and small to medium-sized businesses. These services include various deposit products, business and personal loans, credit cards, residential mortgage loans, home equity loans, and other consumer oriented financial services including IRA and Keogh accounts, safe deposit and night depository facilities. Belmont National Bank also owns automatic teller machines located at branches in Bellaire, Bridgeport, Woodsdale, Elm Grove, Cadiz, the Ohio Valley Mall, Plaza West and New Philadelphia providing 24 hour banking service to our customers.
Belmont National Bank belongs to MAC, a nationwide ATM network with thousands of locations nationwide.
Belmont National Bank offers a wide variety of fiduciary services. The trust department of the Bank administers pension, profit-sharing, employee benefit plans, personal trusts and estates.

BELMONT FINANCIAL NETWORK

     On July 1, 1985, Belmont Bancorp. formed a subsidiary corporation, Belmont Financial Network,
Inc.(BFN). BFN serves as a community development corporation by investing in low income housing projects that provide low income and historic tax credits.

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

 SUPERVISION AND REGULATION

     Belmont Bancorp. is supervised and examined by the Board of Governors of the Federal Reserve system under the Bank Holding Company Act of 1956 (BHCA). The BHCA requires Federal Reserve approval for bank acquisitions and regulates non-banking activities of bank holding companies. Deposits of Belmont Bancorp. are insured by the Federal Deposit Insurance Corporation (FDIC). As a national bank, Belmont National Bank is supervised and examined by the Office of the Comptroller of the Currency (OCC).

     Since September 1995, the BHCA has permitted bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including nationwide and state imposed concentration limits. Banks have been able to branch across state lines by acquisition, merger or new bank charter, since June 1, 1997, if state law expressly permits interstate branching.

     A fundamental principle underlying the Federal
Reserve's supervision and regulation of bank holding companies is that bank holding companies should be a source of managerial and financial strength to their subsidiary banks. Subsidiary banks in turn are to be operated in a manner that protects the overall soundness of the institution and the safety of deposits. Bank regulators can take various remedial measures to deal with banks and bank holding companies that fail to meet legal and regulatory standards.

     The 1989 Financial Reform, Recovery and
Enforcement Act (FIRREA) expanded federal regulatory enforcement powers. The Federal Deposit Insurance
Corporation Improvement Act of 1991 (FDICIA) created five capital-based supervisory levels for banks and requires bank holding companies to guarantee compliance with capital restoration plans of undercapitalized insured depository affiliates. Belmont Bancorp. was considered "well capitalized" under regulatory definitions in effect at December 31, 1998. This is the highest rating presently available.

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

EXECUTIVE OFFICERS

     For information concerning executive officers of Belmont Bancorp. and Belmont National Bank, see Item 10 of Form 10-K.

ITEM 2-PROPERTIES

DESCRIPTION ON PROPERTIES

     In January 1996, the Bank relocated its corporate headquarters to Wheeling, WV. The office is located at 980 National Road and consists of a 14,000 square foot, combination one and two story masonry block building.
Approximately half of the space is leased to a tenant.
In addition, the Bank transacts business in the following branch locations:

     St. Clairsville Office-This office consists of a two story brick building owned by the Bank with attached drive-in facilities. The building consists of 9,216 square feet which houses the commercial bank operations and the executive and human resources offices.

     Mall Office-This office is located at the Ohio
     Valley Mall, a major shopping mall located two miles east of St. Clairsville, Ohio. The office consists of a 1,400 square foot office located along the perimeter of the Mall at the main entrance. An automatic teller machine is located at the drive-in facility.

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

                        PART II

ITEM 5-MARKET FOR THE REGISTRANT'S COMMON STOCK AND
RELATED SHAREHOLDERS' MATTERS

     The number of shareholders of record for the Corporation's stock as of February 26, 1999 was 619.
The closing price of Belmont Bancorp. stock on March 5, 1999 was $18.25 per share.

     Belmont Bancorp.'s common stock has a par value of $0.25 and, since October 1994, has been traded on the Nasdaq SmallCap market.

1998
                           Dividend
Quarter  High    Low       per Share
1st      $26.00  $20.00    $0.085
2nd       28.44   22.25     0.100
3rd       27.25   19.75     0.100
4th       23.50   18.00     0.100
   Total                   $0.385

1997
                           Dividend
Quarter  High    Low       per Share
1st      $11.20  $10.20    $0.068
2nd       12.60   10.40     0.068
3rd       15.00   12.56     0.085
4th       20.75   14.50     0.085
   Total                   $0.306

     The tables above show its high and low market prices and dividend information for the past two years.
Market prices and cash dividends paid per share have been restated to reflect the effect of a 5-for 4 common stock split effected in the form of a 25% common stock dividend paid July 1, 1997 and a 2-for-1 common stock split effected in the form of a 100% common stock dividend paid May 22, 1998.

     Information regarding the limitations on dividends available to be paid can be located in Footnote 16 of the Notes to the Consolidated Financial Statements in the Corporation's Annual Report (Exhibit B).

     Treasury stock is accounted for using the cost method. There were 66,174 shares and 13,330 shares held in treasury on December 31, 1998 and 1997, respectively.

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

RESULTS OF OPERATIONS

SUMMARY

     For 1998, net income increased 3.4% from the previous year; net income for the year ended 1997 increased 18.9% compared to 1996. Net income per common share for 1998 was $1.17 compared to $1.13 per common share in 1997 and $0.94 in 1996. Return on average common shareholders' equity was 18.45% for 1998, compare to from 20.21% in 1997 and 19.55% in 1996. The
Corporation's net income to average assets, referred to as return on assets, was 1.49% for the year ended 1998 compared to 1.62% last year and 1.49% during 1996.
Operating income consists of earnings before income taxes, minus net investment gains and gains on sale of real estate, or plus net investment losses. Operating income decreased by $172,000 or 2.6% from 1997 to 1998.
The table below summarizes earnings performance for the past three years.

($000s) except per share     1998    1997    1996
data
Operating income             $6,395  $6,567  $6,382
Net income                    6,147   5,945   5,002

Net income per share         $ 1.17  $ 1.13  $ 0.94

Return on average assets      1.49%   1.62%   1.49%
Return on average common
equity                       18.45%  20.21%  19.55%
Return on average total
equity                       18.45%  20.21%  19.05%

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

     The Consolidated Average Balance Sheets and
Analysis of Net Interest Income Changes included in the
Corporation's annual report (Exhibit B), compare interest revenue and interest earning assets outstanding with interest cost and liabilities outstanding for the years ended December 31, 1998, 1997, and 1996, and computes net interest income, net interest margin and net interest rate spread for each period. All three of these measures are reported on a taxable equivalent basis.

     The Corporation's net interest income declined by 0.2%, or $34,000, on a taxable equivalent basis during 1998 compared to the same period last year. During
1998, the Corporation's average interest-earning assets grew by approximately $41.9 million, up 12.1% from 1997.

     The yield on interest earning assets was down 28
basis points from 8.43% in 1997 to 8.15% in 1998.  The
cost of interest bearing liabilities rose 15 basis
points from 1997 to 1998. Consequently, the net
interest rate spread decreased from 3.84% during 1997
to 3.42% during 1998.   The taxable equivalent net
interest margin was 3.89% during 1998 compared to 4.37% for 1997 and 4.45% during 1996.

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

     This table shows that the decrease in the Corporation's net interest income during the year-to-date periods presented from 1997 to 1998 was generated by a decline in yields on earning assets and higher funding costs.

OTHER OPERATING INCOME

     Other operating income excluding securities gains and a gain on sale of real estate, increased 11.7% and totaled $2,245,000 in 1998, compared to $2,010,000 in
1997 and $1,861,000 in 1996. The table below shows the dollar amounts and growth rates of the components of other operating income.

                                    1998             1997           1996
($000s)                         Total   Change   Total   Change     Total
Trust income                    $  463   -0.64%  $  466    -7.17%   $  502
Service charges on deposits        752    6.36%     707     7.12%      660
Gain on sale of loans              144   58.24%      91    26.39%       72
Trading profits (losses)            62       na       -        na        -
Recovery on class action
lawsuit                              -       na       -  -100.00%       27
Other income                       824   10.46%     746    24.33%      600
   Subtotal                      2,245   11.69%   2,010     8.01%    1,861
Investment securities gains
(losses)                             -  100.00%     (3)  -200.00%      (1)
Gains (losses) on securities
available for sale               1,338   66.83%     802   102.02%      397
Gain on sale of real estate        383       na       -        na        -
   Total                        $3,966   41.19%  $2,809    24.46%   $2,257

     Gains on sale of loans contributed $144,000 to noninterest income during 1998, up from $91,000 in 1997. The Corporation utilizes the secondary mortgage market to divest itself of fixed rate mortgage loans with rates below a target rate for purposes of managing the interest rate risk associated with these loans.
Servicing rights were retained on the loans sold.  The
Corporation continues to utilize the secondary market as a means of offering competitively priced mortgage loan products without retaining the interest rate risk associated with long term, fixed rate product. At
December 31, 1998 mortgage loans serviced for others totaled approximately $38.2 million.

     Losses on investments held in the maturity portfolio during 1997 and 1996 occurred as a result of calls on municipal bonds in the portfolio. These losses totaled $3,000 during 1997 and $1,000 during 1996. Net gains were realized on securities available for sale during 1998 totaling $1,338,000 compared to gains of $802,000 during 1997 and $397,000 during 1996.
The related income taxes on securities transactions, including trading and securities available for sale, were $337,000, $174,000, and $104,000 for the years ended 1998, 1997 and 1996, respectively.

OPERATING EXPENSES

     Successful expense control is an essential element in maintaining the Corporation's profitability. The table below details the percentage changes in various categories of expense for the three years ended 1998, 1997, and 1996.

($000s)                1998    % Change      1997    % Change  1996

Salaries and wages     $3,533  16.45%        $3,034   14.66%   $2,646
Employee benefits       1,100  20.35%           914   15.70%      790
Net occupancy expense     824   5.24%           783   14.14%      686
Equipment expense         933  -1.48%           947   15.91%      817
FDIC insurance             65   1.56%            64  -87.74%      522
Other operating
expenses                3,041   1.71%         2,990    2.15%    2,927
     Total             $9,496   8.75%        $8,732    4.10%   $8,388

Management strives to maintain the Corporation's efficiency ratio at or below 50%. (The efficiency ratio is computed by dividing the sum of fully taxable equivalent net interest margin plus non-interest income by non-interest expenses.) For the year ended 1998, the efficiency ratio was 50.0% compared to 48.8% in 1997 and 51.4% in 1996.

     Salaries and wages included incentive performance bonuses tied to earnings performance totalling $323,000 in 1998, $299,000 during 1997 and $243,000 during 1996.
Salaries and wages were higher in the areas of trust and asset management services, credit administration and data processing due to increased strategic focus on asset management services, loan portfolio expansion, and fulfillment of vacant positions.

     Other non-interest operating expense includes FDIC insurance assessments. FDIC insurance expense included in other operating expenses was $65,000, $64,000, and $522,000 in 1998, 1997 and 1996, respectively, including a one time, pre-tax assessment on deposits insured through the Savings Association Insurance Fund during the third quarter of 1996 totaling $397,000.

     Taxes, other than payroll and real estate taxes,
included in noninterest expense totaled $493,000 during
1998, up from $426,000 in 1997.   This includes the
Ohio state corporate franchise tax based on the equity of the subsidiary bank.

     Other noninterest expense also includes expense associated with other real estate owned. During 1998 there was no expense associated with other real estate owned. During 1997 this expense was $20,000 compared to $143,000 in 1996. Expenses associated with one property which was disposed of during the fourth quarter of 1996 totaled $140,000.

     In the fourth quarter of 1997, federal income taxes were reduced by $482,000 in historic tax credits associated with a low income housing project that the subsidiary, Belmont Financial Network, invested in as a limited partner. The project contributed $74,000 in low income housing credits (LIHC) during 1998 and is expected to generate approximately $1.6 million in LIHC over the next ten years.

FINANCIAL CONDITION

SECURITIES

     The book values of investments as of December 31, 1998 and 1997 are detailed in Footnote 3 of the Notes to the Consolidated Financial Statements in the Corporation's annual report (Exhibit B).

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

Securities Held to Maturity
December 31, 1998                                                      Over 10 Year
                      Maturity         1-5 Year         6-10 Year      Maturity          Total
                      < 1 year         Maturity         Maturity
($000s)             Amount  Yield   Amount   Yield   Amount   Yield  Amount  Yield  Amount   Yield
U.S. Government
agencies
and
corporations        $  -            $2,255   4.81%   $               $              $ 2,255  4.81%
States and
political
subdivisions (a)     533     5.48%   1,228   8.15%      557   10.00%   1,506 9.57%    3,824  8.61%
Agency mortgage-
backed
securities (b)        87    -2.25%   5,033   6.87%      827    7.98%     490 8.33%    6,437  7.00%

   Total            $620     4.41%  $8,516   6.51%   $1,384    8.79%  $1,996 9.26%  $12,516  7.10%

Securities  Available for Sale (excluding Equity Securities)
December 31, 1998
                                                                           Over 10
                                                                           Year
                       Maturity <       1-5 Year         6-10 Year         Maturity        Total
                       1 year           Maturity         Maturity
($000s)             Amount   Yield   Amount   Yield   Amount    Yield   Amount   Yield  Amount    Yield
U. S. Treasury
securities          $  101   6.32%   $     -          $     -           $     -         $    101  6.32%
U.S. Government
agencies
and
corporations (b)         -                 -           10,455    6.43%        -           10,455  6.43%
States and
political
subdivisions (a)         -                 -              102    7.58%   28,955  7.13%    29,057  7.13%
Corporate debt           -                 -                -             7,340  6.39%     7,340  6.39%
Agency mortgage-
backed
securities (b)       1,307   3.01%    79,263  5.76%     7,654    6.98%    5,478  8.41%    93,702  5.98%
Mortgage
derivative
securities           3,198   9.07%    14,278  5.79%       910   10.10%   20,253  6.77%    38,639  6.68%
Total fair
value               $4,606   7.31%   $93,541   5.76%  $19,121    6.82%  $62,026  7.02%  $179,294  6.35%
Amortized cost      $4,605           $94,555          $19,206           $62,746         $181,112

(a)  Taxable equivalent yields
(b) Maturities of mortgage-backed securities and agency loan pools are based on estimated average life.

     At December 31, 1998, there were no securities of a single issuer, other than U.S. Treasury or other U.S.
government agency securities, which exceeded 10% of shareholders' equity.

     The state and political subdivision portfolio includes approximately $7.0 million zero coupon revenue bonds. These bonds are purchased at a significant discount to par value and the income recognized on the bonds is derived from the accretion of the discount using a method that approximates a level yield.

MARKETABLE EQUITY SECURITIES

     The Corporation held marketable equity securities in its investment portfolio as of December 31, 1998.
In accordance with regulatory requirements, all equity securities were transferred to Securities Available for Sale on January 1, 1994 because these securities do not have a stated maturity. Current accounting principles require that marketable equity securities be recorded at the lower of cost or market value with a corresponding adjustment to reduce shareholders' equity if market value is lower than cost. At December 31, 1998 and 1997, estimated market values approximated original cost.

                                                   Taxable
                                                   Equivalent
December 31, 1998 ($000s)   Cost        Market     Yield
                                        Value
Federal Home Loan Bank
stock                       $5,001      $5,001     7.00%
Corporate Stock                512         513     0.93%
Federal Reserve Bank
Stock                          187         187     6.00%
                            $5,700      $5,701

                                                   Taxable
                                                   Equivalent
December 31, 1997 ($000s)   Cost        Market     Yield
                                        Value
Federal Home Loan Bank
stock                       $4,450      $4,450     7.19%
Corporate Stock                 66          66     5.17%
Federal Reserve Bank
Stock                          187         187     6.00%
                            $4,703      $4,703

LOANS AND LEASES

     The following table shows the history of commercial and consumer loans and leases, including loans held for sale, by major category at December 31.

($000s)                     1998     1997     1996     1995     1994
Commercial loans:
Real estate construction    $    135 $  1,418 $  1,327 $  1,530 $  1,801
Acceptances of other
banks                              0        0        0        0        0
Real estate mortgage          14,719   19,984   25,954   28,744   23,701
Commercial, financial
and agricultural             119,730  109,618   80,554   50,532   38,983
Direct financing leases            0        0        0        3        5
Total commercial loans      $134,584 $131,020 $107,835 $ 80,809 $ 64,490

Consumer loans:
Residential mortgage        $ 58,099 $ 77,995 $ 71,715 $ 69,999 $ 76,094
Installment loans             25,710   14,435    7,626    6,959    5,116
Credit card and other
consumer                       1,020    1,450    1,607    2,190    1,396
Total consumer loans        $ 84,829 $ 93,880 $ 80,948 $ 79,148 $ 82,606

Total loans and leases      $219,413 $224,900 $188,783 $159,957 $147,096

An analysis of maturity and interest rate sensitivity of business loans at the end of 1998 follows:

                                  Under    1 to 5   Over 5
($000s)                           1 Year   Years    Years    Total
Domestic loans:
Real estate construction          $    10  $    15  $   110  $    135
Real estate mortgage                8,655    2,717    3,347    14,719
Commercial, financial
and agricultural                   59,682   46,693   12,885   119,260
Direct financing leases                                             0
   Total business loans (a)       $68,347  $49,425  $16,342  $134,114

Rate sensitivity:
Predetermined rate                $ 4,087  $22,547  $15,443  $ 42,077
Floating or adjustable rate        64,260   26,878      899    92,037
   Total domestic business loans  $68,347  $49,425  $16,342  $134,114

Foreign loans                           0        0        0         0

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

     The allowance for possible loan losses totaled
$4,529,000, or 2.06% of total loans and leases at December 31, 1998. At the end of the previous year, the allowance for possible loan losses was $4,134,000, or 1.84% of total loans and leases. The provision charged to expense during 1998 was $710,000 compared to $1,055,000 in the year ago period.

     Management's allocation of the allowance for possible loan losses for the past five years based on estimates of potential future loan loss is set forth in the table below:

($000s)                    1998    1997    1996    1995    1994
Specific reserves:
Commercial                 $  268  $  560  $  330  $  310  $   10
Mortgage                        0       0      10      10       5
Consumer                       60     161     176       5       7
Criticized loans without
specific allocation           616     470     296     414     315
Provision for loan
categories based on
historical loss
experience:
Commercial                  1,577   1,534   1,197     799     664
Commercial real estate        324     313     269     152     103
Residential mortgage          272     358     328     325     298
Consumer                      322     209     137     143     112
Unallocated                 1,090     529     410     545      23
     Total                 $4,529  $4,134  $3,153  $2,703  $1,537


                                   Reserves as a % of
                                      total loans
($000s)                   1998      1997      1996     1995      1994
Specific reserves:
Commercial                   0.12%     0.25%     0.17%    0.19%     0.01%
Mortgage                     0.00%     0.00%     0.01%    0.01%     0.00%
Consumer                     0.03%     0.07%     0.09%    0.00%     0.00%
Criticized loans without
specific allocation          0.28%     0.21%     0.16%    0.26%     0.21%
Provision for loan
categories based on
historical loss
experience:
Commercial                   0.72%     0.68%     0.63%    0.50%     0.45%
Commercial real estate       0.15%     0.14%     0.14%    0.10%     0.07%
Residential mortgage         0.12%     0.16%     0.17%    0.20%     0.20%
Consumer                     0.15%     0.09%     0.07%    0.09%     0.08%
Unallocated                  0.49%     0.24%     0.23%    0.34%     0.02%
     Total                   2.06%     1.84%     1.67%    1.69%     1.04%

Total loans and leases
outstanding               $219,413  $224,899  $188,783 $159,957  $147,096

     The following table sets forth the five year historical information on the reserve for loan losses:

($000s)                        1998    1997     1996    1995     1994
Balance as of January 1        $4,134  $3,153   $2,703  $1,537   $1,617
Provision of loan losses          710   1,055      465   1,150      805
Adjustment incident to
acquisition                         0       0        0       0        0
Loans charged off:
  Real estate                     133      24       30      25       49
  Commercial                      178      23        0       0      806
  Consumer                         19      43       32      26       85
  Direct financing leases           0       0        0       0        0
Total loans charged-off           330      90       62      51      940

Recoveries of loans
previously
charged-off:
  Real estate                      11       2        2       3       18
  Commercial                        1       1        0       1       29
  Consumer                          3      13       45      18        7
  Direct financing leases           0       0        0      45        1
Total recoveries                   15      16       47      67       55
Net charge-offs
(recoveries)                      315      74       15    (16)      885
Balance at December 31         $4,529  $4,134   $3,153  $2,703   $1,537


($000s)                     1998      1997      1996      1995      1994
Loans and leases
outstanding
at December 31              $219,413  $224,899  $188,783  $159,957  $147,096
Allowance as a percent of
loans and leases
outstanding                    2.06%     1.84%     1.67%     1.69%     1.04%
Average loans and leases    $222,961  $208,265  $174,445  $152,502  $134,952
Net charge-offs as a
percent of average loans
and leases                     0.14%     0.04%     0.01%    -0.01%     0.66%

The following schedule shows the amount of under-performing assets and loans 90 days or more past due but accruing interest.

UNDER-PERFORMING ASSETS
($000s)                        1998    1997       1996    1995   1994
Nonaccrual loans and
leases                         $562    $1,515     $143    $162   $  478
Loans 90 days or more past
due but accruing interest         4        44       74      14       11
Other real estate owned           -        20       66     579      586
   Total                       $566    $1,579     $283    $755   $1,075

In addition to the above schedule of non-performing assets, Management prepares a watch list consisting of loans which Management has determined require closer monitoring to further protect the Corporation against loss. The balance of loans classified by Management as substandard due to delinquency and a change in financial position at the end of 1998 and not included in the table above was $4,746,000. There are no other loans classified for regulatory purposes that would materially impact future operating results, liquidity or capital resources or which management doubts the ability of the borrower to comply with loan repayment terms.

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

CAPITAL RESOURCES

     At December 31, 1998, shareholders' equity was
$33,430,000 compared to $31,899,000 at December 31,
1997, an increase of $1,531,000 or 4.8%. The increase in capital during 1998 was due primarily to the retention of earnings.

     The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The guidelines also define and set minimum capital requirements (risk-based capital ratios). Bank holding companies are required to have core capital
(Tier 1) of at least 4.0% of risk-weighted assets and total capital of 8.0% of risk-weighted assets.
Tier 1 capital consists principally of shareholders' equity less goodwill, while total capital consists of core capital, certain debt instruments and a portion of the reserve for loan losses. At December
31, 1998, the Corporation had a Tier 1 capital ratio of 11.6% and a total capital ratio of 12.9%, well above the regulatory minimum requirements.

     The following table shows several capital and liquidity ratios for the Corporation for the last two years:

December 31                     1998     1997
Average shareholders' equity
to :
  Average assets                 8.06%    8.02%
  Average deposits              11.39%   11.01%
  Average loans and leases      14.94%   14.13%
Primary capital                  8.50%    9.10%
Risk-based capital ratio:
   Tier 1                       11.60%   11.81%
   Total                        12.85%   13.06%
Leverage ratio                   7.64%    8.00%

     National banks must maintain a total assets leverage ratio of at least 3.0%. The total assets leverage ratio is calculated by dividing capital less intangibles into assets, net of intangibles.
In many cases, regulators require an additional cushion of at least 1.0% to 2.0%. At December 31, 1998, the Corporation's Tier One leverage ratio was 7.64%.

     The following table presents dividend payout ratios for the past three years.

                                 1998    1997    1996
Total dividends declared
as a percentage of net income    32.89%  27.17%  26.59%

Common dividends declared
as a percentage of earnings
per common share                 32.91%  27.20%  25.64%

Currently there are no known trends, events or uncertainties that would have a material effect on the Corporation's liquidity, capital resources or results of operations.

LIQUIDITY AND INTEREST RATE SENSITIVITY

     The Corporation meets its liability based needs through the operation of Belmont National Bank's branch banking network that gathers demand and retail time deposits. The Bank also acquires funds through repurchase agreements and overnight federal funds that provide additional sources of liquidity. Total deposits increased by $40.4 million, or 15.3%, from the end of 1997 to 1998. Average deposits increased $25.2 million, or 9.4%, during 1998 compared to 1997.

     The Bank has utilized alternative funding sources to leverage shareholders' equity and improve overall profitability. Sources include the Federal Home Loan
Bank of Cincinnati and various correspondent bank relationships.

     The Bank also has lines of credit with various correspondent banks totaling $6,500,000 which may be used as an alternative funding source; the unused portion of these lines at December 31, 1998 was $4,550,000. In addition, the Bank has a line of credit with the Federal Home Loan Bank of Cincinnati for $30 million; at December 31, 1998, the line was not drawn upon. All borrowings at the Federal Home Loan Bank are subject to eligible collateral requirements.

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

Rate Sensitivity Analysis
December 31, 1998
                                            Maturing or repricing
                                                                               Non-rate
                                                            Total              Sensitive
                        1-30     31-90    91-180   181-356  1 Year    1-5      & Over
                        days     days     days     days     & Over    Years    5 years   Total
Interest earning
assets:
Loans and leases        $58,406  $14,171  $ 7,968  $21,826  $102,371  $60,114  $ 56,928  $219,413
Trading securities      $   955                                  955  $   967  $    359     2,281
Investment securities         0    2,491      648      576     3,715    5,531     3,270    12,516
Securities available
for sale                 14,937    6,816    5,655   28,377    55,785   68,690    60,520   184,995
Total interest
earning assets           74,298   23,478   14,271   50,779   162,826  135,302   121,077   419,205

Interest bearing
liabilities:
Interest checking         5,580                                5,580             36,857    42,437
Savings                  17,077                               17,077             71,188    88,265
Certificates-$100,000
and over                  1,190    2,497    5,482   10,392    19,561    3,987     3,697    27,245
Other time                7,845   14,991   23,398   23,887    70,121   31,405    14,659   116,185
Repurchase agreements                                6,239     6,239                        6,239
Short term borrowings     3,950                                3,950                        3,950
Long term debt                                       5,000     5,000   11,401    75,000    91,401

Total interest
bearing liabilities      35,642   17,488   28,880   45,518   127,528   46,793    201,401  375,722
Rate sensitivity gap     38,656    5,990  -14,609    5,261    35,298   88,509    -80,324   43,483
Cumulative gap          $38,656  $44,646  $30,037  $35,298           $123,807   $ 43,483
Cumulative gap as a
percentage of
interest earning
assets                    9.22%   10.65%    7.17%    8.42%             29.53%     10.37%

Interest bearing checking and savings deposits that have no contractual maturity are scheduled in the table above according to Management's best estimate of their repricing sensitivity to changes in market rates.

Year 2000

     The Corporation is aware of the overall potential impact the 1999 to 2000 calendar changes could present.
The loss of hardware and/or software systems as well as the loss of electricity and/or telecommunications are areas of concern throughout the entire industry. A smooth transition to the Year 2000 is planned with little or no impact to our customer base.

     The Corporation began gathering Year 2000 data in August 1997. A written project plan was researched and delivered during the fourth quarter of 1997. The Year
2000 project plan was presented to the Board of Directors in February 1998 and was approved at the February board meeting. The Year 2000 Project Team was assigned in December 1997 and is comprised of representatives from all affected departments. Monthly meetings are held to review the current project status and to assign various tasks to departments.

     As a financial institution, The Corporation follows Year 2000 guidelines written by the Federal
Financial Institutions Examination Council as well as
OCC Advisory Letters.  Our regulatory agency, the
Office of the Comptroller of the Currency, has completed three extensive examinations of Belmont
National Bank and the Year 2000 plan. The assigned examiner reviews all plans, research, and results on a continual basis.

     The Belmont National Bank Year 2000 plan is comprised of the five Y2K phases: Awareness, Assessment, Renovation, Validation and Implementation.
The Awareness phase consists of the institution being aware of the potential problem(s) that could result from the Year 2000. This phase was completed in December 1997. The Assessment phase was completed in January 1998 and included inventories of all equipment including hardware, software, environmental controls, fax machines, copiers, vault timers, security systems, network systems etc. The Renovation phase, January
1998 through October 1998, consisted of known renovations such as upgrading network routers, servers, and software, and the installation of a new mainframe system. June 1998 through December 1998 was the time frame designated for the Validation phase. This phase consisted of testing the software and hardware at Belmont National Bank. During this phase all "mission critical" systems were tested by changing the date and completing transactions with calculation results validated. From March 1998 through the remainder of 1999 Belmont National Bank will implement new software, hardware and/or any equipment that did not pass all Y2K tests.

     As of January 1999, all "mission critical" systems have been tested. All mission critical systems passed
Year 2000 testing. Other less critical systems that did not pass have been or will be replaced by June
1999. The regulatory agency examiner has reviewed all test results.

     Belmont National Bank has included a customer awareness policy dedicated to maintaining updated communication with our customer base. We provided a project update in June 1998 and issued a new update in February 1999. Both Y2K status reports were available through our WEB site on the internet as well as to customers and employees at all branch locations.

     At its June 1998 meeting, the Loan Committee established a Year 2000 evaluation form, which was included in the lending policy for all new commercial loan applicants. The lending department prepared and distributed Y2K readiness surveys to existing loan customers with aggregate balances greater than $150,000.00. All returned survey responses were evaluated and a rating was assigned to each commercial customer. The customer's Y2K readiness status was reviewed quarterly.

     Year 2000 surveys were also sent to commercial deposit account holders with balances greater than $250,000.00. Senior Management reviewed these surveys and took appropriate action based on a low to high risk rating system.

     Quarterly update reports have been presented to the Board of Directors of the Corporation. In addition, an internal audit is completed each month.
The audit report is presented to the board monthly.

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

ITEM 9 - DISAGREEMENT OF ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                       PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information appearing in Belmont Bancorp.'s definitive proxy statement dated March 19, 1999
(Exhibit C) is incorporated by reference in response to this item.

EXECUTIVE OFFICERS OF THE REGISTRANT AS OF JANUARY 1, 1999:

Name                              Age       Position
J. Vincent Ciroli, Jr.            53        President and
                                            Chief Executive Officer,
                                            Belmont Bancorp. &
                                            Belmont National Bank
William Wallace                   43        Vice President, Belmont Bancorp.;
                                            Executive Vice President & Chief
                                            Operating Officer, Belmont
                                            National Bank
Jane R. Marsh                     37        Secretary, Belmont Bancorp.;
                                            Senior Vice President, Controller &
                                            Cashier, Belmont National Bank

     Each of the officers listed above has been an executive officer of the Corporation or one of its subsidiaries during the past five years.

ITEM 11 - EXECUTIVE COMPENSATION

     The information appearing in Belmont Bancorp.'s definitive proxy statement dated March 19, 1999
(Exhibit C) is incorporated by reference in response to this item.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information appearing in Belmont Bancorp.'s definitive proxy statement dated March 19, 1999
(Exhibit C) is incorporated by reference in response to this item.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information appearing in Belmont Bancorp.'s definitive proxy statement dated March 19, 1999
(Exhibit C) is incorporated by reference in response to this item.
                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 1999.

By  W. Quay Mull II              ________________ BELMONT BANCORP
    W. Quay Mull II, Chairman                     (Registrant)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

John A. Belot
Director

J. Vincent Ciroli, Jr.
Director, President & CEO. Belmont Bancorp.,
Belmont National  Bank

Mary L. Holloway Haning
Director

Charles J. Kaiser, Jr.
Director

John H. Goodman, II
Director

Dana Lewis
Director

Jane R. Marsh
Secretary, Belmont Bancorp. and
Sr. Vice President, Controller
& Cashier, Belmont National Bank

James Miller
Director

Terrence Lee
Director

Tom Olszowy
Director

Keith Sommer
Director

William Wallace
Director & Vice President,
Belmont Bancorp.; Executive Vice
President & COO, Belmont National Bank

Charles A. Wilson, Jr.
Vice Chairman

W. Quay Mull II
Chairman of the Board

W. Quay Mull II
March 15, 1999