Form 10-Q
period 1999-03-31
BELMONT BANCORP
filed 1999-05-17
CIK 726294

U.S. Securities and Exchange Commission
                   Washington, D.C.  20549

                          Form 10-Q

            For the Quarter Ended March 31, 1999

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

               Common Stock, $0.25 par value,
                5,236,534 shares outstanding
                     as of May 10, 1999

FORM 10-Q
BELMONT BANCORP.
Quarter Ending March 31, 1999

INDEX

Part I.  Financial information

Management's report on financial statements

Consolidated Statements of Condition - March 31, 1999,
December 31, 1998, and March 31, 1998

Consolidated Statements of Income-Three Months
Ended March 31, 1999 and March 31, 1998

Consolidated Statements of Cash Flows-Three Months
Ended March 31, 1999 and March 31, 1998

Consolidated Statements of Changes in Shareholders' Equity
Three Months Ended March 31, 1999 and March 31, 1998
Notes to the Consolidated Financial Statements

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

Belmont Bancorp.
Consolidated Balance Sheet
(Unaudited) ($000s except per share amounts)
                                          March 31,  December 31,  March 31,
                                          1999       1998          1998
ASSETS                                               As Restated

    Cash and due from banks               $ 10,307   $  9,439      $ 11,223
    Federal funds sold                           -          -             -
    Loans held for sale                      1,744      1,734         1,713
    Trading securities                       4,953      2,281             -
    Securities available for sale at
    market value                           171,121    184,995       126,758
    Securities held to maturity             11,863     12,516        15,237
    Loans                                  201,626    206,452       222,417
    Less allowance for possible loan
    losses                                 (6,681)    (5,475)       (4,186)
          Net loans                        194,945    200,977       218,231
    Premises and equipment, net              7,524      7,377         7,481
    Other real estate owned                    160          -             -
    Accrued income receivable                3,136      2,731         3,013
    Other assets                            18,321     16,233        10,190
          Total Assets                    $424,074   $438,283      $393,846

LIABILITIES
     Non-interest bearing deposits
           Demand                         $ 25,925   $ 30,219      $ 29,380
     Interest-bearing deposits:
           Demand                           42,905     42,437        46,732
           Savings                          86,898     88,265        81,168
           Time                            139,242    143,430       126,266
           Total deposits                  294,970    304,351       283,546

      Securities sold under repurchase
      agreements                             5,293      6,239         7,801
      Federal funds purchased and other
      short-term borrowings                  2,850      3,950         5,525
      Long term debt                        91,197     91,401        59,410
      Accrued interest on deposits and
      other borrowings                         906        896           814
      Other liabilities                      6,638      6,082         4,316
            Total liabilities             $401,854   $412,919      $361,412


SHAREHOLDERS' EQUITY

Preferred stock - authorized
90,000 shares with
no par value; issued and
outstanding, none                                -          -             -
Common stock  - $0.25 par value,
17,800,000 shares
authorized; 5,288,326 issued at
3/31/99                                   $  1,321   $  1,321      $  1,321
Surplus                                      7,904      7,854         7,854

Treasury stock (51,792 shares at
3/31/99;  66,174 shares at 12/31/98;
26,330 shares at 3/31/98)                  (1,170)    (1,400)         (501)

Retained earnings:
Unappropriated                              14,701     17,938        23,010
Appropriated for
contingencies                                  850        850           850
Accumulated other comprehensive
income (loss)                              (1,386)    (1,199)         (100)
Total shareholders' equity                $ 22,220   $ 25,364      $ 32,434
Total liabilities and
shareholders' equity                      $424,074   $438,283      $393,846

Belmont Bancorp.
Consolidated Statements of Income
(Unaudited) ($000s except per share amounts)

                                     For the Three Months Ended March 31,
                                           1999          1998
INTEREST INCOME

    Loans and lease financing
        Taxable                       $    4,859   $    5,215
        Tax-exempt                            70           66
    Investment securities:
        Taxable                            1,977        1,828
        Tax-exempt                           385          291
     Dividends                                88           81
     Interest on trading
     securities                               52            1
     Interest on fed funds sold               37           39

        Total interest income              7,468        7,521

INTEREST EXPENSE

      Deposits                             2,892        2,660
      Borrowings                           1,355        1,160
         Total interest expense            4,247        3,820
         Net interest income               3,221        3,701
      Provision for possible loan
      losses                               5,735          150
      Net interest income (loss) after
      provision for possible loan
      losses                             (2,514)        3,551

NON-INTEREST INCOME

      Trust fees                             128          109
      Service charges on deposits            187          171
      Other operating income                 225          230
      Investment securities gains
      (losses)                               (1)            -
      Trading profits (losses)              (60)           14
      Gains (losses) on securities
      available for sale                      41          320
      Total non-interest
      income                                 520          844

NON-INTEREST EXPENSE

      Salary and employee benefits         1,082        1,066
      Net occupancy expense of
      premises                               251          199
      Equipment expenses                     229          221
      Other operating expenses               710          740
      Total non-interest
      expense                              2,272        2,226
      Income (loss) before income
      taxes                              (4,266)        2,169
INCOME TAX EXPENSE (CREDIT)              (1,657)          591
           Net income (loss)          $  (2,609)   $    1,578

PER COMMON SHARE DATA

        Net income (loss) per share
          (basic and diluted)         $   (0.50)   $     0.30
        Cash dividend per share       $    0.120   $    0.085
        Book value per share          $     4.24   $     6.16
        Weighted average shares
        outstanding                    5,232,060    5,263,307

Belmont Bancorp.
Consolidated Statement of Cash Flows
For the Three Months Ended March 31
(Unaudited) ($000s)
                                              1999       1998
Operating Activities

Net income                                    $ (2,609)  $  1,578

Adjustments to reconcile net income to net
cash flows provided by operating activities:
Provision for possible loan losses               5,735        150
Depreciation and amortization expense              180        201
Amortization of investment security
premiums                                           862        368
Accretion of investment security discounts
and interest recorded on zero-coupon
securities                                       (114)       (69)
Investment securities (gains) losses                 1          -
(Gains) losses on securities available for
sale                                              (41)      (320)
(Gains) losses on sale of trading assets            60       (14)
Purchase of securities for trading account    (13,132)          -
Proceeds from sale of trading assets            10,243        483
Gain on sale of loans                             (22)       (41)
(Increase) decrease in interest receivable       (405)      (427)

Increase (decrease) in interest payable             10         83
Others, net                                    (1,440)      2,195
Net cash provided (used) by operating
activities                                       (672)      4,187

Investing Activities
Net (increase) decrease in federal funds sold        0          0
Proceeds on sale of securities available for
sale                                            15,709     17,940
Proceeds from maturities and calls of
investment securities                               54      3,107
Purchase of securities available for sale (17,756) (32,970) Principal collected on mortgage-backed
securities                                      15,685      6,139
Net (increase) decrease in loans and
leases, net of charge offs                     (5,387)    (9,940)
Proceeds on sale of loans                        5,539     10,641
Recoveries on loans previously charged off           1         11
Purchases of premises and equipment              (326)      (281)
Proceeds on sale of other real estate owned          0         20
Net cash provided (used) by investing
activities                                      13,519    (5,333)

Financing Activities
Net increase (decrease) in deposits            (9,381)    19,638
Net increase (decrease) in repurchase
agreements                                       (946)     2,545
Net increase (decrease) in short-term
borrowings                                     (1,100)   (9,110)
Payments on long-term debt                       (204)  (10,225)
Purchase of treasury stock                           0     (409)
Proceeds on issuance of treasury stock             280       112
Dividends paid on common and preferred stock (628) (447) Net cash provided (used) by financing
activities                                    (11,979)     2,104

Increase (Decrease) in Cash and Cash
Equivalents                                        868       958
Cash and Equivalents at Beginning of Year        9,439    10,265
Cash and Equivalents at March 31              $ 10,307  $ 11,223

Belmont Bancorp.
Consolidated Statement of Shareholders' Equity
(Unaudited) ($000s except per share amounts)
For the Three Months Ended March 31, 1999 and 1998
                                                      Accumulated
                                            Compre-     Other Compre-                  Retained
                                                                                      Earnings
                                            hensive  hensive  Common           Unappro-  Appro-   Treasury
                                  Total     Income   Income   Stock   Surplus  priated   priated  Stock
Balance, December 31, 1997        $31,899            $ 199    $1,321  $7,781   $21,879   $850     ($131)
1998 Year-to-date net income        1,578    1,578                               1,578
Change in unrealized loss-
securities available-for-
sale, net of reclassification
adjustment                          (299)    (299)   (299)
Comprehensive income                        $1,279
Purchase of treasury stock          (409)                                                          (409)
Issuance of treasury stock            112                                 73                          39
Cash dividends declared:
Common stock ($.085 per
share)                              (447)                                        (447)
Balance, March 31, 1998           $32,434           ($100)    $1,321  $7,854   $23,010   $850     ($501)

Balance, December 31, 1998,
as previously reported            $33,430         ($1,199)    $1,321  $7,854   $26,004   $850   ($1,400)
Prior period adjustment           (8,066)                0         0       0   (8,066)      0          0
Balance as restated, December
31, 1998                           25,364         ( 1,199)     1,321   7,854   17,938     850   ( 1,400)
1999 Year-to-date net income      (2,609)  (2,609)                            (2,609)
Change in unrealized loss-
securities available-for-
sale, net of reclassification
adjustment (1)                      (187)    (187)   (187)
Comprehensive income                       (2,796)
Purchase of treasury stock              0                                                              0
Issuance of treasury stock            280                                 50                         230
Cash dividends declared:
Common stock ($.12 per
share)                              (628)                                        (628)
Balance, March 31, 1999           $22,220         ($1,386)    $1,321  $7,904   $14,701   $850   ($1,170)

(1)  Disclosure of reclassification
adjustment:
Unrealized holding
losses arising during period                 (160)
Less:  reclassification
adjustment for gains included
in net income, net of tax                       27
Net unrealized losses
on securities                                (187)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     The foregoing financial statements are unaudited,
however, in the opinion of Management, all adjustments
necessary for a fair presentation of the financial statements
have been included.   A summary of the Corporation's
significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the Corporation's Annual
Report on Form 10-K for 1998.

     Related party transactions - The Corporation's and it Subsidiaries' directors and officers and their associates were customers of, and had other transactions with, the subsidiary bank in the ordinary course of business during 1999. All loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
SUMMARY

     The Corporation reports a loss of $2.609,000 for the first quarter of 1999, or $0.50 per share, and will restate its fourth quarter of 1998 earnings for a prior period adjustment. The loss and prior period adjustment are attributable to loan relationships with a large commercial borrower (the "Borrower") from New Philadelphia, Ohio. As publicly announced on April 28, 1999, the Borrower, a retailer of manufactured housing, voluntarily and unexpectedly ceased operations at the close of business on April 26, 1999. Belmont National Bank has a significant commercial loan relationship with the Borrower. In addition, the Bank provided temporary interim financing during the construction period for homes for the Borrower's customers.

     In the course of assessing the impact of this event on the Bank, management discovered certain irregularities related to indirect consumer loans which had been obtained from the Bank through the Borrower's finance department.
Restated financial statements as of December 31, 1998 will be issued to shareholders as soon as practical. Previously reported net income for the year ended December 31, 1998 was $6,147,000; earnings for the year will be restated to reflect a loss of $1,919,000 or a loss of $0.37 per share.

     With respect to the consumer loans provided to the Borrower's customers, the Bank advanced the proceeds of the consumer loans directly to the Borrower with the permission of the customer. There were instances where the customer would subsequently cancel the sales contract with Borrower, but the funds were not returned by the Borrower to the Bank. These funds were apparently used by the Borrower to fund its operations. In many instances, the Borrower failed to perform on the retail sales contract even though the Bank had provided the funds to the Borrower so the Borrower could complete the terms of the sales agreement. In addition, the Borrower often failed to payoff the floor-plan lender on the home purchased which has further impacted the Bank's collateral position with respect to the homes. The Bank continues to assess the impact of this segment of its consumer loan portfolio on its current and future operations. Any cancelled sales contracts that were originated prior to 1999 are recognized as a loss during the fourth quarter of 1998 as a prior period adjustment. Also, loss associated with contracts in the progress of construction that were funded prior to 1999 have been recognized as part of the prior period adjustment. Losses on contracts funded during 1999 have been recognized during the first quarter of 1999. In addition, the estimate of loss associated with the commercial loan relationship has been recognized during the first quarter of 1999.

     The remaining indirect consumer loans have been placed on non-accrual status. At March 31, 1999, these loans total $6,672,000 and a reserve in the allowance for loan losses in the amount of $2,147,000 has been allocated to these consumer loans. The current remaining balance on the commercial loan relationship with the Borrower is $3,618,000; these loans are also on non-accrual status and a reserve in the allowance for loan losses in the amount of $1,118,000 has been allocated to the commercial credits.

     The estimates of loss for the first quarter of 1999 and the restatement of earnings for the fourth quarter of 1998 are based on the best information available to management at the present time. Future results of operations may continue to be affected by this situation. The Bank is pursuing a claim with its fidelity bond carrier seeking restitution; the maximum claim permitted by the policy is $4.7 million however there can be no assurance at the present time that the claim will be paid.
     Performance ratios for the first quarter of 1999 and 1998 are presented below:

Three Months Ended
March 31
($000s)                                       1999    1998

Return on average assets                     -2.44%    1.60%
Return on shareholders' equity              -46.79%   18.97%

Average assets                             $427,510 $393,756
Average shareholders' equity                $22,304  $33,279



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

     Table 1, Consolidated Average Balance Sheets and Analysis of Net Interest Income, compares interest revenue and interest earning assets outstanding with interest cost and liabilities outstanding for the three months ended March 31, 1999, 1998 and 1997. The table contains net interest income, net interest margin and net interest rate spread for each period. All three of these measures are reported on a taxable equivalent basis.

     The taxable equivalent yield on interest earning assets decreased from 8.50% during the first quarter of 1998 to 7.81% in 1999, a decrease of 69 basis points. (A basis point
(bp) is equivalent to .01%.) The cost of interest bearing liabilities fell 8 basis points from 4.69% during the first quarter of 1998 to 4.61% in 1999. The net interest margin decreased from 4.28% to 3.49% during the comparative quarters. The net interest margin for the first quarter of 1997 was 4.65%.

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

TABLE 1. - CONSOLIDATED AVERAGE BALANCE SHEETS AND ANALYSIS OF
NET INTEREST INCOME
(Fully Taxable Equivalent Basis) ($000's)

                                     Three Months Ended March 31,
                          1999                  1998               1997
                Average            Average  Average             Average  Average             Average
                Out-      Revenue/ Yield/   Out-      Revenue/  Yield    Out-       Revenue/ Yield
                standing  Cost     Rate     standing  Cost      Rate     standing   Cost     Rate
Assets
Interest
earning assets
Loans and
leases          $203,226  $4,962   9.90%    $225,239  $5,313    9.57%    $193,184   $4,484   9.41%
Securities
Taxable          154,650   2,065   5.42%     116,728   1,908    6.63%      99,570    1,757   7.16%
Exempt from
income tax        33,508     560   6.78%      21,619     424    7.95%      21,211      400   7.65%
Trading
account assets     4,191      52   5.03%          76       1    5.34%           0        0   0.00%
Federal funds
sold               3,124      37   4.80%       2,915      39    5.43%       4,001       52   5.27%
Total interest
earning assets   398,699   7,676   7.81%     366,577   7,685    8.50%     317,966    6,693   8.54%
Cash and due
from banks        10,410                      10,839                       10,024
Other assets      27,169                      20,270                       15,095
Valuation
allowance-
available for
sale
securities       (1,974)                         217                        (577)
Allowance for
possible loan
loss             (6,794)                     (4,147)                      (3,192)
Total assets     427,510                     393,756                      339,316

Liabilities
Interest
bearing
liabilities
Interest
checking          46,998     364   3.14%      44,210     373    3.42%      46,197      392   3.44%
Savings           86,969     677   3.16%      81,638     658    3.27%      79,435      597   3.05%
Other time
deposits         137,682   1,851   5.45%     121,811   1,629    5.42%     111,871    1,455   5.27%
Other
Borrowings       102,087   1,355   5.38%      82,315   1,160    5.72%      43,310      607   5.68%
Total interest
bearing
liabilities      373,736   4,247   4.61%     329,974   3,820    4.69%     280,813    3,051   4.41%
Demand deposits   29,928                      29,239                       28,540
Other
liabilities        1,542                       1,264                        2,132
Total
liabilities      405,206                     360,477                      311,485
Shareholders'
equity            22,304                      33,279                       27,831
Liabilities
& shareholders'
equity           427,510                     393,756                      339,316
Net interest
income
Margin on a
taxable
equivalent basis           3,429   3.49%               3,865    4.28%                3,642   4.65%
Net interest
rate spread                        3.20%                        3.81%                        4.13%
Interest
bearing
liabilities
to interest
earning assets                    93.74%                       90.01%                       88.32%

TABLE 2. - ANALYSIS OF NET INTEREST INCOME CHANGES
(Taxable Equivalent Basis) ($000's)
                                      Three Months Ended March 31
                           1999 Compared to 1998             1998 Compared to 1997
                      Volume  Yield    Mix    Total    Volume  Yield    Mix    Total
Increase (Decrease)
in Interest Income
Loans and Leases      ($519)   $186    ($17)  ($350)   $  744  $   73   $ 12   $829
Securities
Taxable                  620   (349)   (114)     157      303   (129)   (23)    151
Exempt from
Income Taxes             233    (63)    (34)     136        8      16      0     24
Trading Account
Assets                    54       0     (3)      51        0       0      1      1
Federal Funds Sold         3     (4)     (1)     (2)     (14)       2    (1)   (13)
Total Interest
Income Change            391   (230)   (169)     (8)    1,041    (38)   (11)    992
Increase (Decrease)
in Interest Expense
Interest Checking         24    (31)     (2)     (9)     (17)     (2)      0   (19)
Savings                   43    (22)     (2)      19       17      43      1     61
Other Time
Deposits                 212       9       1     222      129      41      4    174
Short Term
Borrowings               279    (67)    (17)     195      547       3      3    553
Total Interest           558   (111)    (20)     427      676      85      8    769
Expense Change
Increase (Decrease)
in Net Interest
Income on a Taxable
Equivalent Basis      ($167)  ($119)  ($149)  ($435)     $365  ($123)  ($19)   $223
(Increase) Decrease
in Taxable
Equivalent
Adjustment                                      (45)                              1

Net Interest Income
Change                                        ($480)                           $224

OTHER OPERATING INCOME

     Other operating income, excluding securities gains and losses, decreased 8.4%, or $44,000, and totaled $480,000 for the first three months of 1999, compared to $524,000 for the respective period last year. The decline in other operating income is attributable to trading losses which totaled $60,000 for the first quarter of 1999 compared to gains of $14,000 for the same period last year. Gains on sales of securities held in the available for sale portfolio generated $41,000 during the first quarter of 1998, down from $320,000. Changes in various categories of other income are depicted in the table below.

                    Three months ended March 31,
($000s)              1999   1998  % Change

Trust fees           $128   $109    17.4%
Service charges on
deposits              187    171     9.4%
Gain on sale of
loans                  22     41   -46.3%
Trading gains
(losses)             (60)     14  -528.6%
Other income          203    189     7.4%
     Subtotal         480    524    -8.4%
Security gains
(losses)              (1)      0       na
Gains (losses)
securities held
for sale               41    320   -87.2%
     Total           $520   $844   -38.4%

INVESTMENT SECURITIES

     The amortized cost and estimated market values of securities held to maturity at March 31, 1999 are as follows:

                                         Gross      Gross       Estimated
                              Amortized  Unrealized Unrealized  Market
($000s)                       Cost       Gains      Losses      Value
U.S. Treasury securities
and obligations of
U.S. Government
corporations and agencies     $ 2,254    $  0       $22         $ 2,232
Obligations of states and
political subdivisions          3,766     218         4           3,980
Mortgage-backed securities      5,843      65        33           5,875
     Total                    $11,863    $283       $59         $12,087

      The amortized cost and estimated market values of securities available for sale at March 31, 1999 are as follows:

                                         Gross      Gross       Estimated
                              Amortized  Unrealized Unrealized  Market
($000s)                       Cost       Gains      Losses      Value
U.S. Treasury securities
and obligations of
U.S. Government
corporations and agencies     $  9,321   $ 10       $   65      $  9,266
Obligations of states and
political subdivisions          41,280      6          794        40,492
Mortgage-backed securities      81,626    217        1,113        80,730
Mortgage derivatives            28,766    110          316        28,560
Corporate trust preferred
securities                       6,529      2          148         6,383
Marketable equity
securities                       5,700    118          128         5,690
     Total                    $173,222   $463       $2,564      $171,121

     Corporate trust preferred securities consist of six separate issues, none with a par value in excess of $2 million. No single privately issued bond exceeded 10% of shareholders equity at March 31, 1999. Market factors and prepayment speeds can have an impact on the yield and average lives of mortgage-backed securities including mortgage derivatives.

OPERATING EXPENSES

     Successful expense control is an essential element to the Corporation's profitability. Occupancy expense was higher during 1999 due to costs associated with vacating a leased branch office inside the Ohio Valley Mall. The Bank expanded its drive-thru facility on the outside perimeter of the Ohio Valley Mall to a full service branch. The following table shows the dollar amounts and growth in various components of operating expenses.

                 Three months ended March 31,
($000s)           1999    1998    % Change

Salaries and
wages             $  791  $  774   2.2%
Employee
benefits             291     292  -0.3%
Net occupancy
expense              251     199  26.1%
Equipment
expense              229     221   3.6%
Other operating
expenses             710     740  -4.1%
     Total        $2,272  $2,226   2.1%

Historically, when comparing the Corporation to various peer groups, the overhead costs of the Corporation have been significantly lower than peer. However, during 1999 the Corporation anticipates expenses associated with the under-performing loans discussed above to have a negative impact on operating expenses. An estimate of these expenses is unknown at the present time.

PROVISION AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

     The Corporation provides as an expense an amount which reflects expected loan losses. This provision is based on the growth of the loan and lease portfolio and on historical loss experience. The expense is called the provision for possible loan losses in the Consolidated Statement of Income. Actual losses on loans and leases are charged against the allowance built up on the Consolidated Balance Sheet through the provision for possible loan losses. The amount of loans and leases actually removed as assets from the Consolidated Balance Sheets is referred to as charge-offs and, after netting out recoveries of previously charged-off assets, becomes net charge-offs.

     For the first three months of 1999, $5,735,000 was added to the allowance and charged to expense compared to $150,000 in 1998 with the increase attributable to the under-performing loans described above.

     At March 31, 1999, the allowance for possible loan losses to total loans and leases was 3.29% compared to 1.87% last year. The ratio of the under-performing assets to the Allowance for Possible Loan Losses was 166.8% at March 31, 1999 compared to 20.2% last year. The following table details the Allowance for Possible Loan Losses and also includes various loan charge-off statistics for 1999 and 1998.

Allowance for Possible Loan Losses

                                   Three months ended March 31,
($000s)                                  1999        1998
Balance as originally
  reported, December 31                $4,529     $  4,134
Prior period adjustment                   945            0
Balance as restated, December 31        5,474        4,134
Provision for possible loan
losses                                  5,735          150
Loans charged-off                       4,529          109
Recoveries on loans
previously charged-off                      1           11
     Net charge offs                    4,528           98

Balance, end of period                 $6,681     $  4,186

Loans and leases outstanding
at period                            $203,370     $224,130
Average loans and leases             $203,226     $225,239

Annualized net charge offs
as a percent of:
   Average loans and leases             8.91%        0.17%
   Total loans at end of
   period                               8.91%        0.17%
   Reserve for possible loan
   losses                             271.10%        9.36%
Reserve for possible loan
losses to:
   Average loans and leases             3.29%        1.86%
   Total loans at end of
   period                               3.29%        1.87%
   Under-performing assets             59.97%      495.38%

     Charge-offs associated with the indirect consumer loans for customers of the Borrower as previously described totaled $2,460,000 during the first quarter of 1999. Charge-offs associated with the commercial loan relationship of the Borrower totaled $1,955,000 during the first quarter of 1999.


UNDER-PERFORMING ASSETS

     Under-performing assets consist of (1) non-accrual loans, leases and debt securities on which the ultimate collectibility of the full amount of interest is uncertain,
(2) loans and leases past due ninety days or more as to principal or interest and (3) other real estate owned. A summary of under-performing assets at March 31 follows:

Under-performing assets          March 31,

($000s)                           1999          1998
Non-accrual loans and
leases                           $10,962        $837
Ninety days past due loans
and leases still accruing
interest                              19           8
Other real estate owned              160           0
     Total                       $11,141        $845

     Loans restructured and in compliance with modified terms
are not included in total under-performing assets.   Total under-
performing assets were $11.1 million or 2.63% of total assets at March 31, 1999 compared to $845,000 or 0.21% of total
assets at March 31, 1998.  Included in under-performing
assets are $6.7 million in consumer homebuilder loans related to the cessation of business of the manufactured housing
retailer discussed previously. These loans were placed on non-accrual status until such time as the home is complete and the consumer can obtain permanent financing or the valuation for the collateral supporting the loan is complete. Also included in non-accrual loans are $3.4 million in commercial loans associated directly with the manufactured housing
retailer.   An allocation of the Allowance for Loan Losses
related to these consumer and commercial loans totals
$3,265,000. The commercial loans are secured by real estate, equipment and inventory.


LONG TERM DEBT

     Long term debt consists of advances from the Federal
Home Loan Bank as follows:

                        Amount Current

Type                     ($000s)    Rate   Maturity

Fixed rate, non-
amortizing advance        5,000     6.10%  9/17/99
Fixed rate, non-
amortizing advance        5,000     6.20%  9/15/00
Fitxed rate, non-
amortizing advance       10,000     6.56%  10/1/07
Fixed rate, non-
amortizing advance       30,000     5.09%  12/10/07
Fixed rate, non-
amortizing advance        7,000     5.60%  4/30/08
Fixed rate, non-
amortizing advance        8,000     5.42%  6/19/08
Fixed rate, non-
amortizing advance       10,000     4.78%  9/25/08
Fixed rate, non-
amortizing advance       10,000     4.53%  10/2/08
Fixed rate, amortizing
advance                   1,409     6.05%  11/18/01
Fixed rate, amortizing
advance                      88     5.80%  12/1/05
Fixed rate, amortizing
advance                   1,079     6.85%  6/6/11
Fixed rate, amortizing
advance                     100     6.75%  6/6/11
Fixed rate, amortizing
advance                     625     6.85%  6/12/11
Fixed rate, amortizing
advance                     243     6.95%  8/31/15
Fixed rate, amortizing
advance                   2,151     6.70%  8/1/12
Fixed rate, amortizing
advance                     502     6.25%  11/1/17
     Total               91,197

CAPITAL RESOURCES

     At March 31, 1999, shareholders' equity was $22.2 million compared to $25.4 at December 31, 1998 and $32.4 at March 31, 1998. The decline in capital is primarily the result the loss reported for the year 1998 through the restatement of 1998 results of operations and the first quarter 1999 loss. The loss for the year ended 1998 as restated was $1.9 million. The following table presents various capital ratios as of March 31:

                             Requirement      Belmont
                             For Capital      Bancorp.
March 31,                       Adequacy      1999   1998
                                Purposes
Average shareholder's
equity to :
  Average assets                                5.2%  8.5%
  Average deposits                              7.4% 12.0%
  Average loans and                            11.0% 14.8%
leases
Primary capital                                 6.8%  9.3%
Risk-based capital
ratio:
   Tier 1                          4.0%         8.2% 11.8%
   Total                           8.0%         9.5% 13.1%
Leverage ratio                     4.0%         5.5%  8.1%

The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The guidelines also define and set minimum capital requirements (risk-based capital ratios). Banks are required to have core capital (Tier 1) of at least 4.0% or risk-weighted assets and total capital of 8.0% or risk-weighted assets. Tier 1 capital consists principally of shareholders' equity less goodwill, while total capital consists of core capital, certain debt instruments and a portion of the reserve for possible loan losses. At March 31, 1999, the Corporation had a Tier 1 capital ratio of 8.2% and a total capital ratio of 9.5% placing the Corporation in the adequately capitalized category based on regulatory guidelines. National banks are required to maintain Tier 1 capital in an amount equal to at least 4.0% of adjusted total assets (referred to as a total assets leverage ratio) to be considered adequately capitalized in addition to the risk-based ratios described above. At March 31, 1999, the Corporation's leverage ratio was 5.5%.

DIVIDENDS

     The subsidiary Bank is the primary source of funds to pay dividends to the shareholders of Belmont Bancorp. The approval of the Comptroller of the Currency will be required for future dividends from the Bank to Belmont Bancorp. because previously paid dividends have exceeded the total of the Bank's retained net profits for the preceding two years. The Board of Governors of the Federal Reserve Bank has issued a policy statement stating that a bank holding company generally should not maintain its existing rate of cash dividends on common stock unless (1) the organization's net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (2) the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality, and overall financial condition. The Corporation is re-evaluating its current dividend policy.

STOCK REPURCHASE

     In accordance with a plan approved by the Board of Directors and previously announced in March 1996 and in September 1998, the Company repurchased 18,000 shares of its common stock during the first quarter of 1998 for a total cost of $409,000. No shares were repurchased during the first quarter of 1999. The plan approved by the Board of Directors permits the Company to repurchase up to $2,000,000 of Belmont Bancorp. common stock on the open market or in separately negotiated transactions. Through March 31, 1999, the Corporation has purchased a total of $1,432,000 of its common stock since the plan's inception.

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

     As a financial institution, the Corporation follows Year 2000 guidelines written by the Federal Financial Institutions Examination Council as well as OCC Advisory Letters. The Bank's primary regulator, the Office of the Comptroller of the Currency, has completed three extensive examinations of Belmont National Bank and the Year 2000 plan. The assigned examiner reviews all plans, research, and results on a continual basis.

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

     A Year 2000 Contingency Plan was completed during the 4th quarter 1998. This plan is being updated to include a Business Resumption section and will be completed by June 30, 1999. The plans include a contingency or back up plan for loss of the main processing system, network, as well as utility outages. The plan also addresses software packages that are used by individual departments throughout the organization. Utility outages encompass loss of electricity, loss of communication through the phone system and village water and sewer outages.

     Expenses associated with Year 2000 compliance for 1999 are estimated at $19,000.

FORWARD LOOKING STATEMENTS

     Certain sections of this report contain forward looking statements and can be identified by the use of such words as "anticipates," "expects," "estimates," and similar expressions. These statements are subject to certain risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from the current statements.


PART II - OTHER INFORMATION

Item 1.  Legal proceedings

     There is presently pending in the Court of Common Pleas of Belmont County, Ohio a complaint filed April 27, 1999 seeking compensatory damages in excess of $1,000,000 and punitive damages against Belmont National Bank, present and former officers of Belmont National Bank, and present and former legal counsel of Belmont National Bank. The claim is based upon a breach of fiduciary duty by said officers with respect to a loan transaction and a conflict of interest of the attorneys based upon the same transaction. A preliminary review of the facts by the Bank's legal counsel indicates that the exposure of the Bank to liability in this claim is minimal.

     There is presently pending in the Circuit Court of Ohio County, West Virginia a complaint which centers around a loan transaction for the purchase of a manufactured home from another named defendant for which interim financing was provided by the Bank. The original complaint demanded compensatory and punitive damages of $500,000. The defense attorney to whom the matter has been assigned by the carrier has valued the case for settlement purposes at nuisance value and has estimated a verdict range of $5,000 at the maximum.



Item 2.  Changes in securities and use of proceeds

     At the 1999 Annual Meeting of Shareholders held on
April 20, 1999, shareholders approved an amendment to the Corporation's Articles of Incorporation to reduce the required minimum number of directors from fourteen (14) to twelve (12).

None

Item 3.  Defaults upon senior securities

None

Item 4. Submission of matters to a vote of security shareholders

     The annual meeting of Belmont Bancorp. was held April
20, 1999. The following items were submitted to a vote of the shareholders:

Proposal Number 1; Proposed amendment to the Articles of
Incorporation to reduce the number of permitted directors

For:      3,628,477
Against:    226,463
Abstain:     24,745

Proposal Number 2:  Election of Directors

The following individuals were elected to serve on the Board of Directors Election of Directors for a three-year term expiring at the annual shareholders' meeting in 2002:

Mary L. Holloway  Haning, Teacher, Mount De Chantal School
For:      3,652,313
Withheld:    69,275
Against:    158,098

Charles J. Kaiser, Jr., Attorney, Partner, Phillips, Gardill,
Kaiser & Altmeyer
For:      3,678,681
Withheld:    42,906
Against:    158,098

Thomas Olszowy, Independent Insurance Agent, Tom Olszowy
Insurance Agency
For:      3,683,081
Withheld:    38,506
Against:    158,098

Charles A. Wilson, Jr., Ohio State Representative; President,
Wilson Funeral & Furniture Co.
For:      3,674,796
Withheld:    46,792
Against:    158,098

Other members of the Board of Directors are listed in the Corporation's proxy statement dated March 19, 1999 and which is hereby incorporated by reference.

Proposal Number 3:  To ratify the appointment of S. R.
Snodgrass A.C. as independent auditors for the year ending
December 31, 1999.

This proposal was approved as follows:

For       3,658,817
Against       3,284
Abstain      59,487

Proposal Number 4: To transact other such business as may come before the meeting.

This proposal was approved as follows:

For       3,602,374
Against      89,432
Abstain      29,781

Item 5.  Other information

None

Item 6.  Exhibits

None

SIGNATURE

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Belmont Bancorp.
                         (Registrant)


May 17, 1999
                         s/J. Vincent Ciroli, Jr.
                         J. Vincent Ciroli, Jr.
                         President & CEO