Form 10-K/A
period 1998-12-31
BELMONT BANCORP
filed 1999-08-11
CIK 726294

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-K/A

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

                        PART II

     This report on Form 10-K/A presents the financial position of Belmont Bancorp. (the "Corporation") as of December 31, 1998 and 1997 and for the years ended December 31, 1998 and 1997. The Corporation has restated its earnings to reflect certain loan losses, as more fully described under "Results of Operations--Recent Developments", under Item 7.

ITEM 6-SELECTED FINANCIAL DATA

Consolidated Five Year Summary of Operations (as Restated)
For the Years Ending December 31, 1998, 1997, 1996, 1995,
1994 (Unaudited) ($000's except per share data)

                          1998      1997       1996       1995      1994

Interest income           $ 30,787  $  28,348  $  25,501  $ 23,454  $ 19,715
Interest expense            16,480     14,004     12,127    10,927     8,807
Net interest income         14,307     14,344     13,374    12,527    10,908
Provision for loan
losses                      12,882      1,055        465     1,150       805
Net interest income after
provision for loan
losses                       1,425     13,289     12,909    11,377    10,103
Securities gains (losses)    1,338        799        396       102      (63)
Trading gains                   62          -          -         -         -
Gain on sale of
real estate                    383          -          -         -         -
Other operating income       2,183      2,010      1,861     1,683     1,290
Operating expenses           9,496      8,732      8,388     7,623     7,069
Income before income taxes (4,105)      7,366      6,778     5,539     4,261
Income taxes               (2,186)      1,421      1,776     1,333     1,027
Net income                $(1,919)   $  5,945  $   5,002  $  4,206  $  3,234
Earnings per common
share (1)                 $ (0.37)   $   1.13  $    0.94  $   0.78  $   0.60
Cash dividend declared
per share (1)             $  0.385   $  0.306  $   0.240  $  0.190  $  0.151
Book value per common
share (1)                 $   4.86   $   6.05  $    5.17  $   4.57  $   3.63
Total loans               $208,186   $224,900  $ 188,783  $159,957  $147,096
Total assets               438,283    388,713    333,903   317,279   312,963
Total deposits             304,351    263,908    261,539   246,850   255,923
Total shareholders'equity   25,364     31,899     27,332    25,164    20,214

(1) Restated for stock dividends paid during 1994, 1995, 1997 and 1998.




ITEM 7-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     The data presented in this discussion should be read in conjunction with the audited consolidated financial statements as restated.


RESULTS OF OPERATIONS

  RECENT DEVELOPMENTS

     The Corporation has restated its 1998 earnings as previously reported due to loan relationships with a large commercial borrower (the "Borrower") from New Philadelphia, Ohio. As publicly announced on April 28, 1999, the Borrower, a retailer of manufactured housing, voluntarily and unexpectedly ceased operations at the close of business on April 26, 1999. Belmont National Bank has a significant commercial loan relationship with the Borrower.

     In the course of assessing the impact of this event on the Bank, management discovered certain irregularities related to indirect consumer loans which had been obtained from the Bank through the Borrower's finance department. The Bank provided interim financing during the construction period for homes for the Borrower's customers. The Bank advanced the proceeds of the consumer loans directly to the Borrower with the permission of the customer. Previously reported net income for the year ended December 31, 1998 was $6,147,000; earnings for the year have been restated to reflect a loss of $1,919,000 or a loss of $0.37 per share. Further details on the restatement including a summary of the effects of the restatement can be found in Footnote 24 of the Notes to the Consolidated Financial Statements as Restated.

     With respect to the consumer loans provided to the Borrower's customers, the Bank advanced the proceeds of the consumer loans directly to the Borrower with the permission of the customer. These funds were apparently used by the Borrower to fund its operations. In many instances, the Borrower failed to perform on the retail sales contract even though the Bank had provided the funds to the Borrower so the Borrower could complete the terms of the sales agreement. In addition, the Borrower often failed to payoff the floor-plan lender on the home purchased which has further impacted the Bank's collateral position with respect to the homes. Any cancelled sales contracts that were originated prior to 1999 are recognized as a loss during the fourth quarter of 1998. Also, loss associated with contracts in the progress of construction that were funded prior to 1999 have been recognized as a loss during the fourth quarter of 1998. Losses on contracts funded during 1999 have been recognized during the first quarter of 1999. In addition, the estimate of loss associated with the commercial loan relationship has been recognized during the first quarter of 1999. The Bank continues to assess the impact of this segment of its consumer loan portfolio on its current and future operations.

     On June 3, 1999 at a preliminary hearing, the Borrower agreed to be adjudicated as a debtor under Chapter 11 bankruptcy laws.

     Charge-offs of the indirect consumer loans during the fourth quarter of 1998 totaled $11,227,000. At December 31, 1998, the remaining balance of indirect consumer loans was $8,007,000.
These loans are included in underperforming assets.

     During the quarter ended March 31, 1999, the Corporation charged off $2,460,000 in indirect consumer loans for loans that were funded during 1999. The remaining balance on the indirect consumer loans total $6,672,000 at March 31, 1999; at March 31, 1999 a reserve in the allowance for loan losses in the amount of $2,147,000 has been allocated to these consumer loans. Charge-offs associated with the Borrower's commercial loans totaled $1,955,000 during the first quarter of 1999. The balance on the commercial loan relationship with the Borrower at March 31, 1999 was $3,618,000; at March 31, 1999 a reserve in the allowance for loan losses in the amount of $1,118,000 has been allocated to the commercial credits.

     Future results of operations may continue to be affected by this situation. The Bank is pursuing a claim with its fidelity bond carrier seeking partial restitution, however there can be no assurance that the claim will be paid.

     Based upon the restated financial results for the year ended 1998, net income decreased from $5,945,000 for 1997 to a loss of $1,919,000 for the year ended 1998. The net loss per common share for 1998 was $0.37 compared to earnings per share of $1.13 in 1997 and $0.94 in 1996. Because of the 1998 reported loss, there was a negative return on shareholders' equity of 5.76% for 1998. Returns on average common shareholders' equity were 20.21% for 1997 and 19.55% in 1996. The Corporation's net income to average assets, referred to as return on assets, was a negative 0.46% for the year ended 1998 compared to 1.62% in 1997 and 1.49% during 1996. The table below summarizes earnings performance for the past three years.

($000s) except per share data      1998      1997     1996

Net income                         (1,919)    5,945     5,002

Net income (loss) per share        $(0.37)   $ 1.13   $  0.94

Return on average assets            -0.46%    1.62%     1.49%
Return on average common
equity                              -5.76%   20.21%    19.55%


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

     The Consolidated Average Balance Sheets and Analysis of Net Interest Income Changes compare interest revenue and interest earning assets outstanding with interest cost and liabilities outstanding for the years ended December 31, 1998, 1997, and 1996, and computes net interest income, net interest margin and net interest rate spread for each period. All three of these measures are reported on a taxable equivalent basis.

Belmont Bancorp. and Subsidiaries
Consolidated Average Balance Sheets (as Restated)
For the Years Ended December 31, 1998, 1997 and 1996
(Fully Taxable Equivalent Basis) (000's)
                                            1998                        1997                        1996
                                Average              Averag Average             Average Average             Average
                                Out-       Revenue/  Yield/ Out-       Revenue/ Yield/  Out-       Revenue/ Yield/
                                standing   Cost      Rate   standing   Cost     Rate    standing   Cost     Rate
Assets
Interest earning assets
Loans and leases                $222,961   $21,321   9.56%  $208,265   $19,632  9.43%   $174,445   $16,389  9.39%
Securities:
Taxable                          134,337     8,053   5.99%   110,739     7,515  6.79%    115,070     7,828  6.80%
Exempt from income tax            24,261     1,802   7.43%    24,728     1,861  7.53%     23,403     1,802  7.70%
Trading account assets             1,193        68   5.70%         -         -      -          -         -      -
Federal funds sold                 4,194       228   5.44%     1,317        71  5.39%      3,409       181  5.31%
Total interest earning assets    386,946    31,472   8.13%   345,049    29,079  8.43%    316,327    26,200  8.28%
Cash and due from banks           10,972                      10,267                       9,328
Other assets                      20,100                      15,648                      14,229
Market value depreciation
of securities
available for sale                 (597)                       (546)                       (767)
Allowance for possible loan loss (4,312)                     (3,461)                     (2,928)
Total Assets                    $413,109                    $366,957                    $336,189
Liabilities
Interest bearing liabilities
Interest checking               $ 45,864     1,525   3.33%  $ 43,476     1,444  3.32%   $ 38,576   $ 1,225  3.18%
Savings                           82,196     2,709   3.30%    78,636     2,474  3.15%     79,341     2,423  3.05%
Other time deposits              134,485     7,438   5.53%   115,304     6,145  5.33%    111,657     5,738  5.14%
Other borrowings                  86,084     4,809   5.59%    68,095     3,941  5.79%     50,274     2,741  5.45%
Total interest bearing
liabilities                      348,629    16,481   4.73%   305,511    14,004  4.58%    279,848    12,127  4.33%
Demand deposits                   29,910                      29,878                      27,878
Other liabilities                  1,256                       2,146                       2,199
Total liabilities                379,795                     337,535                     309,925
Shareholders' Equity              33,314                      29,422                      26,264
Total Liabilities and
Shareholders' Equity            $413,109                    $366,957                    $336,189
Net interest income margin
on a taxable equivalent basis               14,991   3.87%              15,075  4.37%               14,073  4.45%
Net interest rate spread                             3.41%                      3.84%                       3.95%
Interest bearing liabilities to
interest earning assets                             90.10%                    88.54%                      88.47%

Fully taxable equivalent basis computed at effective federal tax rate of 34%.
Average loan balances include nonperforming loans.

Belmont Bancorp. and Subsidiaries
Analysis of Net Interest Income Changes
For the Years Ended December 31, 1998, 1997 and 1996 (Fully
Taxable Equivalent Basis) (000's)
                                       1998 Compared to 1997             1997 Compared to 1996
                                  Volume  Yield    Mix     Total   Volume  Yield    Mix     Total
Increase (decrease) in
interest income:
Loans and leases                  $1,385  $  284   $  21   $1,690  $3,177  $   55   $  12   $3,244
Securities
Taxable                            1,601   (877)   (188)      536   (295)    (19)       -    (314)
Exempt from income taxes            (35)    (24)       -     (59)     102    (41)     (2)       59
Trading account assets                 -       -      68       68       -       -       -        -
Federal funds sold                   155       1       2      158   (111)       3     (2)    (110)
Total interest income change       3,106   (616)    (97)    2,393   2,873     (2)       8    2,879
Increase (decrease) in interest
expense:
Interest checking                     79       2       -       81     156      56       8      220
Savings                              112     118       4      234    (22)      73     (1)       50
Other time deposits                1,022     232      39    1,293     187     213       7      407
Short-term borrowings              1,041   (137)    (36)      868     972     169      59    1,200
Total interest expense change      2,254     215       7    2,476   1,293     511      73    1,877
Increase (decrease) in net
interest
Income on a taxable equivalent
basis                             $  852  $(831)  $(104)    $(83)  $1,580  $(513)   $(65)   $1,002
(Increase) decrease in taxable
equivalent adjustment                                          46                             (32)
Net interest income change                                  $(37)                           $  970

     The Corporation's net interest income declined by 0.6%, or $84,000, on a taxable equivalent basis during 1998 compared to the same period last year. During 1998, the Corporation's average interest-earning assets grew by approximately $41.9 million, up 12.1% from 1997.

     The yield on interest earning assets was down 30 basis
points (a basis point is equal to .01%) from 8.43% in 1997 to 8.13%
in 1998. The cost of interest bearing liabilities rose 15 basis points from 1997 to 1998. Consequently, the net interest rate spread decreased
from 3.84% during 1997 to 3.41% during 1998.   The taxable equivalent
net interest margin was 3.87% during 1998 compared to 4.37% for 1997 and 4.45% during 1996.

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


     Management strives to maintain the Corporation's efficiency ratio at or below 50%. (The efficiency ratio is computed by dividing the sum of fully taxable equivalent net interest margin plus non-interest income by non-interest expenses.) For the year ended 1998, the efficiency ratio was 50.1% compared to 48.8% in 1997 and 51.4% in 1996.

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

     The federal tax benefit resulting from the consumer loan charge-off was $4,155,000 for the fourth quarter of 1998. This benefit was partially offset by federal taxes on the Corporation's taxable income exclusive of the loan charge-off resulting in a net federal tax benefit of $2,186,000 for 1998.

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

     Operating expenses will be negatively impacted in future periods by the work-out associated with the indirect consumer loans as previously discussed. An estimate of associated expense is unknown at the present time.



FINANCIAL CONDITION

SECURITIES

     The book values of investments as of December 31, 1998 and 1997 are detailed in the following tables:

                                                  1998                                      1997
                                           Gross                                    Gross
                                           Unreal- Gross      Estimated             Unreal- Gross      Estimated
                                 Amortized ized    Unrealized Fair       Amortized  ized    Unrealized Fair
(Expressed in thousands)         Cost      Gains   Losses     Value      Cost       Gains   Losses     Value
Securities held to maturity:
U.S. Treasury securities and
obligations of U.S. Government
corporations and agencies        $  2,255  $   -   $   (26)   $  2,229   $  2,260   $   -   $ (52)     $  2,208
Obligations of states and
political subdivisions              3,823    273        (3)      4,093      4,487     222     (13)        4,696
Mortgage-backed securities          6,438     84       (30)      6,492      9,208     119     (50)        9,277
Total held to maturity           $ 12,516  $ 357   $   (59)   $ 12,814   $ 15,955   $ 341   $(115)     $ 16,181
Securities available for sale:
U.S. Treasury securities and
obligations of U.S. Government
corporations and agencies        $ 10,653  $   1   $   (97)   $ 10,557   $ 14,886   $  16   $ (10)     $ 14,892
Obligations of states and
political subdivisions             29,509     63      (515)     29,057     17,832     346        -       18,178
Mortgage-backed securities         94,623    324    (1,246)     93,701     58,897     341    (286)       58,952
Corporate debt                      7,530      1      (191)      7,340          -       -        -            -
Mortgage derivative securities     38,797    124      (282)     38,639     24,537      47    (153)       24,431
Total debt securities             181,112    513    (2,331)    179,294    116,152     750    (449)      116,453
Equity securities                   5,700    134      (133)      5,701      4,703       -        -        4,703
Total available for sale         $186,812  $ 647   $(2,464)   $184,995   $120,855   $ 750   $(449)     $121,156


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

Securities Held to Maturity
December 31, 1998                                                      Over 10 Year
                      Maturity         1-5 Year         6-10 Year      Maturity          Total
                      < 1 year         Maturity         Maturity
($000s)             Amount  Yield   Amount   Yield   Amount   Yield   Amount  Yield  Amount   Yield
U.S. Government
agencies
and
corporations        $  -            $2,255   4.81%   $   -            $  -           $ 2,255  4.81%
States and
political
subdivisions (a)     533     5.48%   1,228   8.15%      557   10.00%   1,506  9.57%    3,824  8.61%
Agency mortgage-
backed
securities (b)        87    -2.25%   5,033   6.87%      827    7.98%     490  8.33%    6,437  7.00%

   Total            $620     4.41%  $8,516   6.51%   $1,384    8.79%  $1,996  9.26%  $12,516  7.10%

Securities Available for Sale (excluding Equity Securities)
December 31, 1998
                                                                           Over 10
                                                                           Year
                       Maturity         1-5 Year         6-10 Year         Maturity        Total
                       < 1 year         Maturity         Maturity
($000s)             Amount   Yield   Amount   Yield   Amount    Yield   Amount   Yield  Amount    Yield
U. S. Treasury
securities          $  101   6.32%   $     -          $     -           $     -         $    101  6.32%
U.S. Government
agencies
and
corporations (b)         -                 -           10,455    6.43%        -           10,455  6.43%
States and
political
subdivisions (a)         -                 -              102    7.58%   28,955  7.13%    29,057  7.13%
Corporate debt           -                 -                -             7,340  6.39%     7,340  6.39%
Agency mortgage-
backed
securities (b)       1,307   3.01%    79,263  5.76%     7,654    6.98%    5,478  8.41%    93,702  5.98%
Mortgage
derivative
securities           3,198   9.07%    14,278  5.79%       910   10.10%   20,253  6.77%    38,639  6.68%
Total fair
value               $4,606   7.31%   $93,541  5.76%   $19,121    6.82%  $62,026  7.02%  $179,294  6.35%
Amortized cost      $4,605           $94,555          $19,206           $62,746         $181,112


(a)  Taxable equivalent yields
(b) Maturities of mortgage-backed securities and agency loan pools are based on estimated average life.

     At December 31, 1998, the Corporation owned an aggregate par value of $4.5 million in privately issued collateralized mortgage obligations issued by the Residential Funding Mortgage Securities Corporation and an aggregate par value of $5.4 million of privately issued collateralized mortgage obligations issued by Norwest Asset Securities Corporation. No other securities of a single issuer, other than U.S. Treasury or other U.S. government agency securities, exceeded
10% of shareholders' equity.

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

                                                   Taxable
                                        Market     Equivalent
December 31, 1998 ($000s)   Cost        Value      Yield
Federal Home Loan Bank
stock                       $5,001      $5,001     7.00%
Corporate Stock                512         513     0.93%
Federal Reserve Bank
Stock                          187         187     6.00%
                            $5,700      $5,701

                                                   Taxable
                                        Market     Equivalent
December 31, 1997 ($000s)   Cost        Value      Yield
Federal Home Loan Bank
stock                       $4,450      $4,450     7.19%
Corporate Stock                 66          66     5.17%
Federal Reserve Bank
Stock                          187         187     6.00%
                            $4,703      $4,703


LOANS AND LEASES

     The following table shows the history of commercial and consumer loans and leases, including loans held for sale, by major category at December 31.

($000s)                     1998     1997     1996     1995     1994
Commercial loans:
Real estate construction    $    135 $  1,418 $  1,327 $  1,530 $  1,801
Acceptances of other
banks                              0        0        0        0        0
Real estate mortgage          14,719   19,984   25,954   28,744   23,701
Commercial, financial
  and agricultural           119,730  109,618   80,554   50,532   38,983
Direct financing leases            0        0        0        3        5
   Total commercial loans   $134,584 $131,020 $107,835 $ 80,809 $ 64,490

Consumer loans:
Residential mortgage        $ 58,099 $ 77,995 $ 71,715 $ 69,999 $ 76,094
Installment loans             14,483   14,435    7,626    6,959    5,116
Credit card and other
consumer                       1,020    1,450    1,607    2,190    1,396
   Total consumer loans     $ 73,602 $ 93,880 $ 80,948 $ 79,148 $ 82,606

Total loans and leases      $208,186 $224,900 $188,783 $159,957 $147,096

An analysis of maturity and interest rate sensitivity of business loans at the end of 1998 follows:

                                  Under    1 to 5   Over 5
($000s)                           1 Year   Years    Years     Total
Domestic loans:
Real estate construction          $    10  $    15  $   110   $    135
Real estate mortgage                8,655    2,717    3,347     14,719
Commercial, financial
  and agricultural                 59,682   46,693   12,885    119,260
Direct financing leases                 0        0        0          0
   Total business loans (a)       $68,347  $49,425  $16,342   $134,114

Rate sensitivity:
Predetermined rate                $ 4,087  $22,547  $15,443   $ 42,077
Floating or adjustable rate        64,260   26,878      899     92,037
   Total domestic business loans  $68,347  $49,425  $16,342   $134,114

Foreign loans                           0        0        0          0

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

     The allowance for possible loan losses totaled
$5,474,000, or 2.63% of total loans and leases at December 31, 1998. At the end of the previous year, the allowance for possible loan losses was $4,134,000, or 1.84% of total loans and leases. The provision charged to expense during 1998 was $12,882,000 compared to $1,055,000 in the year ago period. The increase in the provision for 1998 was related to the indirect consumer loans discussed previously.

     Management's allocation of the allowance for possible loan losses for the past five years based on estimates of potential future loan loss is set forth in the table below:

($000s)                    1998    1997    1996    1995    1994
Specific reserves:
Commercial                 $  268  $  560  $  330  $  310  $   10
Mortgage                        0       0      10      10       5
Consumer                       60     161     176       5       7
Criticized loans without
specific allocation           616     470     296     414     315
Provision for loan
categories based on
historical loss
experience:
Commercial                  1,577   1,534   1,197     799     664
Commercial real estate        324     313     269     152     103
Residential mortgage          272     358     328     325     298
Consumer                    2,267     209     137     143     112
Unallocated                    90     529     410     545      23
Total                      $5,474  $4,134  $3,153  $2,703  $1,537

                                     Reserves as a % of total loans
($000s)                     1998       1997       1996       1995       1994
Specific reserves:
Commercial                     0.13%      0.25%      0.17%      0.19%      0.01%
Mortgage                       0.00%      0.00%      0.01%      0.01%      0.00%
Consumer                       0.03%      0.07%      0.09%      0.00%      0.00%
Criticized loans without
specific allocation            0.30%      0.21%      0.16%      0.26%      0.21%
Provision for loan
categories
based on historical
loss experience:
Commercial                     0.76%      0.68%      0.63%      0.50%      0.45%
Commercial real estate         0.16%      0.14%      0.14%      0.10%      0.07%
Residential mortgage           0.13%      0.16%      0.17%      0.20%      0.20%
Consumer                       1.09%      0.09%      0.07%      0.09%      0.08%
Unallocated                    0.03%      0.24%      0.23%      0.34%      0.02%
     Total                     2.63%      1.84%      1.67%      1.69%      1.04%

Total loans and leases
outstanding                 $208,186   $224,899   $188,783   $159,957   $147,096

     The following table sets forth the five year historical information on the reserve for loan losses:

($000s)                     1998      1997     1996    1995     1994
Balance as of January 1     $ 4,134   $3,153   $2,703  $1,537   $1,617
Provision for loan losses    12,882    1,055      465   1,150      805
Adjustment incident to
acquisition                       0        0        0       0        0
Loans charged off:
  Real estate                   133       24       30      25       49
  Commercial                    178       23        0       0      806
  Consumer                   11,245       43       32      26       85
  Direct financing leases         0        0        0       0        0
Total loans charged-off      11,556       90       62      51      940

Recoveries of loans
previously
charged-off:
  Real estate                    11        2        2       3       18
  Commercial                      1        1        0       1       29
  Consumer                        3       13       45      18        7
  Direct financing leases         0        0        0      45        1
Total recoveries                 15       16       47      67       55
Net charge-offs
(recoveries)                 11,541       74       15    (16)      885
Balance at December 31      $ 5,475   $4,134   $3,153  $2,703   $1,537


($000s)                    1998      1997      1996      1995      1994
Loans and leases
outstanding
at December 31             $208,186  $224,899  $188,783  $159,957  $147,096
Allowance as a percent of
loans and leases
outstanding                   2.63%     1.84%     1.67%     1.69%     1.04%
Average loans and leases   $222,961  $208,265  $174,445  $152,502  $134,952
Net charge-offs as a
percent of average loans
and leases                    5.18%     0.04%     0.01%    -0.01%     0.66%

The following schedule shows the amount of under-performing assets and loans 90 days or more past due but accruing interest.

UNDER-PERFORMING ASSETS
($000s)                      1998    1997      1996    1995   1994
Nonaccrual loans and
leases                       $8,576  $1,515    $143    $162   $  478
Loans 90 days or more past
due but accruing interest         4      44      74      14       11
Other real estate owned           -      20      66     579      586
   Total                     $8,580  $1,579    $283    $755   $1,075


     In addition to the above schedule of under-performing assets, Management prepares a watch list consisting of loans which Management has determined require closer monitoring to further protect the Corporation against loss. The balance of loans classified by Management as substandard due to delinquency and a change in financial position at the end of 1998 and not included in the table above was $4,746,000. The indirect consumer loans and the commercial loans of the Borrower discussed previously may impact future operating results. The Corporation continues to analyze its loan portfolio. As of the date of this Form 10-K/A, the Corporation recognized a provision for loan losses of $5,735,000 for the quarter ended March 31, 1999 and a provision for loan losses of $1,871,000 for the quarter ended June 30,1999.

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

AVERAGE DEPOSITS        1998      1997      1996
($000s)
Demand                  $ 29,910  $ 29,878  $ 27,878
Interest bearing
checking                  45,863    43,476    38,576
Savings                   82,196    78,636    79,341
Other time               107,399   101,405    99,649
Certificates-$100,000
and over                  27,087    13,899    12,008
Total average
deposits                $292,455  $267,294  $257,452

DISTRIBUTION OF AVERAGE  1998      1997      1996
DEPOSITS
Demand                    10.23%    11.18%    10.83%
Interest bearing
checking                  15.68%    16.27%    14.98%
Savings                   28.11%    29.42%    30.82%
Other time                36.72%    37.94%    38.71%
Certificates-$100,000
and over                   9.26%     5.20%     4.66%
   Total                 100.00%   100.00%   100.00%

CHANGE IN AVERAGE
DEPOSIT SOURCES            1997 to 1998   1996 to 1997
($000s)
Demand                     $    32        $2,000
Interest bearing
checking                     2,387         4,900
Savings                      3,560         (705)
Other time                   5,994         1,756
Certificates-$100,000
and over                    13,188         1,891
   Total                   $25,161        $9,842



BORROWINGS

     Other sources of funds for the Corporation include short-term repurchase agreements and Federal Home Loan
Bank borrowings.  Borrowings at the Federal Home Loan
Bank are utilized to match the maturities of selected loans and to leverage the capital of the Corporation to enhance profitability for shareholders.

CAPITAL RESOURCES

     At December 31, 1998, shareholders' equity was
$25,364,000 compared to $31,899,000 at December 31,
1997, a decrease of $6,535,000 or 20.5%. The decrease in capital during 1998 was due to the losses associated with the consumer loan portfolio as previously discussed. In addition, the Corporation paid cash dividends to shareholders totalling $2,022,000 during 1998.

     The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The guidelines also define and set minimum capital requirements (risk-based capital ratios). Bank holding companies are required to have core capital
(Tier 1) of at least 4.0% of risk-weighted assets and total capital of 8.0% of risk-weighted assets.
Tier 1 capital consists principally of shareholders' equity less goodwill, while total capital consists of core capital, certain debt instruments and a portion of the reserve for loan losses. At December
31, 1998, the Corporation had a Tier 1 capital ratio of 9.08% and a total capital ratio of 10.33%.

     The following table shows several capital and liquidity ratios for the Corporation for the last three years:

December 31                     1998     1997
Average shareholders' equity
to :
  Average assets                 8.06%    8.02%
  Average deposits              11.39%   11.01%
  Average loans and leases      14.94%   14.13%
Primary capital                  8.50%    9.10%
Risk-based capital ratio:
   Tier 1                        9.08%   11.81%
   Total                        10.33%   13.06%
Leverage ratio                   5.94%    8.00%


     National banks must maintain a total assets leverage ratio of at least 3.0%. The total assets leverage ratio is calculated by dividing capital less intangibles into assets, net of intangibles.
In many cases, regulators require an additional cushion of at least 1.0% to 2.0%. At December 31, 1998, the Corporation's Tier One leverage ratio was 5.94%.

     The following table presents dividend payout
ratios for the past three years.
                                  1998       1997    1996
Total dividends declared
  as a percentage of net income   N/A        27.17%  26.59%
Common dividends declared
  as a percentage of earnings
  per common share                N/A        27.20%  25.64%



Cash dividends were declared and paid during 1998 prior to the Corporation's determination that it would not realize positive earnings for the year.
Dividends of $0.385 per share were paid.

DIVIDENDS

     The subsidiary Bank is the primary source of funds to pay dividends to the shareholders of Belmont
Bancorp. The approval of the Comptroller of the Currency will be required for future dividends from the Bank to Belmont Bancorp. because previously paid dividends have exceeded the total of the Bank's retained net profits for the preceding two years. The
Board of Governors of the Federal Reserve Bank has issued a policy statement stating that a bank holding company generally should not maintain its existing rate of cash dividends on common stock unless (1) the organization's net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (2) the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality, and overall financial condition. The Corporation has ceased payment of a cash dividend until the Corporation achieves a certain level of profitability and capital.

LIQUIDITY AND CAPITAL RESOURCES

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

     The Bank also has lines of credit with various correspondent banks totaling $6,500,000 which may be used as an alternative funding source; the unused portion of these lines at December 31, 1998 was $4,550,000. During June 1999, one correspondent temporarily suspended their line of credit in the amount of $4.5 million until the Bank collateralized the line with securities. In addition, the Bank has a line of credit with the Federal Home Loan Bank of Cincinnati for $30 million; at December 31, 1998, the line was not drawn upon. All borrowings at the Federal
Home Loan Bank are subject to eligible collateral requirements.

     Future liquidity may be impacted by the items discussed under the Item 7--Results of Operations.


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

     As a financial institution, the Corporation follows Year 2000 guidelines written by the Federal
Financial Institutions Examination Council as well as
OCC Advisory Letters. The Office of the Comptroller of the Currency has completed three extensive examinations of Belmont National Bank and the Year 2000 plan. The assigned examiner reviews all plans, research, and results on a continual basis.

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

     As of January 1999, all "mission critical" systems have been tested. All mission critical systems passed
Year 2000 testing. Other less critical systems that did not pass were replaced by June 1999. The regulatory agency examiner has reviewed all test results.

     Belmont National Bank has included a customer awareness policy dedicated to maintaining updated communication with its customer base. The Bank provided a project update in June 1998 and issued a new update in February 1999. Both Y2K status reports were available through the Bank's WEB site on the internet as well as to customers and employees at all branch locations.

     At its June 1998 meeting, the Loan Committee established a Year 2000 evaluation form, which was included in the lending policy for all new commercial loan applicants. The lending department prepared and distributed Y2K readiness surveys to existing loan customers with aggregate balances greater than $150,000. All returned survey responses were evaluated and a rating was assigned to each commercial customer. The customer's Y2K readiness status was reviewed quarterly.

     Year 2000 surveys were also sent to commercial deposit account holders with balances greater than $250,000. Senior Management reviewed these surveys and took appropriate action based on a low to high risk rating system.

     Regular update reports have been presented to the Board of Directors of the Corporation.

ITEM 7A-QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

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

Rate Sensitivity Analysis
December 31, 1998
                                            Maturing or repricing
                                                                               Non-rate
                                                            Total              Sensitive
                        1-30     31-90    91-180   181-356  1 Year    1-5      & Over
                        days     days     days     days     & Over    Years    5 years   Total
Interest earning
assets:
Loans and leases        $58,406  $14,171  $ 7,968  $10,599  $ 91,144  $60,114  $ 56,928  $208,186
Trading securities          955                                  955      967       359     2,281
Investment securities              2,491      648      576     3,715    5,531     3,270    12,516
Securities available
for sale                 14,937    6,816    5,655   28,377    55,785   68,690    60,520   184,995
Total interest
earning assets           74,298   23,478   14,271   39,552   151,599  135,302   121,077   407,978

Interest bearing
liabilities:
Interest checking         5,580                                5,580             36,857    42,437
Savings                  17,077                               17,077             71,188    88,265
Certificates-$100,000
and over                  1,190    2,497    5,482   10,392    19,561    3,987     3,697    27,245
Other time                7,845   14,991   23,398   23,887    70,121   31,405    14,659   116,185
Repurchase agreements                                6,239     6,239                        6,239
Short term borrowings     3,950                                3,950                        3,950
Long term debt                                       5,000     5,000   11,401    75,000    91,401
Total interest
bearing liabilities      35,642   17,488   28,880   45,518   127,528   46,793    201,401  375,722
Rate sensitivity gap     38,656    5,990 (14,609)  (5,966)    24,071   88,509   (80,324)   32,256
Cumulative gap          $38,656  $44,646  $30,037  $24,071           $112,580   $ 32,256
Cumulative gap as a
percentage of
interest earning
assets                    9.48%   10.94%    7.36%    5.90%             27.59%      7.91%


     Interest bearing checking and savings deposits that have no contractual maturity are scheduled in the table above according to Management's best estimate of their repricing sensitivity to changes in market rates.

     The Bank seeks to manage interest rate risk utilizing various modeling techniques and through monitoring short and long term interest rates and adjusting its product line and pricing accordingly.



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


ITEM 8 - FINANCIAL STATEMENTS & SUPPLEMENTARY DATA

     The financial statements and schedules are set forth beginning on page F-1.





                        PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
REPORTS ON FORM 8-K

The following exhibits are filed as part of this report:

Exhibit 23 - Consent of Independent Certified Public
Accountants
Exhibit 27 - Financial data schedule

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 3, 1999.

By  s/W. Quay Mull II                         BELMONT BANCORP.
    W. Quay Mull II, Chairman & Interim CEO      (Registrant)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

John A. Belot                      s/John A. Belot
Director
Mary L. Holloway Haning
Director
Charles J. Kaiser, Jr.             s/Charles J. Kaiser, Jr.
Director
John H. Goodman, II                s/John H. Goodman, II
Director
Dana Lewis                         s/Dana Lewis
Director
Jane R. Marsh                      s/Jane R. Marsh
Secretary, Belmont
Bancorp. and
Sr. Vice President,
Controller
& Cashier, Belmont
National Bank
James Miller
Director
Terrence Lee                       s/Terrence Lee
Director
Tom Olszowy                        s/Tom Olszowy
Director
Keith Sommer                       s/Keith Sommer
Director
Charles A. Wilson, Jr.             s/Charles A. Wilson, Jr.
Vice Chairman

s/W. Quay Mull II
Chairman of the Board & Interim CEO
W. Quay Mull II
August 3, 1999

PAGE F-1
Belmont Bancorp. and Subsidiaries
Consolidated Balance Sheets
($000's)
                                                December 31,
                                              1998           1997
Assets                                        as Restated
Cash and due from banks                       $  9,439       $ 10,265
Loans held for sale                              1,734            884
Trading securities                               2,281              -
Securities available for sale (at fair value)  184,995        121,156
Securities held to maturity (fair value of
$12,814 - 1998; and $16,181 - 1997)             12,516         15,955
Loans                                          206,452        224,016
Less allowance for possible loan losses        (5,475)        (4,134)
Net loans                                      200,977        219,882
Premises and equipment, net                      7,377          7,401
Other real estate owned                              -             20
Accrued income receivable                        2,731          2,586
Other assets                                    16,233         10,564
Total Assets                                  $438,283       $388,713

Liabilities and Shareholders' Equity
Liabilities
Noninterest bearing deposits:
  Demand                                      $ 30,219       $ 29,987
Interest bearing deposits:
  Demand                                        42,437         33,463
  Savings                                       88,265         79,829
  Time                                         143,430        120,629
  Total deposits                               304,351        263,908
Securities sold under repurchase agreements      6,239          5,256
Federal funds purchased and other short
term borrowings                                  3,950         14,635
Long-term debt                                  91,401         69,635
Accrued interest on deposits and other
borrowings                                         896            731
Other liabilities                                6,082          2,649
   Total liabilities                           412,919        356,814

Shareholders' Equity
Preferred stock - authorized 90,000 shares
with no par value; issued and outstanding,
none                                                 -              -
Common stock - $0.25 par value, 17,800,000
shares authorized,
5,288,326 issued in 1998 and 1997                1,321          1,321
Surplus                                          7,854          7,781
Treasury stock (66,174 shares in 1998;
13,330 shares in 1997)                         (1,400)          (131)
Retained earnings:
  Unappropriated                                17,938         21,879
  Appropriated for contingencies                   850            850
  Accumulated other comprehensive
  income (loss)                                (1,199)            199
  Total shareholders' equity                    25,364         31,899
  Total liabilities and shareholders'
  equity                                      $438,283       $388,713

The accompanying notes are an integral part of the financial statements.

Belmont Bancorp. and Subsidiaries
Consolidated Statements of Income
For the Years Ended December 31, 1998, 1997 and 1996
($000's)

Interest Income                      1998         1997         1996
                                     as Restated
Loans and lease financing:
  Taxable                            $   20,923   $   19,141   $   15,905
  Tax-exempt                                271          334          329
Investment securities:
  Taxable                                 7,720        7,238        7,660
  Tax-exempt                              1,241        1,284        1,251
Dividends                                   336          280          175
Interest on trading securities               68            -            -
Interest on federal funds sold              228           71          181
Total interest income                    30,787       28,348       25,501

Interest Expense
Deposits                                 11,671       10,063        9,386
Other borrowings                          4,809        3,941        2,741
Total interest expense                   16,480       14,004       12,127
Net interest income                      14,307       14,344       13,374

Provision for Possible Loan Losses       12,882        1,055          465
Net interest income after provision
for possible loan losses                  1,425       13,289       12,909

Noninterest Income
Trust fees                                  463          466          502
Service charges on deposits                 752          707          660
Other operating income                      968          837          699
Gain on sale of real estate                 383            -            -
Trading gains                                62            -            -
Investment securities gains               1,338          799          396
Total noninterest income                  3,966        2,809        2,257

Noninterest Expense
Salary and employee benefits              4,633        3,948        3,436
Net occupancy expense of premises           824          783          686
Equipment expenses                          933          947          817
Other operating expenses                  3,106        3,054        3,449
Total noninterest expense                 9,496        8,732        8,388
Income (loss) before income
taxes                                   (4,105)        7,366        6,778

Income Taxes (Benefit)                  (2,186)        1,421        1,776
Net income (loss)                    $  (1,919)   $    5,945   $    5,002

Weighted Average Number of
Shares Outstanding                    5,252,161    5,278,152    5,286,610
Earnings (loss) Per
Common Share                            $(0.37)   $     1.13   $     0.95

The accompanying notes are an integral part of the financial statements.

Belmont Bancorp. and Subsidiaries
Consolidated Statements of Shareholders' Equity
For the Years Ended December 31, 1998, 1997 and 1996
($000's)
                                                                                     Accumulated
                                                                                     Other
                                                         Retained Earnings           Compre- Compre-
                               Preferred  Common          Unappro- Appro-   Treasury hensive hensive
                               Stock      Stock   Surplus priated  priated  Stock    Income  Income
Balance, December 31, 1995     $ 1,000    $1,057  $7,781  $14,148  $850     $ (8)    $  336
Comprehensive income
Net Income                           -         -       -    5,002     -         -         -   $5,002
Other comprehensive income,
net of tax
Unrealized loss on securities                                                        (504)    (504)
Comprehensive income                                                                         $4,498
Cash dividends declared:
Preferred stock                      -         -       -     (61)     -         -         -
Common stock(per share $.240)        -         -       -  (1,269)     -         -         -
Redemption of preferred stock  (1,000)         -       -        -     -         -         -

Balance, December 31, 1996     $     -    $1,057  $7,781  $17,820  $850    $  (8)    $(168)
Comprehensive income
Net income                           -         -       -    5,945     -         -         -   $5,945
Other comprehensive income,
net of tax
Unrealized gains on securities                                                         367      367
Comprehensive income                                                                         $6,312
Cash dividends declared:
Common stock (per share $.306)       -         -       -  (1,615)     -         -         -
Five-for-four stock split effected
in the form of a stock dividend      -       264       -    (264)     -         -         -
Cash paid in lieu of fractional
shares on stock dividend             -         -       -      (7)     -         -         -
Purchase of treasury stock           -         -       -        -     -     (123)         -

Balance, December 31, 1997     $     -    $1,321  $7,781  $21,879  $850    $(131)  $    199
Comprehensive income
Net loss (as restated)               -         -       -  (1,919)     -         -         -  $(1,919)
Other comprehensive income,
net of tax
Unrealized loss on securities
net of reclassification
adjustment (see disclosure)                                                         (1,398)   (1,398)
Comprehensive income                                                                         $(3,317)
Cash dividends declared:
Common stock (per share $.385)       -         -       -  (2,022)     -         -         -
Purchase of treasury stock           -         -       -        -     -   (1,308)         -
Issuance of treasury stock           -         -      73        -     -        39         -
Balance, December 31, 1998     $     -    $1,321  $7,854  $17,938  $850  $(1,400)  $(1,199)
(As Restated)
The accompanying notes are an integral part of the financial statements.

Belmont Bancorp. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 1998, 1997 and 1996
($000's)

                                              1998        1997       1996
Operating Activities                          as Restated
Net income (loss)                             $ (1,919)   $   5,945  $  5,002
Adjustments to reconcile net income to
net cash flows provided by (used in)
operating activities:
Provision for loan losses                        12,882       1,055       465
Depreciation and amortization expense               743         818       674
Amortization of investment security premiums      2,403       1,278     1,469
Accretion of investment security discounts and
interest recorded on zero-coupon securities       (302)       (230)     (358)
Investment securities losses                          -           3         1
Trading (gains) losses                             (63)           -         -
Gains on securities available for sale          (1,338)       (802)     (397)
Proceeds from sales of securities held in
trading account                                  12,893           -         -
Purchase of securities for trading account     (14,865)           -         -
Loss (gain) on sale of fixed assets               (384)         (1)         6
Gain on sale of loans                             (144)        (91)      (72)
Loss (gain) on sale of other real estate owned        -         (7)        65
(Increase) decrease in interest receivable        (144)       (665)       229
Increase in interest payable                        165          67         3
Net increase in loans held for sale               (850)       (642)     (242)
Others, net                                     (1,103)     (6,546)     6,130
Net cash provided by operating activities         7,974         182    12,975
Investing Activities
Net decrease (increase) in federal funds sold         -      24,450  (24,450)
Proceeds from maturities and calls of
investment securities                             4,370       3,575     1,859
Purchase of securities available for sale     (193,441)   (164,305)  ( 99,267)
Purchase of investment securities                     -           -         -
Proceeds from sale of securities available for
sale                                             87,580     105,407   110,808
Principal collected on mortgage-backed
securities                                       37,964      16,545    22,930
Net increase in loans and leases, net of
charge-offs                                    (14,013)    (39,771)  (38,514)
Proceeds from sale of loans                      20,144      13,361     9,874
Loans purchased                                       -     (9,124)         -
Recoveries on loans previously charged-off           15          16        47
Proceeds from sale of other real estate owned        39         111       514
Purchase of life insurance contracts              (413)     (2,365)         -
Purchase of premises and equipment                (947)       (979)   (2,859)
Proceeds from sale of fixed assets                  612          20         8
Net cash used in investing activities          (58,090)    (53,059)  (19,050)
Financing Activities
Net increase in deposits                         40,443      2,369     14,689
Net increase (decrease) in repurchase
agreements                                          983    (3,024)    (6,259)
Net increase (decrease) in short-term
borrowings                                     (10,685)      4,635   (14,126)
Proceeds from the issuance of long-term debt     35,000     52,950     15,125
Payments on long-term debt                     (13,233)    (2,991)      (251)
Dividends paid on common and preferred stock    (2,022)    (1,622)    (1,330)
Redemption of preferred stock                         -          -    (1,000)
Issuance of treasury stock                          112          -          -
Purchase of treasury stock                      (1,308)      (123)          -
Net cash provided by financing activities        49,290     52,194      6,848
Increase (Decrease) in Cash and Cash
Equivalents                                       (826)      (683)        773
Cash and Cash Equivalents, Beginning of Year     10,265     10,948     10,175
Cash and Cash Equivalents, End of Year        $   9,439   $ 10,265   $ 10,948

The accompanying notes are an integral part of the financial statements.

Belmont Bancorp. and Subsidiaries
Notes to the Consolidated Financial Statements (as Restated)
For the Years Ended December 31, 1998, 1997 and 1996

1.   Summary of Significant Accounting Policies
The accounting and reporting policies and practices of Belmont Bancorp. (the "Corporation") and its subsidiaries are in accordance with generally accepted accounting principles and conform to general practices within the banking industry. The more significant of these policies and practices are summarized below.
Nature of Operations: Belmont Bancorp. provides a variety of banking services to individuals and businesses through the branch network of its wholly-owned subsidiary, Belmont National Bank (BNB). BNB operates twelve full-service banking facilities located in Belmont, Harrison, and Tuscarawas Counties in Ohio, and Wheeling, West Virginia. Principles of Consolidation: The consolidated financial statements include the accounts of Belmont Bancorp. and its wholly-owned subsidiaries, Belmont National Bank and Belmont Financial Network, Inc. Material intercompany accounts and transactions have been eliminated.
Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Held to Maturity Securities: These securities are purchased with the original intent to hold to maturity and events which may be reasonably anticipated are considered when determining the Corporation's intent and ability to hold to maturity. Securities meeting such criteria at date of purchase and as of the balance sheet date are carried at cost, adjusted for amortization of premiums and accretion of discounts.
Available for Sale Securities: Debt and equity securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and carried at fair value with net unrealized gains and losses, net of tax, reflected as a component of shareholders' equity until realized. Securities held for indefinite periods of time include securities that may be sold to meet liquidity needs or in response to significant changes in interest rates or prepayment risks as part of the Corporation's overall asset/liability management strategy. Trading Securities: Trading securities are held for resale within a short period of time and are stated at fair value. Trading gains and losses include the net realized gain or loss and market value adjustments of the trading account portfolio.
Loans Held for Sale: Residential mortgage loans which management does not intend to hold to maturity or for which sales are pending are reported as loans held for sale. Such loans are carried at the lower of aggregate cost or market. Income Recognition: Income earned by the Corporation and its subsidiaries is recognized principally on the accrual basis of accounting. Certain fees, principally service, are recognized as income when billed. The subsidiary bank suspends the accrual of interest when, in management's opinion, the collection of all or a portion of interest has become doubtful. Generally, when a loan is placed on nonaccrual, the bank charges all previously accrued and unpaid interest against income. In future periods, interest will be included in income to the extent received only if complete principal recovery is reasonably assured.
The Corporation adopted the provisions of Statement of Financial Accounting Standards No. 114 and No. 118, "Accounting for Creditors for Impairment of a Loan." It is the Corporation's policy not to recognize interest income on specific impaired loans unless the likelihood of future loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Since the adoption of SFAS Nos. 114 and 118, the Corporation had no loans which management has determined to be impaired.
The Corporation defers and amortizes loan fees and related origination costs. These fees and costs are amortized into interest or other income over the estimated life of the loan using a method which approximates the interest method. Allowance For Loan Losses: The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions.
Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Because of uncertainties inherent in the estimation process, management's estimate of credit losses inherent in the loan portfolio and the related allowance may change in the near term.
Premises and Equipment: Premises and equipment are stated at cost, less accumulated depreciation and amortization. Provisions for depreciation and amortization are computed generally using the straight line method over the estimated useful lives of the assets. Leasehold improvements are amortized on the straight line basis over the lease period. When units of property are disposed of, the premises and equipment accounts are relieved of the cost and the accumulated depreciation related to such units. Any resulting gains or losses are credited to or charged against
income.   Costs of repairs and maintenance are charged to
expense as incurred. Major renewals and betterments are capitalized at cost.
Other Real Estate: Real estate acquired in satisfaction of indebtedness is recorded at the lesser of the loan balance prior to foreclosure, plus certain costs incurred for improvements to the property, or fair value less estimated selling costs of the property.
Earnings Per Common Share: Earnings per common share are calculated based on net income after preferred dividend requirements and the weighted average number of shares of common stock outstanding during the year. The Corporation has no securities which would be considered potential common stock. The following is a reconciliation of net income to income available to common shareholders in computing basic earnings per share:

(Expressed in Thousands)            1998      1997      1996
Net income (loss)                   $(1,919)  $5,945    $5,002
Preferred stock dividends              -           -      (61)
Income available to
common shareholders                 $(1,919)  $5,945    $4,941

Excess of Cost Over Net Assets Acquired: The excess of cost over net assets of branches purchased in 1991 is being
amortized on the straight line method over ten years.   The
excess of cost over net assets of branches purchased in 1992 is being amortized on the straight line method over a five to eight year period for the portion allocated to the core deposit base and ten years for the remaining excess. The unamortized balances at December 31, 1998 and 1997, were $481,000 and $677,000, respectively. Amortization charged to expense was $196,000 in the period ended December 31, 1998, and $415,000 for the periods ended December 31, 1997 and 1996.
Reclassifications: Certain prior year amounts have been reclassified to conform with current year presentation.

2.  Shareholders' Equity
On December 31, 1996, the Corporation redeemed and retired
all of the remaining outstanding shares of its $100 par
value, non-voting, senior cumulative preferred stock.
On June 16, 1997, the Corporation declared a five-for-four
stock split, which was effected in the form of a 25% stock dividend to shareholders of record on June 16, 1997, and paid on July 1, 1997.
On February 27, 1998, the Corporation declared a two-for-one stock split to shareholders of record on March 16, 1998. As a result of the split, the par value of each share was
reduced to $0.25.
All references in the accompanying financial statements to
the number of common shares and per-share amounts in prior years, have been restated to reflect the stock splits.
At various times during 1998 and 1997, the Corporation repurchased shares of its common stock in open market transactions. The following table represents the change in the Corporation's outstanding shares:
                                       Preferred       Common
                                       Stock           Stock
Shares outstanding, December 31, 1995   10,000         2,114,644
Preferred stock redemption             (10,000)                -
Shares outstanding, December 31, 1996         -        2,114,644
25% stock dividend                            -          527,354
Shares repurchased                            -          (4,500)
Shares outstanding, December 31, 1997         -        2,637,498
Two-for-one stock split                       -        2,644,163
Treasury shares reissued                      -            5,000
Shares repurchased                            -         (64,509)
Shares outstanding, December 31, 1998         -        5,222,152

3. Investment Securities
The estimated fair value of investment securities are as follows at December 31:

                                                  1998                                      1997
                                           Gross                                    Gross
                                           Unreal- Gross      Estimated             Unreal- Gross      Estimated
                                 Amortized ized    Unrealized Fair       Amortized  ized    Unrealized Fair
(Expressed in thousands)         Cost      Gains   Losses     Value      Cost       Gains   Losses     Value
Securities held to maturity:
U.S. Treasury securities and
obligations of U.S. Government
corporations and agencies        $  2,255  $   -   $   (26)   $  2,229   $  2,260   $   -   $ (52)     $  2,208
Obligations of states and
political subdivisions              3,823    273        (3)      4,093      4,487     222     (13)        4,696
Mortgage-backed securities          6,438     84       (30)      6,492      9,208     119     (50)        9,277
Total held to maturity           $ 12,516  $ 357   $   (59)   $ 12,814   $ 15,955   $ 341   $(115)     $ 16,181
Securities available for sale:
U.S. Treasury securities and
obligations of U.S. Government
corporations and agencies        $ 10,653  $   1   $   (97)   $ 10,557   $ 14,886   $  16   $ (10)     $ 14,892
Obligations of states and
political subdivisions             29,509     63      (515)     29,057     17,832     346        -       18,178
Mortgage-backed securities         94,623    324    (1,246)     93,701     58,897     341    (286)       58,952
Corporate debt                      7,530      1      (191)      7,340          -       -        -            -
Mortgage derivative securities     38,797    124      (282)     38,639     24,537      47    (153)       24,431
Total debt securities             181,112    513    (2,331)    179,294    116,152     750    (449)      116,453
Equity securities                   5,700    134      (133)      5,701      4,703       -        -        4,703
Total available for sale         $186,812  $ 647   $(2,464)   $184,995   $120,855   $ 750   $(449)     $121,156

The amortized cost and estimated fair value of investment securities at December 31, 1998, by contractual maturity, follow. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                               Securities            Securities
                               Held to Maturity      Available for Sale
                                          Estimated             Estimated
                               Amortized  Fair       Amortized  Fair
(Expressed in thousands)       Cost       Value      Cost       Value
Due in one year or less        $   533    $   540    $    100   $    101
Due after one year
through five years               3,483      3,520           -          -
Due after five years
through ten years                  557        621       2,026      2,010
Due after ten years              1,506      1,642      45,566     44,842
Mortgage-backed securities       6,437      6,491      94,623     93,702
Mortgage derivative securities       -          -      38,797     38,639
Equity securities                    -          -       5,700      5,701
Total                          $12,516    $12,814    $186,812   $184,995

Sales and write-downs of investment securities resulted in the following:

(Expressed in thousands)   1998      1997       1996
Proceeds from sales        $87,580   $105,407   $110,808
Gross gains                  1,355        869        745
Gross losses                  (18)       (67)      (346)
Losses on securities called    (1)        (3)        (3)
Gains on securities called       1          -          -
Gross trading gains            101          -          -
Gross trading losses          (39)          -          -

All securities sold were classified as available for sale at the time of sale. There were no transfers of securities between classifications in 1998, 1997, or 1996.

Assets carried at $34,847,000 and $29,526,000 at December
31, 1998 and 1997, respectively, were pledged to secure
United States Government and other public funds, and for other purposes as required or permitted by law.

4.   Loans and Allowance for Possible Loan Losses

Loans outstanding at December 31 are as follows:
(Expressed in thousands)               1998        1997
Real estate-construction               $    135    $  1,418
Real estate-mortgage                     56,364      77,111
Real estate-secured by nonfarm,
nonresidential property                  14,719      19,983
Commercial, financial and agricultural  116,539     106,443
Obligations of political subdivisions
in the U.S                                3,191       3,175
Installment and credit card loans to
individuals                              15,504      15,886
Loans receivable                       $206,452    $224,016

Mortgage loans serviced for others approximated $38,230,000, $31,301,000, and $21,047,000 at December 31, 1998, 1997,
and 1996, respectively.

The bank discontinues accruing interest income on loans and leases when, in the opinion of management, the collectibility of such interest appears doubtful. Non-accruing loans and leases amounted to $8,573,000 and $1,515,000 at December 31, 1998 and 1997, respectively. The after-tax effect of the interest that would have been accrued on these loans was $67,000 in 1998 and $46,000 in 1997.

The following is an analysis of loan activity to directors, executive officers, and their associates (see Note 13):

(Expressed in thousands)                  1998         1997
Balance previously reported             $ 6,906     $ 7,812
New loans during the year                   474       2,003
Total                                     7,380       9,815
Less repayments during the year           1,145       2,909
Balance, December 31                    $ 6,235     $ 6,906

Activity in the allowance for loan losses is summarized as follows:

                                             December 31
(Expressed in thousands)                     1998      1997     1996
Balance at beginning of year                 $ 4,134   $3,153   $2,703
Additions charged to operating expense        12,882    1,055      465
Recoveries on loans previously
charged off                                       15       17       47
Total                                         17,031    4,225    3,215
Loans Charged off                             11,556       91       62
Balance at end of year                       $ 5,475    4,134    3,153

The entire allowance represents a valuation reserve which is available for future charge-offs.

5.   Premises and Equipment
Premises and equipment are stated at cost, less accumulated depreciation and amortization, as follows:
                                                        Original
                                   December 31          Useful Life
(Expressed in thousands)          1998       1997       Years
Land and land improvements        $ 1,186    $ 1,225
Buildings                           5,843      5,874    30 - 50
Furniture, fixtures and equipment   5,972      5,456     5 - 12
Leasehold improvements                492        377     5 - 20
Total                              13,493     12,932
Less accumulated depreciation
and amortization                    6,116      5,531
Premises and equipment, net       $ 7,377    $ 7,401

Charges to operations for depreciation and amortization approximate $743,000, $818,000, and $674,000 for 1998, 1997, and 1996, respectively.

6.   Deposits
The distribution of the bank's deposits at December 31, 1998 and 1997, are as follows:

                                           1998                                 1997
                             Non-                                 Non-
                             interest                             interest
                             Bearing     Interest Bearing         Bearing   Interest Bearing
(Expressed in thousands)     Demand  Demand    Savings  Time      Demand    Demand   Savings  Time
Individuals, partnerships
and Corporations             $13,893 $42,437   $88,265  $130,378  $20,818   $33,463  $79,829  $112,190
U.S. Government                   41       -         -         -       44         -        -         -
States and political
subdivisions                       -       -         -    13,052    7,016         -        -     8,439
Other depository
institutions in the U.S.      14,564       -         -         -        -         -        -         -
Certified, officers' checks,
travelers cheques, etc.        1,721       -         -         -    2,109         -        -         -
Total                        $30,219 $42,437   $88,265  $143,430  $29,987   $33,463  $79,829  $120,629

Time deposits include certificates of deposit issued in denominations of $100,000 or more which amounted to $27,245,000 at December 31, 1998, and $17,716,000 at
December 31, 1997. A maturity distribution of time certificates of deposit of $100,000 or more follows:

(Expressed in thousands)                    1998     1997
Due in three months or less                 $ 3,687   $ 5,966
Due after three months through six months     5,482     4,093
Due after six months through twelve months   10,392     4,526
Due after one year through five years         3,987     1,996
Due after five years                          3,697     1,135
Total                                       $27,245   $17,716

7. Securities Sold Under Repurchase Agreements
Securities sold under agreements to repurchase represent primarily overnight borrowings. However, as of December 31, 1998 and 1997, Belmont National Bank had repurchase agreements outstanding with maturities of three months. For all repurchase agreements, the securities underlying the agreements were under the subsidiary bank's control. Information related to these borrowings is summarized below:

(Expressed in thousands)               1998       1997       1996
Balance at year-end                    $6,239     $5,256     $ 8,280
Average during the year                 6,733      7,116      11,529
Maximum month-end balance               7,807      8,847      21,362
Weighted average rate during the year   5.65%      5.66%       4.86%
Weighted average rate at December 31    5.36%      6.39%       5.55%

8.  Short-Term Borrowings
Short-term borrowings consist of advances from the Federal Home Loan Bank of Cincinnati (FHLB) and federal funds purchased. These represent primarily overnight borrowings. FHLB advances are made under agreements which allow for maximum borrowings of $30 million. Advances can be made at fixed or variable rates of interest. Collateral for the advances consists of residential mortgage loans and shares of stock of the Federal Home Loan Bank of Cincinnati. Information related to these borrowings at December 31, 1998 and 1997, is summarized below:

(Expressed in thousands)
FHLB Advances                            1998      1997
Balance at year-end                      $   -     $ 8,829
Average balance during the year          $ 2,709   $17,648
Maximum month-end balance                $22,047   $49,209
Weighted average rate during the year      5.63%     5.66%
Interest rate at December 31                   -     6.90%
Collateral:
Residential mortgage loans               $     -   $13,244
Federal Home Loan Bank stock             $     -   $ 4,450

Federal Funds Purchased                  1998      1997
Balance at year-end                      $ 3,950   $ 5,806
Average during the year                  $   843   $   953
Maximum month-end balance                $11,000   $ 7,000
Weighted average rate during the year      5.35%     5.93%
Weighted average rate at December 31       5.25%     6.76%

9.  Long-Term Debt
Long-term debt consists of advances from the Federal Home
Loan Bank of Cincinnati.  Fixed-rate, single payment loans
totaling $85,000,000 and $62,000,000 at December 31, 1998
and 1997, respectively, mature in 1999 through 2008 with
interest rates ranging from 4.53% to 6.56%.  Fixed-rate,
amortizing loans totaling $6,401,000 and $7,635,000 at
December 31, 1998 and 1997, respectively, reach final
maturity in years 2001 through 2017, with interest rates
ranging from 5.50% to 6.95%.  The loans are secured by
residential mortgage loans with a carrying value of
$44,356,000 and $63,151,000 at December 31, 1998 and 1997,
respectively, Federal Home Loan Bank Stock, and investment
securities with a carrying value of $84,427,000 and
$39,877,000 at December 31, 1998 and 1997, respectively.
Scheduled principal payments on long-term debt in each of
the five years subsequent to December 31, 1998, are as
follows:
(Expressed in thousands)
          1999         $ 6,055
          2000           5,997
          2001             967
          2002             379
          2003             343
          Thereafter    77,660

10.  Income Tax
The components of applicable income taxes are as follows:

(Expressed in thousands)  1998       1997       1996
Currently payable
(refundable)              $(2,269)   $1,710     $1,910
Deferred                        83    (289)      (134)
Income tax
(benefit)                 $(2,186)   $1,421     $1,776

The following temporary differences gave rise to the
deferred tax asset at December 31, 1998 and 1997:
(Expressed in thousands)                  1998       1997
Allowance for loan losses                 $1,020     $1,256
Interest on non-accrual loans                 18         24
Unrealized (gains) losses on investments     624       (94)
Deferred loan origination fees                10         11
Deferred compensation and liability
for future employees' benefits               295        228
Intangible assets                            342        301
Premises and equipment due to
differences in depreciation                (137)      (156)
Direct finance leases                       (86)       (86)
Federal Home Loan Bank
stock dividends                            (347)      (235)
Alternative minimum tax credit
carryforward                                 148          -
Total deferred tax assets                 $1,887     $1,249

A reconciliation between the amount of reported income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

                                  1998              1997             1996
(Expressed in thousands)    Amount     Percent   Amount  Percent  Amount  Percent
Tax at statutory rate       $(1,396)  (34.0)     $2,504   34.0    $2,305  34.0
Reductions in taxes
resulting from:
Tax exempt interest
on investments and loans       (514)  (12.5)      (550)  (7.5)     (537)  (7.9)
Tax credits                     (74)   (1.8)      (482)  (6.5)         -      -
Excess of tax loss over
book gains on
investment securities           (31)   (0.7)       (33)  (0.4)      (37)  (0.6)
Earnings on life
insurance policies              (93)   (2.3)       (43)  (0.6)      (39)  (0.6)
Non-deductible
interest expense                  64     1.6         68    0.9        78   1.2
Use of capital loss
carryforward                   (147)   (3.6)       (44)  (0.6)        -     -
Others - net                       5     0.1          1     -          6   0.1
Actual tax expense
(benefit)                   $(2,186)  (53.2)     $1,421   19.3    $1,776  26.2

11.  Employee Benefit Plans
The Corporation has a profit-sharing retirement plan which includes all full-time employees who have reached the age of twenty-one and have completed at least one year of service. Each participant can elect to contribute to the plan an amount not to exceed 10% of their salary. The plan provides for an employer matching contribution on the first 4% of the participant's elective contribution. In addition to the matching contribution, the plan provides for a discretionary contribution to be determined by the bank's Board of Directors.

Total pension expense for 1998, 1997, and 1996 was $295,000, $277,000, and $234,000, respectively.

In addition to providing the profit-sharing plan, Belmont Bancorp. sponsors two defined benefit post-retirement plans that cover both salaried and nonsalaried employees.
Employees must be fifty-five years old and have ten years of service to qualify for both plans. One plan provides medical and dental benefits, and the other provides life insurance benefits. The post-retirement health care plan is contributory, with retiree contributions adjusted annually; the life insurance plan is noncontributory. On January 1, 1993, Belmont Bancorp. adopted Statement of Financial Accounting Standards ("SFAS") No. 106, "Employer's
Accounting for Post-retirement Benefits Other than
Pensions." The statement requires the accrual of the
expected cost of providing post-retirement benefits to employees and certain dependents during the years that an employee renders service.
The following table sets forth the plan's combined funded status reconciled with the amount shown in the Corporation's balance sheet at December 31:
(Expressed in thousands)                          1998    1997
Accumulated post-retirement benefit obligation:
Retirees                                          $ 50    $ 39
Active plan participants                            42      49
                                                    92      88
Plan assets at fair value                            -       -
Accumulated post-retirement benefit
obligation in excess of plan assets                 92      88
Unrecognized net gain (loss) from past
experience different from that assumed
and from changes in assumptions                     49      56
Prior service cost not yet recognized
in expense                                        (10)       2
Accrued post-retirement benefit cost
in the balance sheet                              $131    $146

The Corporation's post-retirement health care plan is under funded. The accumulated post-retirement benefit obligation and plan assets for that plan are $92,000 and $-0-, respectively, at December 31, 1998, and $88,000 and $-0-, respectively, at December 31, 1997.

Post-retirement expense includes the following components:
(Expressed in thousands)                     1998     1997     1996
Service cost                                 $   2    $   5    $   6
Interest cost on accumulated
post-retirement benefit obligation               7        9       10
Net amortization and deferral                 (20)     (12)     (10)
Post-retirement expense                      $(11)    $   2    $   6

The annual assumed rate of increase in the per capita cost of covered benefits for 1998 and 1997 is 11.0% for medical benefits and 8.5% for dental benefits. The rates are assumed to decrease gradually to 5.5% (for medical in 2006 and for dental in 2004), and remain at that level thereafter. Increasing the assumed health care trend rates by one percentage point in each year would have an immaterial effect on the accumulated post-retirement benefit obligation and the aggregate of the service and interest cost components of the net periodic post-retirement benefit cost. The weighted-average discount rate used in determining the accumulated post-retirement benefit obligation was 7%. The long-term inflation rate assumed was 4%.

12.  Leases
The subsidiary bank utilized certain bank premises and
equipment under long-term leases expiring at various dates.
In certain cases, these leases contain renewal options and
generally provide that the Corporation will pay for
insurance, taxes and maintenance.
As of December 31, 1998, the future minimum rental payments
required under noncancelable operating leases with initial
terms in excess of one year are as follows:
             (Expressed in thousands)
                                       Operating Leases
 Year ending December 31,
  1999                                 $119
  2000                                  119
  2001                                  120
  2002                                  122
  2003                                  121
 Thereafter                             203
   Total minimum lease payments        $804

Rental expense under operating leases approximated $139,000 in 1998, $132,000 in 1997, and $129,000 in 1996.

13.  Related Party Transactions
Certain directors and executive officers and their associates were customers of, and had other transactions with, the subsidiary bank in the ordinary course of business in 1998 and 1997. The outstanding balance of all loans to the related parties was $6,235,000 and $6,906,000 at December 31, 1998 and 1997, respectively. All loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others and did not involve more than the normal risk of collectibility or present other unfavorable features.

14.  Commitments and Contingencies
The subsidiary bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the
amount recognized in the balance sheet.   The contract
amounts of those instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments.
The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.
The following represents financial instruments whose contract amounts represent credit risk at December 31:
                                    Contract Amount
(Expressed in thousands)            1998     1997
 Commitments to extend credit      $30,297   $27,081
 Standby letters of credit           2,414     1,449

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the counter party. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing properties. Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. Of the standby letters of credit, $2,121,000 expire in 1999, while the remaining $293,000 expire in various years through 2027. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.
In the ordinary course of business, the Corporation and its subsidiaries have been named as defendants in legal actions. Management believes, based on the advice of counsel, that liabilities, if any, arising from these actions will not be material to the Corporation's financial position or results of operations.

15.  Concentrations of Credit Risk
The subsidiary bank extends commercial, consumer, and real estate loans to customers primarily located in Belmont, Harrison, and Tuscarawas Counties in Ohio and Ohio County, West Virginia. While the loan portfolios are diversified, the ability of the borrowers to meet their contractual obligations partially depends upon the general economic condition of Southeastern Ohio and the Northern Panhandle of West Virginia.
At December 31, 1998, there were approximately $21,669,000 in loans to businesses that operated in the outdoor amusement industry or manufactured equipment for use in this
industry.   These loans represent 9.95% of total loans.
Approximately one-half of these loans are to borrowers located in the State of Ohio. The remaining businesses operate throughout the continental United States. There were no other significant concentrations.

16.  Limitations on Dividends
The approval of the Comptroller of the Currency is required to pay dividends if the total of all dividends declared by a national bank in any calendar year exceeds the total of its retained net profits of the preceding two years. Under this formula, the bank cannot declare dividends in 1999 without approval of the Comptroller of the Currency. The subsidiary bank is the primary source of funds to pay dividends to the shareholders of Belmont Bancorp.

17.  Other Operating Expenses

Other operating expenses include the following:
(Expressed in thousands)            1998    1997    1996
Taxes other than payroll
and real estate                     $  507  $  426  $  395
Supplies and printing                  299     280     301
Insurance, including
Federal Deposit Insurance              127     125     567
Amortization of intangibles            196     415     415
Other (individually less than
1% of total interest income)         1,977   1,808   1,771
Total                               $3,106  $3,054  $3,449

18.Restrictions on Cash

The subsidiary bank is required to maintain an average reserve balance with the Federal Reserve Bank. The average amounts of the reserve balance for the years ended
December 31, 1998 and 1997, were $4,337,000 and $3,987,000,
respectively.

19.  Cash Flows Information
The Corporation's policy is to include cash on hand and amounts due from banks in the definition of cash and cash equivalents.
Cash payments for interest in 1998, 1997, and 1996 were $16,316,000, $13,937,000, and $12,124,000, respectively.
Cash payments for income taxes for 1998, 1997, and 1996, were $2,168,000, $2,074,000, and $1,733,000, respectively.

20.  Regulatory Matters
The subsidiary bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the bank must meet specific capital guidelines that involve quantitative measures of the bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory
accounting practices.   The bank's capital amounts and
classifications are also subject to qualitative judgments by the regulators about components, risk, weighting, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the bank meets all capital adequacy requirements to which they are subject.
As of December 31, 1998, the most recent notifications from the Office of the Comptroller of the Currency categorized the bank as adequately capitalized under the regulatory framework for prompt corrective action. To remain adequately capitalized, the bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.

Based on the effects of the events described in Note 24,
management believes that the institution will be considered
adequately capitalized as of March 31, 1999, under the
regulatory framework for prompt corrective action.
                                                               To Be Well
                                                               Capitalized Under
                                            For Capital        Prompt Corrective
                               Actual       Adequacy Purposes  Action Provisions
(expressed in thousands)   Amount   Ratio   Amount   Ratio     Amount   Ratio
As of December 31, 1998:
Total Capital              $27,365   9.6%   $22,752  8.0%      $28,440  10.0%
(to Risk Weighted Assets)
Tier I Capital              23,810   8.4%    11,376  4.0%       17,064   6.0%
(to Risk Weighted Assets)
Tier I Capital              23,810   5.8%    16,429  4.0%       20,537   5.0%
(to Average Assets)

As of December 31, 1997:
Total Capital               33,614  12.9%    20,912  8.0%       26,141  10.0%
(to Risk Weighted Assets)
Tier I Capital              30,336  11.6%    10,456  4.0%       15,684   6.0%
(to Risk Weighted Assets)
Tier I Capital              30,336   8.1%    14,962  4.0%       18,702   5.0%
(to Average Assets)

21.  Fair Value of Financial Instruments
Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlements of the instruments. Statement 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. In addition, the value of long-term relationships with depositors and other customers is not reflected. The value of these items is significant. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.
The following methods and assumptions were used in estimating fair values of financial instruments as disclosed herein:
Cash and Cash Equivalents: For those short-term instruments, the carrying amount is a reasonable estimate of fair value.
Investment Securities and Securities Available for Sale:
For debt securities, derivative instruments and marketable equity securities held for investment purposes and for sale, fair values are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.
Loans: For certain homogeneous categories of loans, such as some residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.
Deposit Liabilities: The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.
Short-Term Borrowings: These liabilities represent primarily overnight borrowings and debt maturing within ninety days of issuance with interest rates adjusted weekly. Accordingly, the carrying amount is a reasonable estimate of fair value.
Long-Term Debt: The fair values of long-term debt are estimated using discounted cash flow analyses based on the Corporation's current incremental borrowing rates for similar types of borrowing arrangements.

The estimated fair values of the Corporation's financial instruments are as follows:

                                         1998                    1997
                                Carrying    Estimated    Carrying   Estimated
(Expressed in thousands)        Amount      Fair Value   Amount     Fair Value
Financial assets:
Cash and federal funds sold     $  9,439    $  9,439     $ 10,265   $ 10,265
Trading securities                 2,281       2,281            -          -
Securities available for sale    184,995     184,995      121,156    121,156
Securities held to maturity       12,516      12,814       15,955     16,181
Loans, net                       202,711     215,559      220,766    225,678
Financial liabilities:
Deposits                         304,351     307,079      263,908    264,413
Repurchase agreements              6,239       6,239        5,256      5,256
Short-term borrowings              3,950       3,950       14,635     14,635
Long-term debt                    91,401      93,975       69,635     60,857

22.  Condensed Parent Company Financial Statements
Presented below are the condensed balance sheets, statements of income, and statements of cash flows for Belmont Bancorp.

Balance Sheets (Expressed in thousands)
                                               December 31,
Assets                                         1998        1997
 Cash                                          $   307     $   227
 Investment in subsidiaries
  (at equity in net assets)                     23,366      30,611
 Equity securities                                 513          66
 Advances to subsidiaries                        1,006       1,068
 Prepaid expenses                                  155         247
 Other assets                                      660         565
 Total assets                                  $26,007     $32,784
Liabilities
 Payable to subsidiary                         $   149     $   485
 Deferred compensation                             494         400
Total liabilities                                  643         885
Shareholders' Equity
 Preferred stock                                     -           -
 Common stock                                    1,321       1,321
 Capital surplus                                 7,854       7,781
 Treasury stock-
 66,174 and 13,330 shares, respectively        (1,400)       (131)
 Retained earnings-appropriated                    850         850
 Retained earnings-unappropriated               17,938      21,879
 Net unrealized gain (loss) on
 securities available for sale                 (1,199)         199
 Total shareholders' equity                     25,364      31,899
 Total liabilities and shareholders' equity    $26,007     $32,784

Statements of Income
                                     1998         1997       1996
Operating income
 Dividends from subsidiaries         $  3,921     $2,207     $2,479
 Gain on sale of securities                 -        126          -
 Other income                             108         27         19
  Total income                          4,029      2,360      2,498
Operating expenses                        143        113         67
  Income before income tax
  and equity in undistributed
  income of subsidiaries                3,886      2,247      2,431
Income tax (credit)                      (41)         12       (18)
Equity in undistributed income
(loss) of subsidiaries                (5,846)      3,710      2,553
  Net income (loss)                  $(1,919)     $5,945     $5,002

Statements of Cash Flows
                                     1998         1997       1996
Operating activities
 Net income (loss)                   $(1,919)     $ 5,945    $ 5,002
 Adjustments to reconcile net income
 to net cash provided by operating
 activities:
 Gain on sale of securities                 -       (126)          -
 Undistributed earnings of
 affiliates                             5,846     (3,710)    (2,553)
Changes in operating assets and
liabilities:
Prepaid expenses                           92       (242)        153
Accrued expenses and dividends             94         121        259
Other assets                             (95)       (143)      (422)
Net cash provided by
operating activities                    4,018       1,845      2,439
Investing activities
Proceeds from sale of securities            -         180          -
 Payments to subsidiaries               (274)       (154)       (31)
 Investment purchases                   (446)           -          -
Net cash provided by (used in)
investing activities                    (720)          26       (31)
Financing activities
Cash paid for fractional shares             -         (7)          -
Purchase of treasury stock            (1,308)       (123)          -
Redemption of preferred stock             112           -    (1,000)
Dividends                             (2,022)     (1,615)    (1,330)
Net cash used in financing
activities                            (3,218)     (1,745)    (2,330)
Increase (decrease) in cash & cash
equivalents                                80         126         78
Cash and cash equivalents at
beginning of year                         227         101         23
Cash and cash equivalents at
end of year                          $    307     $   227    $   101

Supplemental disclosures:
The Corporation made income tax payments of $2,168,000, $2,074,000, and $1,733,000 in 1998, 1997, and 1996,
respectively. These payments represented income tax payments for the Corporation and its consolidated subsidiaries.

The parent company incurred no interest expense in 1998, 1997, or 1996.

23. Comprehensive Income
In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130,
"Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income in a full set of financial statements.
The Corporation adopted this statement on January 1, 1998, and has reclassified information in the 1997 and 1996 financial statements to reflect application of the provisions of this statement. Unrealized gains and losses on securities available for sale are the only components of other comprehensive income that apply to the Corporation.

(Expressed in thousands)          1998       1997        1996
Before-tax amount                 $(2,118)   $    556    $  (764)
Tax expense (benefit)                (720)        189       (260)
Net-of-tax amount                 $(1,398)   $    367    $  (504)

Disclosure of reclassification amount for
1998:
Unrealized holding loss
arising during the period                    $  (959)
Less: reclassification adjustment
for gains included in net income                (439)
Net unrealized loss on securities            $(1,398)

The income tax benefit related to the reclassification adjustment for 1998 was $226.

24.  Restatement and Subsequent Events
As publicly announced on April 28, 1999, a large commercial
borrower of BNB voluntarily and unexpectedly ceased
operations on April 26, 1999.  In the course of assessing
the impact of this event on BNB, management discovered
certain irregularities related to indirect consumer loans
which had been obtained by BNB through the borrower's
finance department.  With respect to the consumer loans BNB
provided to the borrower's customers, BNB advanced the
proceeds of the loans directly to the borrower, with the
permission of the customer.  An investigation revealed that
there were instances where the customer would subsequently
cancel the sales contract with the borrower, but the funds
were not returned by the borrower to BNB.  In other
instances, the borrower failed to perform on the retail
sales contract even though BNB had provided funds to the
borrower so that the borrower could complete the terms of
the sales contract.  In addition, the borrower often failed
to pay off other lenders which has further impacted BNB's
collateral position.  As a result, management has recognized as a loss any cancelled sales contracts plus the estimated
loss associated with contracts in the progress of
construction.
Additional funds were advanced by BNB on consumer loans, as
described above, in 1999.  BNB also advanced loans for the
direct benefit of the borrower in 1999.  As a result of the
events which occurred in April 1999, BNB has recognized
additional losses of $5.7 million in the first quarter of
1999 related to these loans.  The accompanying Consolidated
Financial Statements as of December 31, 1998, presented the
restated results.
A summary of the effects of the restatement follows (in
thousands, except per share data:
Consolidated Balance Sheet
                                              December 31, 1998
                                       As previously
                                       Reported            as Restated
Assets
Cash and due from banks                $  9,439            $  9,439
Loans held for sale                       1,734               1,734
Trading securities                        2,281               2,281
Securities available for sale           184,995             184,995
Securities held to maturity              12,516              12,516
Loans                                   217,679             206,452
Less allowance
 for possible loan losses               (4,529)             (5,475)
Net loans                               213,150             200,977
Premises and equipment, net               7,377               7,377
Accrued income receivable                 2,780               2,731
Other assets                             12,077              16,233
    Total assets                       $446,349            $438,283
Liabilities and Shareholders' Equity
Liabilities
Noninterest bearing deposits:
 Demand                                $ 30,219            $ 30,219
Interest bearing deposits:
Demand                                   42,437              42,437
Savings                                  88,265              88,265
Time                                    143,430             143,430
Total deposits                          304,351             304,351
Securities sold under
repurchase agreements                     6,239               6,239
Federal funds purchased and
 other short term borrowings              3,950               3,950
Long-term debt                           91,401              91,401
Accrued interest on deposits
and other borrowings                        896                 896
Other liabilities                         6,082               6,082
Total liabilities                       412,919             412,919
Shareholders' equity
Preferred stock                               0                   0
Common stock                              1,321               1,321
Surplus                                   7,854               7,854
Treasury stock                          (1,400)             (1,400)
Retained earnings:
 Unappropriated                          26,004              17,938
 Appropriated for contingencies             850                 850
 Accumulated other comprehensive
 income                                 (1,199)             (1,199)
Total shareholders' equity               33,430              25,364
Total liabilities and
shareholders'equity                    $446,349            $438,283

Consolidated Statement of Income (Loss)
                                             Year Ended December 31, 1998
                                          As previously
                                          Reported            as Restated
Interest Income
Loans and lease financing:
  Taxable                                 $   20,972          $    20,923
Tax-exempt                                       271                  271
Investment securities:
  Taxable                                      7,720                7,720
  Tax-exempt                                   1,241                1,241
Dividends                                        336                  336
Interest on trading securities                    68                   68
Interest on federal funds sold                   228                  228
Total interest income                         30,836               30,787
Interest Expense
Deposits                                      11,671               11,671
Other borrowings                               4,809                4,809
Total interest expense                        16,480               16,480
Net interest income                           14,356               14,307
Provision for Possible Loan Losses               710               12,882
Net interest income after provision
for possible loan losses                      13,646                1,425
Noninterest Income
Trust fees                                       463                  463
Service charges on deposits                      752                  752
Other operating income                           968                  968
Gain on sale of real estate                      383                  383
Investment securities gains                    1,400                1,400
Total noninterest income                       3,966                3,966
Noninterest Expense
Salary and employee benefits                   4,633                4,633
Net occupancy expense of premises                824                  824
Equipment expense                                933                  933
Other operating expenses                       3,106                3,106
Total noninterest expense                      9,496                9,496
Income (loss) before
income taxes                                   8,116              (4,105)
Income Taxes (benefit)                         1,969              (2,186)
Net income (loss)                         $    6,147              (1,919)
Weighted Average Number of Shares
Outstanding                                5,252,161            5,252,161
Earnings (loss) per common share          $     1.17          $    (0.37)

Opinion of Independent Certified Public Accountants
Board of Directors
Belmont Bancorp.
St. Clairsville, Ohio

We have audited the accompanying consolidated balance sheets of Belmont Bancorp. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 1998.
These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Belmont Bancorp. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of its operations, changes in shareholders' equity, and cash flows, for each of the three years in the period ended
December 31, 1998, in conformity with generally accepted accounting principles.

As discussed in Note 24, the 1998 financial statements have been restated.


s/S.R.Snodgrass A.C.
S.R. Snodgrass A.C.
Wheeling, West Virginia
May 19, 1999