Form 10-Q
period 1999-06-30
BELMONT BANCORP
filed 1999-08-16
CIK 726294

U.S. Securities and Exchange Commission
                Washington, D.C.  20549

                       Form 10-Q

          For the Quarter Ended June 30, 1999

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

             Common Stock, $0.25 par value,
                 5,236,534 shares
                    outstanding
                 as of August 4, 1999

                       FORM 10-Q
                   BELMONT BANCORP.
              Quarter Ending June 30,1999

                         INDEX

Part I.  Financial information

Management's report on financial statements

Consolidated Statements of Condition - June 30, 1999,
December 31, 1998, and June 30, 1998

Consolidated Statements of Income-Six Months Ended
June 30, 1999 and June 30, 1998

Consolidated Statements of Income-Three Months
Ended June 30, 1999 and June 30, 1998

Consolidated Statements of Cash Flows-Six Months
Ended June 30, 1999 and June 30, 1998

Consolidated Statements of Changes in Shareholders'
Equity Six Months Ended June 30, 1999 and June 30, 1998

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

     The following consolidated financial statements and related notes of Belmont Bancorp. and subsidiaries were prepared by management, which has the primary responsibility for the integrity of the financial information. The statements are prepared in conformity with generally accepted accounting principles appropriate in the circumstances, and include amounts that are based on management's best estimates and judgments. Financial information elsewhere in the quarterly report is prepared on a basis consistent with that in the financial statements.

     In meeting its responsibility for the accuracy of the financial statements, management relies on the Corporation's comprehensive system of internal accounting controls. This system is intended to provide reason-able assurance that assets are safeguarded and transactions are recorded to permit the preparation of appropriate financial information. The system of internal controls is characterized by an effective control oriented environment within the Corporation which is augmented by written policies and procedures, internal audits and the careful selection and training of qualified personnel.

     The functioning of the accounting system and related internal accounting controls is under the general oversight of the Audit Committee of the Board of Directors, which is comprised of seven outside directors. The accounting system and related controls are reviewed by a program of internal audits and by the Corporations' independent accountants. The Audit
Committee meets regularly with the contract internal auditor and the independent public accountants to review the work of each and ensure that each group is properly discharging its responsibilities. In addition, the Committee reviews and approves the scope and timing of the internal and external audits and any findings with respect to the system of internal controls. Reports of examinations conducted by federal regulatory agencies are also reviewed by the Committee.

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Belmont Bancorp. and its subsidiaries, Belmont National Bank and Belmont Financial Network.

Belmont Bancorp. and Subsidiaries
Consolidated Condensed Balance Sheet       `
(Unaudited)  ($000s except per share amounts)
                                             June 30,   December 31,  June 30,
                                             1999       1998          1998
ASSETS

    Cash and due from banks                  $ 10,272   $  9,439      $ 11,190
    Federal funds sold                              -          -           475
    Loans held for sale                         2,548      1,734         1,615
    Trading securities                              -      2,281           988
    Securities available for sale at
    market value                              165,485    184,995       148,187
    Securities held to maturity                     -     12,516        14,254
    Loans                                     197,515    206,452       221,954
    Less allowance for possible loan
    losses                                    (6,932)    (5,475)       (4,307)
          Net loans                           190,583    200,977       217,647
    Premises and equipment, net                 7,485      7,377         7,445
    Other real estate owned                       205          -             -
    Accrued income receivable                   2,826      2,731         2,921
    Other assets                               19,551     16,233        11,576
          Total assets                       $398,955   $438,283      $416,298

LIABILITIES

    Non-interest bearing deposits:
           Demand                            $ 26,757   $ 30,219      $ 27,524
    Interest-bearing deposits:
           Demand                              36,723     42,437        43,554
           Savings                             81,424     88,265        81,593
           Time                               134,778    143,430       136,593
           Total deposits                     279,682    304,351       289,264
    Securities sold under repurchase
    agreements                                  5,397      6,239         7,685
    Federal funds purchased and other
    short-term borrowings                          66      3,950             -
    Long term debt                             91,021     91,401        72,214
    Accrued interest on deposits and
      other borrowings                            845        896           928
    Other liabilities                           2,355      6,082        12,991
            Total liabilities                $379,366   $412,919      $383,082

SHAREHOLDERS' EQUITY

    Preferred stock - authorized 90,000
    shares with
    no par value; issued and
    outstanding, none                               -          -             -
    Common stock  - $0.25 par value,
    17,800,000 shares
    authorized; 5,288,326 issued at
    6/30/99                                  $  1,321   $  1,321      $  1,321
    Surplus                                     7,904      7,854         7,854
    Treasury stock (51,792 shares at
    6/30/99;  66,174 shares at 12/31/98;
    52,660 shares at 6/30/98)                 (1,170)    (1,400)         (501)
    Retained earnings:
             Unappropriated                    13,757     17,938        23,910
             Appropriated for
             contingencies                        850        850           850
    Accumulated other comprehensive
    (loss)                                    (3,073)    (1,199)         (218)
          Total shareholders' equity         $ 19,589   $ 25,364      $ 33,216
          Total liabilities and
          shareholders' equity               $398,955   $438,283      $416,298

Belmont Bancorp. and Subsidiaries
Consolidated Condensed Statement of Income
(Unaudited)  ($000s except per share amounts)
                                     For the Six Months Ended June 30,
                                     1999        1998
INTEREST INCOME

    Loans and lease financing
        Taxable                      $    9,031  $   10,451
        Tax-exempt                          142         133
    Investment securities:
        Taxable                           3,687       3,517
        Tax-exempt                          915         635
    Dividends                               180         163
    Interest on trading
    securities                               86           6
    Interest on fed funds sold               48          56

        Total interest income            14,089      14,961

INTEREST EXPENSE

      Deposits                            5,639       5,515
      Borrowings                          2,707       2,228
         Total interest expense           8,346       7,743
         Net interest income              5,743       7,218
      Provision for possible
      loan losses                         7,606         275
         Net interest income
         (loss) after provision
         for possible loan
         losses                         (1,863)       6,943

NON-INTEREST INCOME

      Trust fees                            232         237
      Service charges on
      deposits                              424         353
      Other operating income                428         452
      Investment securities
      gains (losses)                        (1)         (1)
      Trading profits (losses)             (10)          31
      Gains (losses) on
      securities available for sale        (16)         587
      Total non-interest
      income                              1,057       1,659

NON-INTEREST EXPENSE

      Salary and employee
      benefits                            2,153       2,129
      Net occupancy expense of
      premises                              473         405
      Equipment expenses                    439         476
      Other operating expenses            1,839       1,502

          Total non-interest
          expense                         4,904       4,512
          Income (loss) before
          income taxes                  (5,710)       4,090
INCOME TAXES (CREDIT)                   (2,156)       1,085
          Net income (loss)            ($3,554)  $    3,005

PER COMMON SHARE DATA

        Net income (loss) per
        share                           ($0.68)  $     0.57
        Cash dividend per share      $    0.120  $    0.185
        Book value per share         $     3.74  $     6.31
        Weighted average shares
        outstanding                   5,234,309   5,262,797

Belmont Bancorp. and Subsidiaries
Consolidated Condensed Statement of Income
(Unaudited)  ($000s except per share amounts)
                                         Three months ended June 30,
                                         1999        1998
INTEREST INCOME

    Loans and lease financing
        Taxable                      $    4,172   $   5,236
        Tax-exempt                           72          67
        Investment securities:
        Taxable                           1,710       1,689
        Tax-exempt                          530         344
    Dividends                                92          82
    Interest on trading
    securities                               34           5
    Interest on fed funds sold               11          17

        Total interest income             6,621       7,440

INTEREST EXPENSE

      Deposits                            2,747       2,855
      Borrowings                          1,352       1,068
      Total interest expense              4,099       3,923
      Net interest income                 2,522       3,517
      Provision for possible
      loan losses                         1,871         125
      Net interest income
      (loss) after provision
      for possible loan losses              651       3,392

NON-INTEREST INCOME

      Trust fees                            104         128
      Service charges on
      deposits                              237         182
      Other operating income                203         222
      Investment securities
      gains (losses)                          -         (1)
      Trading profits (losses)               50          17
      Gains (losses) on
      securities available for sale        (57)         267
      Total non-interest income             537         815

NON-INTEREST EXPENSE

      Salary and employee
      benefits                            1,071       1,063
      Net occupancy expense of
      premises                              222         206
      Equipment expenses                    210         255
      Other operating expenses            1,129         762
          Total non-interest
          expense                         2,632       2,286
          Income (loss) before
          income taxes                  (1,444)       1,921
INCOME TAXES (CREDIT)                     (499)         494
           Net income (loss)             ($945)      $1,427

PER COMMON SHARE DATA

        Net income (loss) per
        share                           ($0.18)       $0.27
        Cash dividend per share               -      $0.100
        Weighted average shares
        outstanding                   5,236,534   5,261,996

Belmont Bancorp. and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
Six Months Ended June 30 (Unaudited)


                                                   1999        1998
Operating Activities

Net income (loss)                                   ($3,554)   $   3,005

Adjustments to reconcile net income to net
cash flows provided by operating activities:
Provision for possible loan losses                     7,606         275
Depreciation and amortization expense                    360         403
Amortization of investment security
premiums                                               1,599         897
Accretion of investment security discounts and
interest recorded on zero-coupon securities            (279)       (126)
Trading (gains) losses                                    10        (31)
Investment securities (gains) losses                       1           1
(Gains) losses on securities available for sale           17       (587)
Gain on sale of loans                                   (25)        (70)
Proceeds on sale of trading assets                    13,592       3,152
Purchase of trading assets                          (15,516)     (3,640)
(Increase) decrease in interest receivable              (95)       (335)
Increase (decrease) in interest payable                 (51)         197
Others, net                                          (6,083)       9,543
   Net cash provided (used) by operating
   activities                                        (2,418)      12,684

Investing Activities
Net decrease in federal funds sold                         0       (475)
Proceeds on sale of securities available for
sale                                                  32,104      37,845
Proceeds from maturities and calls of investment
securities                                               171       3,161
Purchase of securities available for sale           (27,754)    (81,826)
Principal collected on mortgage-backed
securities                                            27,526      14,206
Net (increase) decrease in loans and
leases, net of charge offs                           (5,408)    (12,952)
Proceeds on sale of loans                              6,922      14,220
Recoveries on loans previously charged off               280          12
Proceeds from sale of other real estate owned              0          39
Purchases of premises and equipment                    (468)       (447)
Net cash provided (used) by investing
activities                                            33,373    (26,217)

Financing Activities
Net increase (decrease) in deposits                 (24,669)      25,356
Net increase (decrease) in repurchase agreements       (842)       2,429
Net increase (decrease) in short-term borrowings     (3,884)    (14,635)
Proceeds on long-term debt                                 0      15,000
Payments on long-term debt                             (380)    (12,421)
Purchase of treasury stock                                 0       (409)
Treasury stock issued                                    280         112
Dividends paid on common and preferred stock           (627)       (974)
Net cash provided (used) by financing
activities                                          (30,122)      14,458

Increase (Decrease) in Cash and Cash Equivalents         833         925

Cash and Equivalents at Beginning of Year              9,439      10,265
Cash and Equivalents at June 30                    $  10,272   $  11,190

Belmont Bancorp. and Subsidiaries
Consolidated Statements of Shareholders' Equity
For the Six Months Ended June 30, 1999 and 1998
                                                      Accumulated
                                                      Other
                                            Compre-   Compre-                    Retained Earnings
                                            hensive   hensive Common         Unappro- Appro-  Treasury
                                   Total    Income    Income  Stock  Surplus priated  priated Stock

Balance, December 31, 1997         $31,899             $ 199  $1,321 $7,781  $21,879  $850    ($131)

1998 Year-to-date net income         3,005   3,005                             3,005
Change in unrealized loss-
securities available-for-sale,
net of reclassification
adjustment (1)                       (417)   (417)     (417)
Comprehensive income                        $2,588
Purchase of treasury stock           (409)                                                     (409)
Issuance of treasury stock             112                               73                      39
Cash dividends declared:
Common stock ($.185 per
share)                               (974)                                     (974)
Balance, June 30, 1998             $33,216            ($218)  $1,321 $7,854  $23,910  $850    ($501)

(1)  Disclosure of
reclassification adjustment:
Unrealized holding losses
arising during period                        ($30)
Less:  reclassification
adjustment for gains (loss)
included in net income, net
of tax                                         387
Net unrealized losses on
securities                                  ($417)

                                                    Accumulated
                                                    Other
                                           Compre-  Compre-                      Retained Earnings
                                           hensive  hensive  Common         Unappro- Appro-  Treasury
                                   Total   Income   Income   Stock  Surplus priated  priated Stock
Balance, December 31, 1998, as
previously reported                $33,430          ($1,199) $1,321 $7,854  $26,004  $850    ($1,400)
Prior period adjustment, net of
tax                                (8,066)                        0      0  (8,066)     0           0
Balance as restated, December 31,
1998                                25,364           (1,199)  1,321  7,854   17,938   850     (1,400)
1999 Year-to-date net loss         (3,554) ($3,554)                         (3,554)

Change in unrealized loss-
securities available-for-sale,
net of reclassification
adjustment (2)                     (1,874)  (1,874)  (1,874)
Comprehensive loss                         ($5,428)

Purchase of treasury stock               0
Issuance of treasury stock             280                              50                        230
Cash dividends declared:
Common stock ($.12 per share)        (627)                                    (627)
Balance, June 30, 1999             $19,589          ($3,073) $1,321 $7,904  $13,757  $850    ($1,170)

(2)  Disclosure of
reclassification adjustment:
Unrealized holding losses
arising during period                      ($1,885)
Less:  reclassification
adjustment for gains (loss)
included in net income, net of tax             (11)
Net unrealized losses on
securities                                 ($1,874)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SUMMARY

     For the six months ended June 30, 1999, Belmont
Bancorp. incurred a loss of $3,554,000, or a loss of $0.68 per share, compared to earnings of $3,005,000, or $0.57 per share, for the first six months of 1998. For the second quarter ended June 30, 1999, the Corporation incurred a loss of $945,000,or a loss of $0.18 per common share, compared to earnings of $1,427,000, or $0.27 per common share for the comparative quarter last year.

     The losses reported for the year and quarter to date periods for 1999 were primarily the result of a provision for loan losses totaling $$7,606,000 for the first six months of 1999 and a provision for loan losses totaling
$1.871,000 during the second quarter of 1999. Loans charged off against the reserve for loan losses, net of recoveries, totaled $6,149,000 for the first six months of 1999 and $1,621,000 for the three months ended June
30, 1999.

     The following table presents the annualized return on average shareholders' equity and the annualized return on average assets for comparative periods of 1999 and 1998.

                       Quarter ended      Six months ended
                       June 30,           June 30,
($000s)                1999     1998      1999     1998

Return on average
assets                   -0.91%    1.44%    -1.69%    1.52%
Return on
shareholders' equity    -16.94%   17.23%   -31.86%   18.10%

Average assets         $414,692 $396,090  $421,010 $394,923
Average shareholders'
equity                 $ 22,316 $ 33,125  $ 22,310 $ 33,202

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

     Tables 1 and 3, Consolidated Average Balance
Sheets and Analysis of Net Interest Income, compares interest revenue and interest earning assets outstanding with interest cost and liabilities outstanding for the six months and three months ended
June 30, 1999, 1998, and 1997. The tables contain net interest income, net interest margin and net interest rate spread for each period. All three of these measures are reported on a taxable equivalent basis.

     The taxable equivalent yield on interest earning assets decreased from 8.39% during the first six months of 1998 to 7.50% in 1999, a decrease of 89 basis points. (A basis point (bp) is equivalent to .01%.)
The yield on earning assets was negatively impacted by a decline in loan volume and lower yields on both the loan and investment portfolio. The cost of interest bearing liabilities decreased 13 basis points from 4.72% during the first half of 1998 to 4.59% in 1999.
The net interest margin (net interest income divided by interest earning assets) was 3.21% during the first half of 1999 compared to 4.14% during the same period last year.

     The taxable equivalent yield on interest earning assets decreased from 8.27% during the second quarter of 1998 to 7.21% in 1999, a decrease of 106 basis points. The cost of interest bearing liabilities declined 19 basis points from 4.74% during the second quarter of 1998 to 4.55% in 1999. The net interest margin decreased from 4.01% to 2.93%.

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

TABLE 1. - CONSOLIDATED AVERAGE BALANCE SHEETS AND ANALYSIS OF NET
           INTEREST INCOME (Fully Taxable Equivalent Basis)($000's)
                                            Six Months Ended June 30,
                             1999                       1998                        1997
                   Average           Average Average            Average  Average            Average
                   Out-     Revenue/ Yield/  Out-      Revenue/ Yield/   Out-      Revenue/ Yield/
                   standing Cost     Rate    standing  Cost     Rate     standing  Cost     Rate
Assets
Interest earning
assets
  Loans and leases $203,160 $ 9,240  9.17%   $224,414  $10,646  9.57%    $198,140  $9,283   9.45%
  Securities
  Taxable           144,755   3,864  5.38%    117,436    3,683  6.32%     111,257   3,837   6.95%
  Exempt from
  income tax         38,095   1,336  7.07%     23,973      916  7.71%      24,157     906   7.56%
  Trading account
  assets              3,573      86  4.85%        199        6  6.08%           0       0
  Federal funds
  sold                2,040      48  4.74%      2,081       56  5.43%       2,036      53   5.25%
Total interest
earning assets      391,623  14,574  7.50%    368,103   15,307  8.39%     335,590  14,079   8.46%
Cash and due from
banks                10,783                    10,770                       9,954
Other assets         27,660                    20,242                      15,710
Valuation
allowance-
available for
sale securities     (2,237)                         9                     (1,013)
Allowance for
possible loan loss  (6,728)                   (4,201)                     (3,261)
Total assets        421,101                   394,923                     356,980

Liabilities
Interest bearing
liabilities
  Interest
  checking           43,310     657  3.06%     43,156      718  3.36%      43,319     729   3.39%
  Savings            85,627   1,338  3.15%     81,465    1,323  3.27%      79,263   1,202   3.06%
  Other time
  deposits          137,911   3,644  5.33%    127,322    3,475  5.50%     112,987   2,949   5.26%
  Other Borrowings  100,169   2,707  5.45%     78,903    2,227  5.69%      62,335   1,763   5.70%
Total interest
bearing
liabilities         367,017   8,346  4.59%    330,846    7,743  4.72%     297,904   6,643   4.50%
Demand deposits      29,125                    29,703                      28,883
Other liabilities     2,649                     1,172                       2,161
Total liabilities   398,792                   361,721                     328,948
Shareholders'
equity               22,310                    33,202                      28,032
Liabilities &
shareholders'
equity              421,101                   394,923                     356,980
Net interest
income
Margin on a
taxable equivalent
basis                         6,228  3.21%               7,564  4.14%               7,436   4.47%
Net interest rate
spread                               2.92%                      3.67%                       3.96%
Interest bearing
liabilities
to interest
earning assets                      93.72%                     89.88%                      88.77%

TABLE 2. - ANALYSIS OF NET INTEREST INCOME CHANGES
(Taxable Equivalent Basis) ($000's)

                                   Six Months Ended June 30, 1998
                      1999 Compared to 1998           1998 Compared to 1997
                     Volume   Yield   Mix    Total    Volume Yield  Mix    Total
Increase (Decrease)
in Interest Income
  Loans and Leases    (1,008)   (439)     41 (1,406)  1,231    117    15   1,363
  Securities
    Taxable               857   (548)  (128)     181    213  (348)  (18)   (153)
    Exempt from
    Income Taxes          540    (75)   (45)     420    (7)     17     -      10
  Trading account
  assets                  102     (1)   (21)      80      -      -     6       6
  Federal Funds Sold      (1)     (7)      -     (8)      1      2     -       3

Total Interest
Income Change             490 (1,070)  (153)   (733)  1,438  (212)     3   1,229

Increase (Decrease)
in Interest Expense
  Interest Checking         3    (63)      -    (60)    (3)    (8)     -    (11)
  Savings                  68    (50)    (3)      15     33     85     2     120
  Other Time
  Deposits                289   (111)    (9)     169    374    135    17     526
  Other
  Borrowings              600    (95)   (26)     479    469    (4)     -     465
Total Interest
Expense Change            960   (319)   (38)     603    873    208    19   1,100
Increase (Decrease)
in Net Interest
Income on a Taxable
Equivalent Basis        (470)   (751)  (115) (1,336)    565  (420)  (16)     129

(Increase) Decrease
in Taxable
Equivalent
Adjustment                                     (139)                          19
Net Interest Income
Change                                       (1,475)                         148

TABLE 3. - CONSOLIDATED AVERAGE BALANCE SHEETS AND
           ANALYSIS OF NET INTEREST INCOME
           (Fully Taxable Equivalent Basis)($000's)

                                           Three Months Ended June 30,
                               1999                    1998                          1997
                   Average           Average  Average            Average  Average             Average
                   Out-     Revenue/ Yield/   Out-      Revenue/ Yield/   Out-      Revenue/  Yield/
                   standing Cost     Rate     standing  Cost     Rate     standing  Cost      Rate
Assets
Interest earning
assets
  Loans and leases $203,093 $4,288   8.47%    $223,588  $5,334   9.57%    $203,096  $4,799    9.48%
  Securities
    Taxable         135,026  1,800   5.35%     118,143   1,775   6.03%     122,944   2,083    6.80%
    Exempt from
    income tax       42,515    775   7.31%      26,327     491   7.48%      27,104     503    7.44%
 Trading account
 assets               2,955     34   4.62%         322       5   6.23%           0       0
 Federal funds
 sold                   955     11   4.62%       1,248      17   5.46%          70       1    5.73%
Total interest
earning assets      384,544  6,908   7.21%     369,628   7,622   8.27%     353,214   7,386    8.39%
Cash and due from
banks                11,156                     10,701                       9,883
Other assets         28,154                     20,214                      16,325
Valuation
allowance-
available for
sale securities     (2,500)                      (198)                     (1,448)
Allowance for
possible loan loss  (6,662)                    (4,255)                     (3,330)
Total assets        414,692                    396,090                     374,644

Liabilities
Interest bearing
liabilities
  Interest
  checking           39,622    293   2.97%      42,101     345   3.29%      40,440     337    3.34%
  Savings            84,285    661   3.15%      81,292     665   3.28%      79,092     605    3.07%
  Other time
  deposits          138,141  1,793   5.21%     132,834   1,846   5.57%     114,102   1,494    5.25%
  Other Borrowings   99,402  1,352   5.46%      75,492   1,067   5.67%      81,361   1,156    5.70%

Total interest
bearing
liabilities         361,450  4,099   4.55%     331,719   3,923   4.74%     314,995   3,592    4.57%
Demand deposits      28,321                     30,167                      29,227
Other liabilities     2,605                      1,079                       2,189
Total liabilities   392,376                    362,965                     346,411
Shareholders'
equity               22,316                     33,125                      28,233
Liabilities &
shareholders'
equity              414,692                    396,090                     374,644
Net interest
income
Margin on a
taxable equivalent
basis                        2,809   2.93%               3,699   4.01%               3,794    4.31%
Net interest rate
spread                               2.66%                       3.53%                        3.81%
Interest bearing
liabilities
to interest
earning assets                      93.99%                      89.74%                       89.18%

TABLE 4. - ANALYSIS OF NET INTEREST INCOME CHANGES
           (Taxable Equivalent Basis) ($000's)
                                   Three Months Ended June 30
                      1999 Compared to 1998           1998 Compared to 1997
                      Volume  Yield   Mix  Total    Volume Yield  Mix  Total
Increase (Decrease)
in Interest Income
  Loans and Leases    (489)   (613)     56 (1,046)   484      46    5    535
  Securities
    Taxable             254   (200)   (29)      25  (81)   (236)    9  (308)
    Exempt from
    Income Taxes        302    (11)    (7)     284  (14)       2    -   (12)
  Trading account
  assets                 41     (1)   (11)      29     -       -    5      5
  Federal Funds Sold    (4)     (3)      1     (6)    17       -  (1)     16
Total Interest
Income Change           104   (828)     10   (714)   406   (188)   18    236
 Increase (Decrease)
 in Interest Expense
  Interest Checking    (20)    (34)      2    (52)    14     (6)    -      8
  Savings                24    (27)    (1)     (4)    17      42    1     60
  Other Time
  Deposits               74   (122)    (4)    (52)   245      92   15    352
  Other
  Borrowings            338    (40)   (14)     284  (83)     (6)    -   (89)
Total Interest
Expense Change          416   (223)   (17)     176   193     122   16    331
Increase (Decrease)
in Net Interest
Income on a Taxable
Equivalent Basis      (312)   (605)     27   (890)   213   (310)    2   (95)
(Increase) Decrease
in Taxable
Equivalent
Adjustment                                   (105)                        18
Net Interest Income
Change                                       (995)                      (77)

OTHER OPERATING INCOME

     Other operating income, excluding securities gains and losses, were nearly the same for the first six months of 1999 compared to 1998. For the quarter ended
June 30, 1999, other operating income, excluding securities gains and losses, increased 8.2% or $45,000 compared to the respective period last year. Securities gains realized on the Available for Sale portfolio fell from $587,000 for the first six months of 1998 to a loss of $16,000 for the first six months of 1999.
Changes in various categories of other income are depicted in the table below.

                       Three months ended     Six months ended
($000s)                1999   1998  % Change  1999   1998   % Change

Trust fees             $104   $128  -18.8%    $  232   $237   -2.1%
Service charges on
deposits                237    182   30.2%       424    353   20.1%
Gain on sale of
loans                     3     29  -89.7%        25     70  -64.3%
Trading gains
(losses)                 50     17  194.1%      (10)     31 -132.3%
Other income            200    193    3.6%       403    382    5.5%
Subtotal                594    549    8.2%     1,074  1,073    0.1%
Security gains
(losses)                  0    (1)  100.0%       (1)    (1)    0.0%
Gains (losses)
securities held
for sale               (57)    267 -121.3%      (16)    587 -102.7%
     Total             $537   $815  -34.1%    $1,057 $1,659  -36.3%

INVESTMENT SECURITIES

     The amortized cost and estimated market values of securities available for sale at June 30, 1999 are as follows:

                                               Gross      Gross       Estimated
                                  Amortized    Unrealized Unrealized  Market
($000s)                           Cost         Gains      Losses      Value
U.S. Treasury securities and
obligations of
U.S. Government
corporations and agencies         $ 11,106     $  9       $  427      $ 10,688
Obligations of states and
political subdivisions              44,875       90        2,756        42,209
Mortgage-backed securities          80,653      164        1,257        79,560
Mortgage derivatives                24,523      100          498        24,125
Corporate trust preferred
securities                           3,109        0           88         3,021
Marketable equity securities         5,875      119          129         5,865
     Total                        $170,141     $482       $5,155      $165,468

     The Corporation elected to transfer the balance of securities previously classified as Held to Maturity to the Available for Sale portfolio effective April 1, 1999 in accordance with Statement of Financial Accounting
Standard No. 133, Accounting for Derivative Instruments and Hedging Activities.

     The mortgage derivatives are comprised solely of collateralized mortgage obligations. Privately issued
CMOs included in the table above have a book value of $10,716,000 and an estimated market value of $10,425,000. Credit risk on privately issued CMOs is evaluated based upon independent rating agencies and on the underlying collateral of the obligation.

     At June 30, 1999, the Corporation owned an aggregate par value of $3,599,000 in privately issued collateralized mortgage obligations issued by the Residential Funding Mortgage Securities Corporation and an aggregate par value of $3,699,000 of privately issued collateralized mortgage obligations issued by Norwest Asset Securities Corporation. No other securities of a single issuer, other than U.S. Treasury or other U.S. government agency securities, exceeded
10% of shareholders' equity.

     Corporate trust preferred securities consist of four separate issues, none with a par value in excess of $1 million.

     Market factors and prepayment speeds can have an impact on the yield and average lives of mortgage-backed securities including mortgage derivatives.

OPERATING EXPENSES

     The following table shows the dollar amounts and growth in various components of operating expenses.

                   Three months ended June 30,  Six months ended June 30,
($000s)            1999   1998   % change       1999   1998    % change

Salaries and
wages              $  817 $  803   1.7%         $1,608 $1,577   2.0%
Employee benefits     254    260  -2.3%            545    552  -1.3%
Net occupancy
expense               222    206   7.8%            473    405  16.8%
Equipment expense     210    255 -17.6%            439    476  -7.8%
Other operating
expenses            1,129    762  48.2%          1,839  1,502  22.4%
     Total         $2,632 $2,286  15.1%         $4,904 $4,512   8.7%

     Operating expenses were higher during 1999 compared to 1998 due to legal and collection expenses associated with the failure of a large commercial borrower, a retailer of manufactured housing. Costs associated with the workout of this credit totaled
$215,000 for the first half of 1999 and additional expenses are anticipated.

     In June 1999, the Board of Directors engaged FiCap
Strategic Partners, L.L.C. to provide interim executive management services following the resignations of the Corporation's former chief executive officer, J.
Vincent Ciroli, Jr., in June 1999 and the Bank's former executive vice president and chief operating officer, William Wallace, in March 1999. Expenses related to the interim management group for the quarter and year to date periods total $178,000. The Board of Directors anticipates that the interim management group will provide their services, including assisting the Board with the recruitment of permanent executive management, through the end of 1999.

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

     For the first half of 1999, $7,606,000 was added to the allowance and charged to expense compared to $275,000 in 1998. At June 30, 1999, the allowance for possible loan losses to total loans and leases was 3.46% compared to 1.93% last year. The ratio of the Allowance for Possible Loan Losses to under-performing assets was 68.05% at June 30, 1999. The following table details the Allowance for Possible Loan Losses and also includes various loan charge-off statistics for 1999 and 1998.

Allowance for Possible Loan Losses
                               Three months ended          Six months ended
                               June 30,                    June 30,
($000s)                        1999      1998              1999      1998
Balance, beginning of period   $  6,681  $  4,186          $  5,475  $  4,134

Provision for possible loan
losses                            1,872       125             7,606       275
Loans charged-off                 1,900         5             6,429       114
Recoveries on loans
previously charged-off              279         1               280        12
     Net charge offs              1,621         4             6,149       102

Balance, end of period         $  6,932  $  4,307          $  6,932  $  4,307

Loans and leases outstanding
at period                      $200,063  $223,569          $200,063  $223,569
Average loans and leases       $203,093  $223,588          $203,160  $224,414
Annualized net charge offs
as a percent of:
   Average loans and leases       3.19%     0.01%             6.05%     0.09%
   Total loans at end of
   period                         3.24%     0.01%             6.15%     0.09%
   Reserve for possible loan
   losses                        93.54%     0.37%           177.41%     4.74%
Reserve for possible loan
losses to:
   Average loans and leases       3.41%     1.93%             3.41%     1.92%
   Total loans at end of
   period                                                     3.46%     1.93%
   Under-performing assets                                   68.05%   504.33%

UNDER-PERFORMING ASSETS

     Under-performing assets consist of (1) non-accrual loans, leases and debt securities on which the ultimate collectibility of the full amount of interest is uncertain, (2) loans and leases past due ninety days or more as to principal or interest and (3) other real estate owned. A summary of under-performing assets at June 30 follows:

Under-performing assets             June 30,
($000s)                          1999      1998
Non-accrual loans and
leases                           $ 9,963   $849
Ninety days past due loans
and leases still accruing
interest                              19      5
Other real estate owned              205      -

     Total                       $10,187   $854

     Loans restructured and in compliance with modified
terms are not included in total under-performing
assets.   Total under-performing assets were
$10,187,000 or 2.55% of total assets at June 30, 1999
compared to $854,000 or 0.21% of total assets at June
30, 1998.  Included in under-performing assets are $5.8
million in consumer homebuilder loans related to the
cessation of business of the manufactured housing
retailer previously reported.  These loans were placed
on non-accrual status until such time as the home is
complete and the consumer can obtain permanent
financing or the valuation for the collateral
supporting the loan is complete.  Also included in non-
accrual loans are $2.8 million in commercial loans
associated directly with the manufactured housing
retailer.   An allocation of the Allowance for Loan
Losses related to these consumer and commercial loans totals $3,058,000. The commercial loans are secured by real estate, equipment and inventory.

     Management maintains a watch list of loans requiring a higher level of monitoring due to a change in the financial position of the borrower, delinquency, deteriorating collateral or other adverse trends or uncertainties that might increase the risk of loss associated with the credit.
At June 30, 1999, loans, excluding nonaccrual loans, monitored based upon these conditions totaled $9,927,000.
The management of under-performing and problem loans is an ongoing process. While management believes the reserve for loan losses is adequate based on current estimates, there can be no assurance that future losses will not occur.

LOAN CONCENTRATIONS

     The Corporation uses the Standard Industry Code
(SIC) system to determine concentrations of credit risk by industry. While there are no aggregate loan balances based on a single SIC classification that exceed 10% of total loans, loans to the amusement industry including amusement services and manufacturers of amusement rides and concession trailors totaled
$23.2 million, or 11.6% of total loans, at June 30, 1999.

LONG TERM DEBT

     Long term debt consists of advances from the Federal Home Loan Bank. Details are as follows:

                       Amount   Current
Type                   ($000s)  Rate    Maturity
Fixed rate, non-
amortizing advance     $ 5,000  6.10%   09/17/1999
Fixed rate, non-
amortizing advance       5,000  6.20%   09/15/2000
Fixed rate, non-
amortizing advance      10,000  6.56%   10/01/2007
Fixed rate, non-
amortizing advance      30,000  5.09%   12/10/2007
Fixed rate, non-
amortizing advance       7,000  5.60%   04/30/2008
Fixed rate, non-
amortizing advance       8,000  5.46%   06/19/2008
Fixed rate, non-
amortizing advance      10,000  4.78%   09/25/2008
Fixed rate, non-
amortizing advance      10,000  4.53%   10/02/2008
Fixed rate, amortizing
advance                  1,290  6.05%   11/18/2001
Fixed rate, amortizing
advance                     85  5.80%   12/01/2005
Fixed rate, amortizing
advance                  1,065  6.85%   06/06/2011
Fixed rate, amortizing
advance                     99  6.75%   06/06/2011
Fixed rate, amortizing
advance                    617  6.85%   06/12/2011
Fixed rate, amortizing
advance                    241  6.95%   08/31/2015
Fixed rate, amortizing
advance                  2,126  6.70%   08/01/2012
Fixed rate, amortizing
advance                    498  6.25%   11/01/2017
                       $91,021

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1999, shareholders' equity was
$19,589,000 compared to $25,364,000 at December 31,
1998 and $33,216,000 at June 30, 1998.  The following
table presents various capital ratios as of June 30:

June 30,                      1999   1998
Average shareholder's
equity to :
  Average assets               5.3%   8.4%
  Average deposits             7.5%  11.8%
  Average loans and
  leases                      11.0%  14.8%
Primary capital                6.6%   9.0%
Risk-based capital
ratio:
   Tier 1                      8.6%  11.9%
   Total                       9.8%  13.2%
Leverage ratio                 5.6%   7.9%

     The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The guidelines also define and set minimum capital requirements (risk-based capital ratios). Banks are required to have core capital (Tier 1) of at least 4.0% of risk-weighted assets and total capital of 8.0% of risk-weighted assets. Tier 1 capital consists principally of shareholders' equity less goodwill, while total capital consists of core capital, certain debt instruments and a portion of the reserve for possible loan losses. At
June 30, 1999, the Corporation had a Tier 1 capital ratio of 8.6% and a total capital ratio of 9.8%.

     National banks are required to maintain Tier 1 capital in an amount equal to at least 3.0% of adjusted total assets, referred to as a total assets leverage ratio. At June 30, 1999, the Corporation's leverage ratio was 5.6%.

     The Corporation meets its liability based needs through the operation of Belmont National Bank's branch banking network that gathers demand and retail time deposits. The Bank also acquires funds through repurchase agreements and overnight federal funds that provide additional sources of liquidity. Average total deposits were $290.4 million for the second quarter of 1999 compared to $301.6 million for the first quarter of 1999. Approximately $5.6 million of the decline in deposits is related to public funds which fluctuate based on the timing of tax collections or other investment alternatives available to the depository.

     The Bank also has secured and unsecured lines of credit with various correspondent banks totaling $6,500,000 which may be used as an alternative funding source; at June 30, 1999 none of these lines were utilized.


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

     As of January 1999, all "mission critical" systems have been tested. All mission critical systems passed
Year 2000 testing. Other less critical systems that did not pass have been replaced by June 1999. The regulatory agency examiner has reviewed all test results.

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

Forward-looking Statements

     Various statements in this Report concerning the manner in which the Corporation intends to conduct its future operations and potential trends that may affect future results of operations are forward-looking statements. The Corporation may be unable to realize its plans and objectives due to various important factors. These factors include changes in general economic conditions, changes in the interest rates at which the Bank borrows and lends funds, the adoption or application of laws or regulations relating to the banking industry or changes in the level of regulatory review, the incurrence of loan losses, and changes in the banking industry generally due to the effects of mergers and competition from other financial institutions and service providers.

ITEM 7A-QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

     Interest rate risk management focuses on maintaining net interest income within Board-approved policy limits.
The Corporation uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates. Given an immediate, sustained 200 basis point upward shock to the yield curve used in the simulation model, it is estimated that net interest income for the Corporation would decrease by approximately 6.7% over one year. A 200 basis point sustained downward shock in the yield curve would increase net interest income by an estimated 3.2%. These estimated changes are within the policy guidelines established by the Corporation's board of directors.


PART II - OTHER INFORMATION

Item 1.  Legal proceedings

     As disclosed on its Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, the Corporation disclosed
(1) a suit for damages brought in the Court of Common Pleas for Belmont County, Ohio in April 1999 by George Michael Riley, et al. against the Bank and certain former officers, among others, alleging torts to have occurred and (2) a suit for damages pending in the Circuit Court of Ohio County, West Virginia by Charles N. and Gay R. Monroe against the Bank and others based upon a loan transaction for the purchase of a manufactured home from another named defendant. There have been no material developments in either case since the filing of the Form 10-Q. In addition, in May 1999, Charles J. McKeegan et al. filed a lawsuit against the Bank and certain former officers, among others, alleging torts to have occurred. Based on the advise of counsel, the Corporation continues to believe its exposure to liability, if any, is minimal in each case.

     As disclosed in its Current Report on Form 8-K filed with the SEC on August 11, 1999, in August 1999, the
Corporation's directors unanimously approved and executed agreements with the Office of the Comptroller of the Currency and the Federal Reserve Bank of Cleveland under which the Corporation and the Bank agreed to meet specified conditions relating to its future operations and capital requirements. The Bank had largely anticipated these conditions and previously began instituting many of the policies and procedures specified in the agreements.

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

                         Belmont Bancorp.
                         (Registrant)


                         s/W. Quay Mull, II
                         W. Quay Mull, II
                         Interim CEO



                         s/Jane Marsh
                         By:  Jane Marsh
                         Secretary (Principal
                         Financial Officer)

August 13, 1999