Form 10-Q
period 1999-09-30
BELMONT BANCORP
filed 1999-11-15
CIK 726294

U.S. Securities and Exchange Commission
                Washington, D.C.  20549

                       Form 10-Q

       For the Quarter Ended September 30, 1999



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE EXCHANGE ACT
For the transition period from ___________________ to
__________________

            Commission file number 0-12724

                    Belmont Bancorp
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


            Common Stock, $0.25 par value,
             5,236,534 shares outstanding
                as of November 3, 1999

                       FORM 10-Q
                    BELMONT BANCORP
           Quarter Ending September 30,1999

                         INDEX


Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Management's report on financial statements

Consolidated Statements of Condition - September 30,
1999,
     December 31, 1998, and September 30, 1998

Consolidated Statements of Income-Three Months
     Ended September 30, 1999 and September 30, 1998

Consolidated Statements of Income-Nine Months Ended
     September 30, 1999 and September 30, 1998

Consolidated Statements of Cash Flows-Nine Months
     Ended September 30, 1999 and September 30, 1998

Consolidated Statements of Changes in Shareholders'
Equity
     Nine Months Ended September 30, 1999 and September
30, 1998
Notes to the Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of
Financial Condition and
     Results of Operations

Item 3. Quantitative and Qualitative Disclosure about
Market Risk

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security
Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K

Signature page

PART I - FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS

     The following consolidated financial statements and related notes of Belmont Bancorp and subsidiaries were prepared by management, which has the primary responsibility for the integrity of the financial information. The statements are prepared in conformity with generally accepted accounting principles appropriate in the circumstances, and include amounts that are based on management's best estimates and judgments. Financial information elsewhere in the quarterly report is prepared on a basis consistent with that in the financial statements.

     In meeting its responsibility for the accuracy of the financial statements, management relies on the Corporation's comprehensive system of internal accounting controls. This system is intended to provide reasonable assurance that assets are safeguarded and transactions are recorded to permit the preparation of appropriate financial information. The system of internal controls is characterized by an effective control oriented environment within the Corporation which is augmented by written policies and procedures, internal audits and the careful selection and training of qualified personnel.

     The functioning of the accounting system and related internal accounting controls is under the general oversight of the Audit Committee of the Board of Directors, which is comprised of seven outside directors. The accounting system and related controls are reviewed by a program of internal audits and by the Corporation's independent accountants. The Audit
Committee meets regularly with the contract internal auditor and the independent public accountants to review the work of each and ensure that each group is properly discharging its responsibilities. In addition, the Committee reviews and approves the scope and timing of the internal and external audits and any findings with respect to the system of internal controls. Reports of examinations conducted by federal regulatory agencies are also reviewed by the Committee.


BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Belmont Bancorp (the "Corporation") and its subsidiaries, Belmont National Bank (the "Bank") and
Belmont Financial Network.

Consolidated Condensed Balance Sheet
(Unaudited)  ($000s except per share amounts)
                                      September December  September
                                      30,       31,       30,
                                      1999      1998      1998
ASSETS

    Cash and due from banks           $  8,666  $  9,439  $ 11,995
    Federal funds sold                   5,510         -     2,091
    Loans held for sale                  3,018     1,734     1,272
    Trading securities                       -     2,281     2,455
    Securities available for sale
    at market value                    155,355   184,995   156,638
    Securities held to maturity              -    12,516    13,613
    Loans                              181,325   206,452   220,444
    Less allowance for possible
    loan losses                       (10,016)   (5,475)   (4,466)
          Net loans                    171,309   200,977   215,978
    Premises and equipment, net          7,378     7,377     7,339
    Other real estate owned                120         -         -
    Accrued income receivable            2,390     2,731     2,525
    Other assets                        22,493    16,233    14,550
          Total assets                $376,239  $438,283  $428,456

LIABILITIES

    Non-interest bearing deposits:
           Demand                     $ 25,844  $ 30,219  $ 25,861
     Interest-bearing deposits:
           Demand                       39,711    42,437    47,266
           Savings                      82,602    88,265    83,860
           Time                        130,135   143,430   141,843
           Total deposits              278,292   304,351   298,830
      Securities sold under
      repurchase agreements              5,389     6,239     5,154
      Federal funds purchased and
      other short-term borrowings            -     3,950         -
      Long term debt                    75,611    91,401    81,726
      Accrued interest on deposits
      and other borrowings                 855       896     1,005
      Other liabilities                  2,425     6,082     8,569
            Total liabilities         $362,572  $412,919  $395,284

SHAREHOLDERS' EQUITY

       Preferred stock - authorized
       90,000 shares with
       no par value; issued and
       outstanding, none                     -         -         -
       Common stock  - $0.25 par
       value, 17,800,000 shares
       authorized; 5,288,326 issued
       at 9/30/99                     $  1,321  $  1,321  $  1,321
       Surplus                           7,904     7,854     7,854

       Treasury stock (51,792
       shares at 9/30/99;  66,174
       shares at 12/31/98;
       46,174 shares at 9/30/98)       (1,170)   (1,400)     (991)

       Retained earnings                10,742    18,788    25,840
       Accumulated other
       comprehensive (loss)            (5,130)   (1,199)     (852)
       Total shareholders'
       equity                         $ 13,667  $ 25,364  $ 33,172
       Total liabilities and
       shareholders' equity           $376,239  $438,283  $428,456


Consolidated Condensed Statement
of Income (Unaudited)
($000s except per share amounts)
For the Three Months Ended
September 30

                                        1999        1998
INTEREST INCOME

    Loans and lease financing
        Taxable                         $    3,777  $    5,338
        Tax-exempt                              72          68

    Investment securities:
        Taxable                              1,679       1,894
        Tax-exempt                             535         343
     Dividends                                  93          86
     Interest on trading
     securities                                  -          25
     Interest on fed funds sold                118         124
        Total interest income                6,274       7,878

INTEREST EXPENSE

      Deposits                               2,698       3,118
      Borrowings                             1,268       1,163
         Total interest expense              3,966       4,281
         Net interest income                 2,308       3,597
      Provision for possible
      loan losses                            5,784         185
         Net interest income
         (loss) after provision
         for possible loan losses          (3,476)       3,412

NON-INTEREST INCOME

      Trust fees                                91         113
      Service charges on
      deposits                                 237         193
      Other operating income                   356         239
      Investment securities
      gains (losses)                             -           2
      Trading profits (losses)                   -        (39)
      Gains (losses) on
      securities available for sale           (65)         673
          Total non-interest
          income                               619       1,181

NON-INTEREST EXPENSE

      Salary and employee
      benefits                                 764       1,137
      Net occupancy expense of
      premises                                 212         203
      Equipment expenses                       234         245
      Other operating expenses               2,001         774
          Total non-interest
          expense                            3,211       2,359
          Income (loss) before
          income taxes                     (6,068)       2,234
INCOME TAXES (CREDIT)                      (2,202)         630
          Net income (loss)                (3,866)       1,604

PER COMMON SHARE DATA :
Net income (loss) per
share (basic and fully diluted)             (0.74)        0.31
        Cash dividend per share         $        -  $    0.100
        Weighted average shares
        outstanding                      5,236,534   5,251,374

Consolidated Condensed Statement of Income
(Unaudited) ($000s except per share amounts)
For the Nine Months Ended September 30
                                        1999       1998
INTEREST INCOME

    Loans and lease financing
        Taxable                         $   12,808 $  15,789
        Tax-exempt                             214       201
    Investment securities:
        Taxable                              5,366     5,411
        Tax-exempt                           1,450       978
     Dividends                                 273       249
     Interest on trading
     securities                                 86        31
     Interest on fed funds sold                166       180
        Total interest income               20,363    22,839

INTEREST EXPENSE

      Deposits                               8,337     8,633
      Borrowings                             3,975     3,391
         Total interest expense             12,312    12,024
         Net interest income                 8,051    10,815
      Provision for possible
      loan losses                           13,390       460
            Net interest income
            (loss) after provision
            for possible loan
            losses                         (5,339)    10,355

NON-INTEREST INCOME

      Trust fees                               323       350
      Service charges on
      deposits                                 661       546
      Other operating income                   784       691
      Investment securities
      gains (losses)                           (1)         1
      Trading profits (losses)                (10)       (8)
      Gains (losses) on
      securities available for sale           (81)     1,260
          Total non-interest
          income                             1,676     2,840

NON-INTEREST EXPENSE

      Salary and employee
      benefits                               2,917     3,266
      Net occupancy expense of
      premises                                 685       608
      Equipment expenses                       673       721
      Other operating expenses               3,840     2,276
          Total non-interest
          expense                            8,115     6,871
          Income (loss) before
          income taxes                    (11,778)     6,324
INCOME TAXES (CREDIT)                      (4,358)     1,715
          Net income (loss)               ($7,420) $   4,609

PER COMMON SHARE DATA :
        Net income (loss) per
        share (basic and fully diluted)    ($1.42) $    0.88
        Cash dividend per share         $    0.120 $   0.285
        Book value per share            $     2.61 $    6.33
        Weighted average shares
        outstanding                      5,235,059 5,258,948



CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30
 (Unaudited) ($ expressed in 000s)



                                         1999        1998
Operating Activities:

Net income                                (7,420)       4,609

Adjustments to reconcile net income
to net
cash flows provided by operating
activities:
Provision for loan losses                  13,390         460
Depreciation expense                          539         579
Amortization of investment security
     premiums                               2,160       1,533
Accretion of investment security
     discounts                              (467)       (236)
Investment and trading securities
(gains) losses                                 92     (1,252)
Proceeds on sale of trading
securities                                 13,592       3,252
Purchase of trading securities           (15,516)     (5,311)
Loss (gain)  on sale of fixed assets            0         (1)
Gain on sale of loans                       (165)       (117)
(Increase) decrease in interest
receivable                                    341          61
Increase (decrease) in interest
payable                                      (41)         274
Others, net                               (7,892)       2,476
   Net cash provided by
     operating activities                 (1,387)       6,327

Investing Activities:
Proceeds  on sale of securities
available for sale                         32,672      77,771
Purchase of securities available for
sale                                     (36,900)   (140,325)
Net (increase) decrease in federal
funds sold                                (5,510)     (2,091)
Proceeds from maturities and calls of
investment securities                       6,187       3,219
Principal collected on mortgage-
backed securities                          36,661      24,160
Net (increase) decrease in loans and
  leases                                    3,330    (13,881)
Proceeds on loans sold                     11,709      17,035
Proceeds on sale of other real estate
owned                                           0          39
Purchases of fixed assets                   (540)       (517)
Proceeds on sale of fixed assets                0           1
   Net cash used by
     investing activities                  47,609    (34,589)

Financing Activities:
Net increase (decrease) in deposits (26,059) 34,922 Net increase (decrease) in repurchase
agreements                                  (850)       (102)
Net increase (decrease) in short-term
borrowings                                (3,950)    (14,635)
Dividends paid on common stock              (626)     (1,498)
Purchase of treasury stock                      0       (899)
Issuance of treasury stock                    280         112
Proceeds on long term borrowings                0      25,000
Repayments on long term borrowings       (15,790)    (12,908)
   Net cash provided by financing
     activities                          (46,995)      29,992

Increase (decrease) in cash and
   cash equivalents                         (773)       1,730

Cash and equivalents, beginning             9,439      10,265
Cash and equivalents, ending                8,666      11,995

Belmont Bancorp. and Subsidiaries
Consolidated Statements of Shareholders' Equity
For the Nine Months Ended September 30, 1999

                                                  Accumulated
                                        Compre-   Other Compre-
                                        hensive   hensive      Common      Retained Treasury
                              Total     Income    Income   Stock   Surplus Earnings Stock

Balance December 31, 1998      25,364             (1,199)   1,321   7,854   18,788   (1,400)
1999 Year-to-date net loss    (7,420)  ($7,420)                            (7,420)

Change in unrealized loss-
securities available-for-
sale, net of reclassification
adjustment (1)                (3,931)   (3,931)   (3,931)
Comprehensive loss                    ($11,351)

Purchase of treasury stock          0
Issuance of treasury stock        280                                  50                230
  Cash dividends declared:
     Common stock ($.12 per
     share)                     (626)                                        (626)
Balance, September 30, 1999   $13,667            ($5,130)  $1,321  $7,904  $10,742  ($1,170)

(1)  Disclosure of
reclassification adjustment:
Unrealized holding
losses arising during period           ($3,992)
Less:  reclassification
adjustment for gains (loss)
included in net income, net
of tax                                     (61)
Net unrealized losses
on securities                          ($3,931)



NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     1.)  The foregoing financial statements are unaudited;
however, in the opinion of management, all adjustments
necessary for a fair presentation of the financial
statements have been included.   A summary of the
Corporation's significant accounting policies is set forth in Note 1 to the Consolidated Financial
Statements in the Corporation's Annual Report as Restated on Form 10K/A for 1998.

     2.) Related party transactions - The Corporation's and it Subsidiaries' directors and officers and their associates were customers of, and had other transactions with, the subsidiary bank in the ordinary course of business during 1999. All loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility.

     3.) Per share data has been restated in previous periods for a 2-for-1 common stock split payable in the form of a 100% common stock dividend on May 22, 1998.

     4.)  In  October 1999, the Bank sold approximately
$38 million in investment securities and used approximately
$33  million  of the proceeds to repay borrowings  from
the  Federal  Home  Loan Bank of Cincinnati.   Although
losses  and  prepayment penalties associated  with  the
transactions totaled $1.1 million, the capital required
to  support the Bank's assets based on the terms of the
consent   order, as described under "Recent Events"
under Item 2, was  reduced  by  approximately   $2.0
million.




ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT EVENTS

Consent Order

     In  August  1999,  the Bank received  the  written
report  of  the recent examination of the Bank  by  the
Office  of the Comptroller of the Currency, the  Bank's
principal federal regulatory agency.  At the same time,
the   Bank  entered  into  a  consent  order  with  the
Comptroller of the Currency relating to the results  of
the   examination,  which  contains  certain   required
actions and certain restrictions.

     The  consent order requires the Bank to  formulate
new  plans, policies, procedures and programs  relating
to   long-term   strategy,  organizational   structure,
management, loans, loan loss reserves, overdrafts, loan
interest   accrual   and   non-accrual   loans,    loan
diversification,  internal  audit  and  periodic   loan
review  by  certain  dates and then  to  implement  and
follow  those plans, policies, procedures and programs.
The  Bank  is  also  required to  review  and  evaluate
certain  groups of loans and correct deficiencies,  and
going   forward,   to   properly  document   commercial
extensions   of  credit  and  comply  with   laws   and
regulations  relating to lending.   Management  of  the
Bank believes it has taken all appropriate steps to comply with those requirements.

     The  consent  order specifies that the  Bank  must
retain   the   services  of  a  qualified   independent
certified public accounting firm acceptable to the Comptroller of the Currency. In October, 1999, with the approval of the Comptroller of the Currency the Bank retained the services of Crowe, Chizek and Company
LLP.

     In  addition, the consent order mandates that  the
Bank  must achieve a specified minimum level of capital
by  March  31,  2000 and thereafter maintain  it.   See
"Capital Resources" in this Item 2.

     Under the terms of the consent order, the board of
directors of the Bank is responsible for the proper and
sound management of the Bank, must appoint a compliance
committee  from  among their independent  members,  and
report  monthly to the Comptroller of the  Currency  on
progress  in  complying with the  consent  order.   The
board has appointed a compliance committee and has filed its monthly reports with the Comptroller of the Currency.

Federal Reserve Bank Agreement

     In  August 1999, the Corporation also entered into
an   agreement  with  the  Federal  Reserve   Bank   of
Cleveland,  under authority given it by  the  Board  of
Governors  of the Federal Reserve System,  the  federal
regulatory  agency for the Corporation.   As  with  the
consent of the Comptroller of the Currency, the Federal
Reserve agreement necessitates certain actions and restrictions.

     Without   prior  Federal  Reserve  approval,   the
agreement   prohibits  the  Corporation   from   paying
dividends,  incurring debt, redeeming stock,  receiving
dividends from the Bank, imposing charges on the  Bank,
and  engaging  in  any transaction  with  the  Bank  in
violation of federal law.  The Corporation is  required
to submit to the Federal Reserve an acceptable plan for
maintaining adequate capital at the Bank and to  comply
with the plan.  The Corporation must also submit annual
cash flow projections and ensure that the Bank complies
fully  with  the consent order with the Comptroller  of
the  Currency  and  report  quarterly  on  progress  in
complying  with  the  Federal Reserve  agreement.   The
Corporation has taken to date, and intends to continue to take, all appropriate steps to comply with the Federal Reserve requirements.


Measures  Taken  to Address Operational  and  Financial
Issues

     Following  the  March  15,  1999,  resignation  of
William  Wallace as executive vice president and  chief
operating  officer of the Bank, the board of  directors
became aware that the Bank's loan portfolio contained a
significant   concentration  of  irregular   loans   to
Schwartz Homes, Inc., a retailer of mobile homes  based
in  New  Philadelphia,  Ohio, Steven  D.  Schwartz  and
retail  customers  of  Schwartz Homes.   The  loans  to
retail customers of Schwartz Homes were extended  under
the direction of Mr. Wallace in an arrangement by which
Schwartz  Homes  agreed to repay loans  not  repaid  by
retail  customers.   On  April 12,  1999,  Mr.  Wallace
submitted  his  resignation  as  a  director   of   the
Corporation and the Bank.

     On June 2, 1999, other creditors of Schwartz Homes
placed   that   company   in   involuntary   bankruptcy
proceedings.

     On  June 8, 1999, J. Vincent Ciroli, Jr., resigned
as   president  and  chief  executive  officer  of  the
Corporation and Bank.

     In response to these developments, the board of directors of the Corporation and the Bank took the following measures:

     - Appointed W. Quay Mull II as interim chief executive officer and retained the services of FiCap
       Strategic Partners, LLC to provide interim management services to the Corporation and the Bank and assist the board in employing a new president.

     - Retained the law firm of Doepken Keevican & Weiss to pursue all avenues of recovery against Steven D.
       Schwartz, William Wallace and others to recover the losses incurred from the Schwartz Homes loan relationship.

     - Began a search to recruit a new president for the Bank. This search is continuing with a targeted completion date by the end of 1999.

     - Promoted Stephen K. Kilpatrick to senior vice president, with responsibility for all lending operations of the Bank except retail services. Mr.
       Kilpatrick joined the Bank in April 1999.

     - Retained the services of Crowe, Chizek and Company LLP to provide external audit, internal audit and loan review functions for the Bank and the Corporation and dismissed the Bank's and the Corporation's previous auditors and providers of loan review services.

     - Undertook an extensive review of the Bank's loan portfolio, with the assistance of the Durfee & Root, certified public accounts, and Crowe, Chizek and Company LLP, the independent accountants the Corporation recently engaged to serve as its auditors.

     - Caused FiCap to initiate a thorough review and assessment of all of the Bank's operations, personnel, policies and procedures, with particular emphasis on the Bank's loan portfolio.

     - Used the results of FiCap's review and assessment to strengthen procedures and internal controls, reassign or terminate employees where appropriate and strengthen the operational foundation of the Bank.

     - Implemented plans to protect the Bank's liquidity and to raise additional capital.

     - Reduced the total assets of the Bank through the sale of assets and repayment of funding sources, as more fully described below under "Capital Resources" in this Item 2. The Corporation is contemplating further asset reductions.

     - Developed a strategic plan for the Bank for the next five years.

     -    Removed Mr. Ciroli as a director of the Bank.

     - Filed a claim under the Bank's fidelity bond insurance policy issued by Progressive Insurance
       Company to recover the losses incurred in connection with the Schwartz Homes loan relationship.

     -    Instituted legal proceedings against Steven D.
       Schwartz, William Wallace and others to recover the losses incurred from the irregular Schwartz Homes loan relationship.

     - Prosecuted workout and collection actions against commercial borrowers with troubled loan relationships.

     - Assisted the Bank's and the Corporation's regulators in understanding the issues before the Bank and developed a collaborative relationship with these regulators, the Federal Bureau of Investigation and other law enforcement authorities in order to address the issues before the Bank promptly and effectively.

RESULTS OF OPERATIONS

SUMMARY

     For the nine months ended September 30, 1999, Belmont Bancorp incurred a loss of $7,420,000, or a loss of $1.42 per share, compared to earnings of $4,609,000, or $0.88 per share, for the first nine months of 1998. For the quarter ended September 30, 1999, the Corporation incurred a loss of $3,866,000, or a loss of $0.74 per common share, compared to earnings of $1,604,000, or $0.31 per common share for the comparative quarter last year.

     The losses reported for the three and nine months periods for 1999 were primarily the result of a provision for loan losses totaling $13,390,000 for the first nine months of 1999 and a provision for loan losses totaling $5,784,000 during the third quarter of 1999. Loans charged off against the reserve for loan losses, net of recoveries, totaled $8,849,000 for the first nine months of 1999 and $2,700,000 for the three months ended September 30, 1999.

     The following table presents the annualized return on average shareholders' equity and the annualized return on average assets for comparative periods of 1999 and 1998.

                       Quarter ended       Nine Months ended
                       September 30,       September 30,
($000s)                1999      1998      1999     1998

Return on average
assets                   -3.89%     1.53%   -2.39%     1.52%
Return on
shareholders' equity    -80.67%    19.14%  -46.53%    18.45%

Average assets         $397,457  $419,477  $413,220 $403,108
Average shareholders'
equity                 $ 19,169  $ 33,518  $ 21,263 $ 33,307


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

     Tables 1 and 3, Consolidated Average Balance
Sheets and Analysis of Net Interest Income, compares
interest revenue and interest earning assets
outstanding with interest cost and liabilities
outstanding for the nine months and three months ended
September 30, 1999, 1998, and 1997.  The tables contain
net interest income, net interest margin and net
interest rate spread for each period.  All three of
these measures are reported on a taxable equivalent
basis.  Non-accrual loans are included in the average
loan balances.   A loan is placed on non-accrual status
when payment of the full amount of principal and interest is not expected, or when principal or interest has been in default for a period of ninety days or more unless the loan is well secured and in the process of collection. When placed on a non-accrual status, interest income is no longer recognized on the loan which impacts the overall yield of the loan portfolio, the yield on earning assets, and net interest margin.

     The taxable equivalent yield on interest earning assets decreased from 8.29% during the first nine months of 1998 to 7.35% in 1999, a decrease of 94 basis points. (A basis point (bp) is equivalent to .01%.)
The yield on earning assets was negatively impacted by a decline in loan volume and lower yields on both the loan and investment portfolio. The cost of interest bearing liabilities decreased 18 basis points from 4.74% during the first nine months of 1998 to 4.56% in 1999 due to lower rates paid on deposits and borrowings. The net interest margin (net interest income divided by interest earning assets) was 3.07%
during the first nine months of 1999 compared to 4.03% during the same period last year.

     The taxable equivalent yield on interest earning assets decreased from 8.11% during the third quarter of 1998 to 7.01% in 1999, a decrease of 110 basis points.
Yields on earning assets were impacted by the decline in yield in the loan portfolio largely due to the increase in loans placed on non-accrual status which are included in the average loan balance. The cost of interest bearing liabilities declined 26 basis points from 4.78% during the third quarter of 1998 to 4.52% in 1999, primarily due to lower rates paid on deposits.
The net interest margin decreased from 3.80% to 2.76%.

     Tables 2 and 4, Analysis of Net Interest Income
Changes, separate the dollar change in the Corporation's net interest income into three components: changes caused by (1) an increase or decrease in the average asset and liability balances outstanding (volume); (2) the changes in average yields on interest earning assets and average rates for interest bearing liabilities (yield/rate); and (3) combined volume and yield/rate effects (mix).

TABLE 1. - CONSOLIDATED AVERAGE BALANCE SHEETS AND ANALYSIS OF NET
           INTEREST INCOME (Fully Taxable Equivalent Basis)
           ($000's)

                                       Nine Months Ended September 30,
                             1999                      1998                      1997
                   Average           Average Average           Average Average           Average
                   Out-     Revenue/ Yield/  Out-     Revenue/ Yield/  Out-     Revenue/ Yield/
                   standing Cost     Rate    standing Cost     Rate    standing Cost     Rate
Assets
Interest earning
assets
  Loans and leases $199,323 $13,130  8.81%   $224,188 $16,084  9.59%   $203,432 $14,385  9.45%
  Securities
    Taxable         138,102   5,633  5.45%    122,866   5,836  6.35%    112,583   5,757  6.84%
    Exempt from
    income tax       40,189   2,111  7.02%     24,618   1,235  6.71%     24,940   1,401  7.51%
  Trading account
  assets              2,382      86  4.83%        703      31  5.90%          0       0
  Federal funds
  sold                4,450     166  4.99%      4,362     180  5.52%      1,578      63  5.34%
Total interest
earning assets      384,446  21,126  7.35%    376,737  23,366  8.29%    342,533  21,606  8.43%
Cash and due from
banks                10,705                    10,795                    10,069
Other assets         28,136                    20,001                    15,630
Valuation
allowance-
available for
sale securities     (3,353)                     (179)                     (771)
Allowance for
possible loan loss  (6,714)                   (4,246)                   (3,349)
Total assets        413,220                   403,108                   364,112
Liabilities
Interest bearing
liabilities
  Interest
  checking           42,706     971  3.04%     45,369   1,162  3.42%     43,924   1,107  3.37%
  Savings            84,386   2,006  3.18%     81,865   2,011  3.28%     78,827   1,832  3.11%
  Other time
  deposits          135,879   5,360  5.27%    131,896   5,460  5.53%    114,104   4,516  5.29%
  Other Borrowings   97,706   3,975  5.44%     79,989   3,391  5.67%     66,968   2,874  5.74%
Total interest
bearing
liabilities         360,677  12,312  4.56%    339,119  12,024  4.74%    303,823  10,329  4.55%
Demand deposits      28,727                    29,535                    29,399
Other liabilities     2,553                     1,147                     2,119
Total liabilities   391,957                   369,801                   335,341
Shareholders'
equity               21,263                    33,307                    28,771
Liabilities &
shareholders'
equity              413,220                   403,108                   364,112
Net interest
income
Margin on a
taxable equivalent
basis                         8,814  3.07%             11,342  4.03%             11,277  4.40%
Net interest rate
spread                               2.78%                     3.55%                     3.89%
Interest bearing
liabilities
to interest
earning assets                      93.82%                    90.01%                    88.70%

TABLE 2. - ANALYSIS OF NET INTEREST INCOME CHANGES
(Taxable Equivalent Basis) ($000's)


                                  Nine Months Ended September 30, 1998
                         1999 Compared to 1998          1998 Compared to 1997
                     Volume  Yield    Mix    Total    Volume Yield  Mix   Total
Increase (Decrease)
in Interest Income
  Loans and Leases   (1,784) (1,316)    145  (2,955)  1,468    210    22  1,700

  Securities
    Taxable              724   (824)  (102)    (202)    526  (409)  (37)     80
    Exempt from
    Income Taxes         781      58     35      874   (18)  (150)     -  (168)
  Trading account
  assets                  74     (6)   (13)       55      -      -    31     31
  Federal Funds Sold       4    (17)      -     (13)    111      2     4    117

Total Interest
Income Change          (201) (2,105)     65  (2,241)  2,087  (347)    20  1,760

Increase (Decrease)
in Interest Expense
  Interest Checking     (68)   (130)      8    (190)     36     18     1     55
  Savings                 62    (65)    (2)      (5)     71    104     4    179
  Other Time
  Deposits               165   (257)    (9)    (101)    704    207    32    943
  Short Term
  Borrowings             751   (137)   (30)      584    559   (35)   (6)    518
Total Interest
Expense Change           910   (589)   (33)      288  1,370    294    31  1,695
Increase (Decrease)
in Net Interest
Income on a Taxable
Equivalent Basis     (1,111) (1,516)     98  (2,529)    717  (641)  (11)     65

(Increase) Decrease
in Taxable
Equivalent
Adjustment                                     (235)                         28

Net Interest Income
Change                                       (2,764)                         93

TABLE 3. - CONSOLIDATED AVERAGE BALANCE SHEETS AND
           ANALYSIS OF NET INTEREST INCOME
           (Fully Taxable Equivalent Basis)($000's)
                                        Three Months Ended September 30,
                             1999                      1998                      1997
                   Average           Average Average           Average Average           Average
                   Out-     Revenue/ Yield/  Out-     Revenue/ Yield/  Out-     Revenue/ Yield/
                   standing Cost     Rate    standing Cost     Rate    standing Cost     Rate
Assets
Interest earning
assets
  Loans and leases $191,650 $3,880   8.03%   $223,737 $5,438   9.64%   $214,017 $5,102   9.46%
  Securities
    Taxable         124,629  1,770   5.63%    133,726  2,153   6.39%    115,234  1,920   6.61%
    Exempt from
    income tax       44,545    774   6.89%     25,907    319   4.89%     26,506    495   7.41%
  Trading account
  assets                  -      -              1,712     25   5.79%          -      -
  Federal funds
  sold                9,270    118   5.05%      8,923    124   5.51%        664     10   5.97%
Total interest
earning assets      370,094  6,542   7.01%    394,005  8,059   8.11%    356,421  7,527   8.38%
Cash and due from
banks                10,550                    10,846                    10,299
Other assets         29,084                    19,520                    15,467
Valuation
allowance-
available for
sale securities     (5,585)                     (557)                     (289)
Allowance for
possible loan loss  (6,686)                   (4,337)                   (3,524)
Total assets        397,457                   419,477                   378,374
Liabilities
Interest bearing
liabilities
  Interest
  checking           41,496    314   3.00%     49,797    445   3.55%     45,134    378   3.32%
  Savings            81,904    668   3.24%     82,664    688   3.30%     77,953    630   3.21%
  Other time
  deposits          131,816  1,716   5.16%    141,042  1,985   5.58%    116,340  1,566   5.34%
  Other Borrowings   92,781  1,268   5.42%     82,159  1,163   5.62%     76,233  1,112   5.79%

Total interest
bearing
liabilities         347,997  3,966   4.52%    355,662  4,281   4.78%    315,660  3,686   4.63%
Demand deposits      27,931                    29,199                    30,430
Other liabilities     2,360                     1,098                     2,034
Total liabilities   378,288                   385,959                   348,124
Shareholders'
equity               19,169                    33,518                    30,250
Liabilities &
shareholders'
equity              397,457                   419,477                   378,374
Net interest
income
Margin on a
taxable equivalent
basis                        2,576   2.76%             3,778   3.80%             3,841   4.28%
Net interest rate
spread                               2.49%                     3.34%                     3.75%
Interest bearing
liabilities
to interest
earning assets                      94.03%                    90.27%                    88.56%

TABLE 4. - ANALYSIS OF NET INTEREST INCOME CHANGES
(Taxable Equivalent Basis) ($000's)


                               Three Months Ended September 30
                     1999 Compared to 1998         1998 Compared to 1997
                     Volume  Yield    Mix  Total    Volume Yield  Mix   Total
Increase (Decrease)
in Interest Income
  Loans and Leases   (780)   (908)    130  (1,558)   232    100      5    337
  Securities
    Taxable          (146)   (254)     17    (383)   308    (65)  (10)    233
    Exempt from
    Income Taxes       229     131     94      454  (11)   (169)     4  (176)
  Trading account
  assets              (25)    (25)     25     (25)     -       -    25     25
  Federal Funds Sold     5    (10)    (1)      (6)   124     (1)  (10)    113
Total Interest
Income Change        (717) (1,066)    265  (1,518)   653   (135)    14    532

Increase (Decrease)
in Interest Expense
  Interest Checking   (74)    (68)     11    (131)    39      25     3     67
  Savings              (6)    (14)      -     (20)    38      19     1     58
  Other Time
  Deposits           (130)   (149)     10    (269)   333      71    15    419
  Short Term
  Borrowings           150    (40)    (5)      105    86    (33)   (2)     51
Total Interest
Expense Change        (60)   (271)     16    (315)   496      82    17    595
Increase (Decrease)
in Net Interest
Income on a Taxable
Equivalent Basis     (657)   (795)    249  (1,203)   157   (217)   (3)   (63)

(Increase) Decrease
in Taxable
Equivalent
Adjustment                                    (86)                          9

Net Interest Income
Change                                     (1,289)                       (54)



OTHER OPERATING INCOME

     Other operating income, excluding securities gains and losses, increased 3.7% for the first nine months of 1999 compared to 1998. For the quarter ended September
30, 1999, other operating income, excluding securities gains and losses, increased 9.8% or $61,000 compared to the respective period last year. Securities gains realized on the Available for Sale portfolio (as described under "Investment Securities") fell from $1,260,000 for the first nine months of 1998 to a loss of $81,000 for the first nine months of 1999. Changes in various categories of other income are depicted in the table below.

                       Three months           Nine months
                       ended Sept. 30         ended Sept. 30
($000s)                1999  1998   % Change  1999    1998    % Change

Trust fees              $91  $  113  -19.5%   $  323  $  350    -7.7%
Service charges on
deposits                237     193   22.8%      661     546    21.1%
Gain on sale of
loans                   140      47  197.9%      165     117    41.0%
Trading gains
(losses)                  0    (39)  100.0%     (10)     (8)   -25.0%
Other income            216     309  -30.1%      619     691   -10.4%
     Subtotal           684     623    9.8%    1,758   1,696     3.7%
Security gains
(losses)                  0       2 -100.0%      (1)       1  -200.0%
Gains (losses)
securities available
for sale               (65)     673 -109.7%     (81)   1,260  -106.4%
     Total             $619  $1,298  -52.3%   $1,676  $2,957   -43.3%



INVESTMENT SECURITIES

     The amortized cost and estimated market values of securities in the Available for Sale portfolio at September 30, 1999 are as follows:

                                            Gross      Gross      Estimated
                                Amortized   Unrealized Unrealized Market
($000s)                         Cost        Gains      Losses     Value
U.S. Treasury securities and
obligations of
U.S. Government
corporations and agencies       $ 13,952    $  0       $  658     $ 13,294
Obligations of states and
political subdivisions            44,298      58        5,086       39,270
Mortgage-backed securities        73,621     107        1,498       72,230
Mortgage derivatives              22,078      64          547       21,595
Corporate trust preferred
securities                         3,108       0          178        2,930
Marketable equity securities       6,071     108          143        6,036
     Total                      $163,128    $337       $8,110     $155,355



     The Corporation elected to transfer the balance of securities previously classified as Held to Maturity to the Available for Sale portfolio effective April 1, 1999 in accordance with Statement of Financial
Accounting Standard No. 133, Accounting for Derivative
Instruments and Hedging Activities.

     The mortgage derivatives are comprised solely of collateralized mortgage obligations (CMOs). Privately issued CMOs included in the table above have a book value of $10,335,000 and an estimated market value of $9,984,000. Credit risk on privately issued bonds is evaluated based upon independent rating agencies and on the underlying collateral of the obligation.

     At September 30, 1999, the Corporation owned various bonds of a single issuer the book value of which exceeded 10% of total shareholders' equity. The following table details the issuer, book value and market value of these bonds.

             Issuer                    Book Value    Market
                                                     Value
($000s)

Privately Issued Collateralized
Mortgage Obligations:
Country Wide Home Loans                $1,806        $1,735
Norwest Asset Securities
Corporation                             3,673         3,526
Residential Funding Mortgage
Securities Corp.                        3,461         3,353

General Obligations:
Hampton Township, PA School
District                               $4,336        $3,861
Hopkins, MI Public Schools              1,904         1,657
Mayfield, OH City School District       1,471         1,309
Mercedes, TX                            1,307         1,144

Revenue Bonds:
Grant County KY Public Properties
Corp.                                  $1,957        $1,727
Guadalupe-Blanco River Authority,
City of San Marcos, TX                  1,755         1,501
McCracken County KY School
District                                1,371         1,208
Northern Tipton IN School
District                                1,612         1,392
Suburban Lancaster PA Sewer
Authority                               2,833         2,398


     Corporate trust preferred securities consist of four separate issues, none with a par value in excess of $1 million.

     Market factors and prepayment speeds can have an impact on the yield and average lives of mortgage-backed securities including mortgage derivatives.

OPERATING EXPENSES

     The following table shows the dollar amounts and growth in various components of operating expenses.

                  Three months ended Sept. 30,  Nine months ended Sept. 30,
($000s)           1999    1998 % Change         1999   1998   % Change

Salaries and
wages             $  678  $  889 -23.7%         $2,286 $2,466  -7.3%
Employee benefits     86     248 -65.3%            631    800 -21.1%
Net occupancy
expense              212     203   4.4%            685    608  12.7%
Equipment expense    234     245  -4.5%            673    721  -6.7%
Other operating
expenses           2,001     774 158.5%          3,840  2,276  68.7%
     Total        $3,211  $2,359  36.1%         $8,115 $6,871  18.1%



     In June 1999, the Board of Directors engaged FiCap
Strategic Partners, LLC to provide interim executive management services following the resignations of the Corporation's former chief executive officer, J.
Vincent Ciroli, Jr., in June 1999 and the Bank's former executive vice president and chief operating officer, William Wallace, in March 1999. Consulting expense associated with interim management totaled $608,000 for the third quarter of 1999 and $742,000 for the nine months ended September 30, 1999, which excludes a $75,000 retainer fee which has been capitalized as a prepaid expense until the end of their engagement.
Total consulting expense for 1999 was $881,000 compared to $80,000 for the same period last year. The Board of Directors anticipates that the interim management group will provide their services, including assisting the Board with the recruitment of a permanent chief executive officer, through the end of 1999.

     Other operating expenses also include legal expenses of $902,000 for the first nine months of 1999 compared to $28,000 for the same period last year. The increase in legal fees was the direct result of an increase in problem credits, particularly the failure of a large commercial borrower previously disclosed, claims made under the Corporation's fidelity bond, additional litigation, and regulatory and other corporate governance matters.

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

     For the first nine months of 1999, $13,390,000 was added to the allowance and charged to expense compared to $460,000 in 1998. At September 30, 1999, the
Allowance for Possible Loan Losses as a percentage of total loans and leases was 5.01% compared to 2.01% last year. The Allowance for Possible Loan Losses as a percentage of under-performing assets was 82.81% at September 30, 1999. The following table details the Allowance for Possible Loan Losses and also includes various loan charge-off statistics for 1999 and 1998.

Allowance for Possible Loan
Losses
                             Three months ended  Nine months ended
                             September 30,       September 30,
($000s)                      1999     1998       1999      1998
Balance, beginning of period $  6,932 $  4,307   $  5,475  $  4,134

Provision for possible loan     5,784      185     13,390       460
losses
Loans charged-off               2,748       27      9,177       141
Recoveries on loans
previously charged-off             48        1        328        13
     Net charge offs            2,700       26      8,849       128

Balance, end of period       $ 10,016 $  4,466   $ 10,016  $  4,466


Loans and leases outstanding
at period                    $200,063 $221,716   $200,063  $221,716
Average loans and leases     $191,650 $223,737   $199,323  $224,188

Annualized net charge offs
as a percent of:
   Average loans and leases     5.64%    0.05%      5.92%     0.08%
   Total loans at end of
   period                       5.40%    0.05%      5.90%     0.08%
   Allowance for possible loan
   losses                     107.83%    2.33%    117.80%     3.82%
Allowance for possible loan
losses to:
   Average loans and leases     5.23%    2.00%      5.03%     1.99%
   Total loans at end of
   period                       5.01%    2.01%      5.01%     2.01%
   Under-performing assets     82.81%  981.54%     82.81%   981.54%



UNDER-PERFORMING ASSETS

     Under-performing assets consist of (1) non-accrual loans, leases and debt securities on which the ultimate collectibility of the full amount of interest is uncertain, (2) loans and leases past due ninety days or more as to principal or interest and (3) other real estate owned. A loan is placed on non-accrual status when payment of the full amount of principal and interest is not expected, or when principal or interest has been in default for a period of ninety days or more unless the loan is well secured and in the process of collection. A summary of under-performing assets at September 30 follows:

Under-performing assets          September 30,
($000s)                          1999      1998
Non-accrual loans and
leases                           $10,727   $  449
Ninety days past due loans
and leases still accruing
interest                           1,248        6
Other real estate owned              120        -

     Total                       $12,095   $  455

Restructured loans and
leases included
in above totals                  $     0   $   30
Restructured loans and
leases in compliance with
modified terms                     1,604    1,642


     Loans restructured and in compliance with modified
terms are not included in total under-performing
assets.   Total under-performing assets were
$12,095,000 or 3.21% of total assets at September 30,
1999 compared to $455,000 or 0.11% of total assets at
September 30, 1998.  Included in under-performing
assets are $4,783,000 in consumer homebuilder loans
related to the cessation of business of the
manufactured housing retailer previously reported.
Also included in non-accrual loans are $1,041,000 for a
commercial loan secured by real estate associated
directly with the manufactured housing retailer.   An
allocation of the Allowance for Loan Losses related to these consumer and commercial loans totals $3,653,000 at September 30, 1999.

     Management maintains a watch list of loans requiring a higher level of monitoring due to a change in the financial position of the borrower, delinquency, deteriorating collateral or other adverse trends or uncertainties that might increase the risk of loss associated with the credit. At September 30, 1999, loans and available credit facilities, excluding under-performing loans detailed in the table above, monitored based upon these conditions totaled $27,575,000. Many of these credits have a specific allocation of the loan loss reserve to mitigate the credit deficiency. The management of under-performing and problem loans is an ongoing process. While management believes the reserve for loan losses is adequate based on current estimates, there can be no assurance that future losses will not occur.

LOAN CONCENTRATIONS

     The Corporation uses the Standard Industry Code
(SIC) system to determine concentrations of credit risk by industry. While there are no aggregate loan balances based on a single SIC classification that exceed 10% of total loans, loans and credit facilities available to the amusement industry including amusement services and manufacturers of amusement rides and concession trailors totaled $19.8 million, or 10.7% of total loans, at September 30, 1999. Other concentrations of credit are depicted in the table below based on the percentage of the the Bank's Tier 1 and Tier 2 capital. Concentrations exceeding 25% of Tier 1 and Tier 2 capital are detailed below. (See
"Capital Resources" below for a description of Tier 1 and Tier 2 capital.)

                            Loan                % of
                            Balance and         Tier 1 &
                            Available           Tier 2
                            Credit              Capital
Amusement industry          19,782,000          120.5%
Services - Hotel/Motel       7,071,000           43.1%
Commercial Office
Buildings and Rentals        6,729,000           41.0%
Commercial Apartments and
Rentals                      6,729,000           41.0%
Automobile retailers         5,530,000           33.7%
General Building
Contracting                  5,426,000           33.1%
Commercial Construction
Contracting                  5,057,000           30.8%


LONG TERM DEBT

     Long term debt consists of advances from the Federal Home Loan Bank. Details are as follows:

                       Amount   Current
Type                   ($000s)  Rate    Maturity

Fixed rate, non-
amortizing advance     $ 5,000  6.20%   09/15/2000
Fixed rate, non-
amortizing advance      30,000  5.09%   12/10/2007
Fixed rate, non-
amortizing advance       7,000  5.60%   04/30/2008
Fixed rate, non-
amortizing advance       8,000  5.46%   06/19/2008
Fixed rate, non-
amortizing advance      10,000  4.78%   09/25/2008
Fixed rate, non-
amortizing advance      10,000  4.53%   10/02/2008
Fixed rate, amortizing
advance                  1,169  6.05%   11/18/2001
Fixed rate, amortizing
advance                     82  5.80%   12/01/2005
Fixed rate, amortizing
advance                    946  6.85%   06/06/2011
Fixed rate, amortizing
advance                     93  6.75%   06/06/2011
Fixed rate, amortizing
advance                    487  6.85%   06/12/2011
Fixed rate, amortizing
advance                    238  6.95%   08/31/2015
Fixed rate, amortizing
advance                  2,101  6.70%   08/01/2012
Fixed rate, amortizing
advance                    495  6.25%   11/01/2017
                       $75,611


CAPITAL RESOURCES

     At September 30, 1999, shareholders' equity was
$13,667,000 compared to $25,364,000 at December 31,
1998 and $33,172,000 at September 30, 1998.  The
following table presents various capital ratios for the Corporation as of September 30:

September 30,                 1999   1998

Risk-based capital
ratios:
   Tier 1                     6.49%  11.97%
   Tier 2                     1.25%   1.25%
   Total                      7.74%  13.22%

Tier 1 leverage ratio         4.20%   7.81%



     The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The guidelines also define and set minimum capital requirements (risk-based capital ratios). Banks are required to have core capital (Tier 1) of at least 4.0% of risk-weighted assets and total capital of 8.0% of risk-weighted assets. Tier 1 capital consists principally of shareholders' equity less goodwill and a portion of deferred tax assets, while Tier 2 capital consists of certain debt instruments and a portion of the allowance for possible loan losses.
Total capital consists of Tier 1 and Tier 2 capital.
At September 30, 1999, the Corporation had a Tier 1 capital ratio of 6.49% and a total capital ratio of 7.74%; the Bank had a Tier 1 capital ratio of 5.49% and a total capital ratio of 6.74%.

     National banks are required to maintain Tier 1 capital in an amount equal to at least 3.0% of adjusted total assets, referred to as a Tier 1 leverage ratio.
At September 30, 1999, the Corporation's Tier 1 leverage ratio was 4.20%; the Bank's Tier 1 leverage ratio was 3.56%. The Corporation and the Bank have agreed to substantially improve its capital ratios by March 31, 2000 under terms of agreements with the Office of the Comptroller of the Currency and the Federal Reserve Bank of Cleveland as more fully described under "Recent Developments" in this Item 2.

     In  October 1999, the Bank sold approximately  $38
million in investment securities and used approximately
$33  million  of the proceeds to repay borrowings  from
the  Federal  Home  Loan Bank of Cincinnati.   Although
losses  and  prepayment penalties associated  with  the
transactions totaled $1.1 million, the capital required
to  support the Bank's assets based on the terms of the
consent   order  was  reduced  by  approximately   $2.0
million.  The  Bank  is  contemplating  further   asset
reductions.

     While  it is difficult to estimate what the Bank's
capital  requirements will be at March 31, 2000,  based
upon  its  financial position at October 31,  1999,  it
would  need  to raise at least $8.4 million  in  equity
capital to achieve a Tier 1 leverage ratio equal to 6%.
The  Bank could seek to raise capital through a  public
or  private  offering  of  its  capital  stock  or  the
Corporation could seek to sell the Bank or enter into a
strategic    partnership   with    another    financial
institution.  In  the  event the  Bank  enters  into  a
strategic  partnership, a single investor could  obtain
control  of the Bank and install a new management  team
unknown to current shareholders. In addition, the  sale
of  assets  by  the Bank could potentially  impair  its
ability   to  generate  earnings  in  future   periods.
Management cannot offer any assurance to shareholders that the Corporation will be able to enter into a strategic partnership, obtain additional financing or sell the Bank or any of its assets on favorable terms.

LIQUIDITY

     The Corporation meets its liability based needs through the operation of Belmont National Bank's branch banking network that gathers demand and retail time deposits. The Bank also acquires funds through repurchase agreements and overnight federal funds that provide additional sources of liquidity. Average total deposits were $283.1 million for the third quarter of 1999 compared to $290.4 million for the second quarter of 1999.

     The Bank also has secured and unsecured lines of credit with various correspondent banks totaling
$5,500,000 which may be used as an alternative funding source; at September 30, 1999, none of these lines were utilized.

YEAR 2000

     The Corporation is aware of the overall potential impact the 1999 to 2000 calendar changes could present.
The loss of hardware and/or software systems as well as the loss of electricity and/or telecommunications are areas of concern throughout the entire industry. A smooth transition to the Year 2000 is planned with little or no impact to our customer base.

     The Corporation began gathering Year 2000 data in August 1997. A written project plan was researched and delivered during the fourth quarter of 1997. The Year
2000 project plan was presented to the Board of Directors in February 1998 and was approved at the February board meeting. The Year 2000 Project Team was assigned in December 1997 and is comprised of representatives from throughout the organization.
Regular meetings are held to review the current project status and to assign various tasks to departments.

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

     The Belmont National Bank Year 2000 plan is comprised of the five Y2K phases: Awareness, Assessment, Renovation, Validation and Implementation.
The Awareness phase consists of the identification of potential problem(s) that could result from the Year
2000.  This phase was completed in December 1997.  The
Assessment phase was completed in January 1998 and included inventories of all equipment including hardware, software, environmental controls, fax machines, copiers, vault timers, security systems, network systems etc. The Renovation phase, January
1998 through October 1998, consisted of known renovations such as upgrading network routers, servers, and software, and the installation of a new mainframe system. June 1998 through December 1998 was the time frame designated for the Validation phase. This phase consisted of testing the software and hardware at Belmont National Bank. During this phase all "mission critical" systems were tested by changing the date and completing transactions with calculation results validated. From March 1998 through the remainder of 1999 Belmont National Bank will implement new software, hardware and/or any equipment that did not pass all Y2K tests.

     As of January 1999, all "mission critical" systems had passed testing. Other less critical systems that did not pass have been replaced. The regulatory agency examiner has reviewed all test results.

     Belmont National Bank has included a customer awareness policy dedicated to maintaining updated communication with its customer base. The Bank provided a project update in June 1998 and issued updates in February and October 1999. The Y2K status reports were available through the Bank's Web site on the Internet as well as to customers and employees at all branch locations.

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

     Regular progress reports have been presented to the Board of Directors of the Corporation.
FORWARD-LOOKING STATEMENTS

     Management has made statements in this document that are forward-looking statements. One can identify these statements by forward-looking words such as "may," "will," intend," "expect," "anticipate,"
"believe," "estimate," and "continue" or similar words.
Forward-looking statements may also use different phrases. Forward-looking statements address, among other things, (1) our expectations; (2) projections of our future results of operations or of our financial condition; or (3) other "forward looking" information.

     Management believes it is important to communicate our expectations to our investors. However, events may occur that we are not able to predict accurately or which we do not fully control that could cause actual results to differ materially from those expressed or implied by our forward-looking statements, including:

     - our inability to raise or maintain adequate levels of capital, as required by the Office of the Comptroller of the Currency or the Federal Reserve Bank of Cleveland.

     - our need to further reduce our total assets through the sale of assets and the repayment of funding sources, which could impair our ability to generate earnings in future periods.

     - our need to recognize loan losses or create additional loan loss reserves due to additional problem loans.

     - unforeseen adverse conditions in our borrowers' businesses or financial condition.

     - changes in general economic and business conditions and in the banking industry in particular.

     -    changes in banking regulations.

ITEM 3-QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

     Interest rate risk management focuses on maintaining net interest income within Board-approved policy limits. The Corporation uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates. Given an immediate, sustained 200 basis point upward shock to the yield curve used in the simulation model, it is estimated that net interest income for the Corporation would increase by approximately 1.4% over one year. A
200 basis point sustained downward shock in the yield curve would decrease net interest income by an estimated 11.0%. These estimated changes are within the policy guidelines established by the Corporation's board of directors.



PART II - OTHER INFORMATION

Item 1.  Legal proceedings

     As  disclosed in its Quarterly Report on Form 10-Q
for  the  quarter ended March 31, 1999, the Corporation
is  a  defendant in a suit for damages brought  in  the
Court of Common Pleas for Belmont County, Ohio on April
27, 1999 by George Michael Riley and others against the
Bank   and  certain  former  officers,  among   others,
alleging torts to have occurred in connection with  the
Bank's denial of a loan to a third party to finance the
sale  of  a  business owned by plaintiffs.  In  another
case  filed in the same Court in May, 1999, Charles  J.
and  Rebecca  McKeegan, the beneficial  owners  of  the
potential  purchaser  of  the  business  in  the   same
transaction  claim damages in excess of $500,000  based
upon alleged tortious conduct as to them by defendants.
In  both cases it is claimed that a former loan officer
of  the  Bank later purchased the business at  a  lower
price  with financial assistance from the Bank's former
chief  operating  officer.   Based  on  the  advice  of
counsel, the Corporation believes its exposure to liability, if any, is minimal in each case.

     As disclosed in its Current Report on Form 8-K filed with the SEC on August 11, 1999, in July 1999, the Corporation's directors unanimously approved and entered into a consent order with the Office of the Comptroller of the Currency and entered into a written agreement with the Federal Reserve Bank of Cleveland under which the Corporation and the Bank agreed to meet specified conditions relating to its future operations and capital requirements. The Bank had largely anticipated these conditions and previously began instituting many of the policies and procedures specified in the agreements. See "Recent Developments" in Part I, Item 2.

     On August 16, 1999, the Bank was named as a defendant in a lawsuit filed in the Belmont County
Common Pleas Court by a local attorney against his former legal secretary, her husband, the Bank and several other financial institutions and individuals with whom the secretary did business. The complaint alleges that the secretary embezzled funds from the plaintiff's account over a period of several years by forging his signature to checks and alleges negligence on the part of the Bank for honoring such checks.
Damages are sought in the amount of $739,000. The Bank believes that it has valid defenses against the claim and intends to defend it vigorously. In addition, the Corporation believes that any liability on the Bank's part would be covered under its insurance policy.

      As  disclosed in its Current Report on  Form  8-K
filed with the SEC on October 14, 1999, on October  12,
1999, the Corporation filed suit in the Court of Common
Pleas of Tuscarawas County,  Ohio, alleging that it had
been  the  victim of an  "elaborate  fraud"   that  has
resulted  in  more than $15 million in  losses  to  the
Bank.  Following an extensive internal  review  of  its
loan  portfolio  over   recent  months,   the  Bank  is
seeking to bring  additional  claims  against Steven D.
Schwartz,   President of Schwartz  Homes,   Inc.,   the
now-closed  New Philadelphia  retailer of  manufactured
homes.  At the same time,  the Bank has asked to  enter
claims against three  additional  people:  Linda Reese,
Schwartz  Homes'  Chief  Financial   Officer;   William
Wallace,   the  Bank's former Executive  Vice-President
and Chief Operating Officer; and Christine Wallace, his
wife. Management believes that these  legal  procedures
are  an   important   step in the  Bank's   process  of
recovering   funds.  In  addition,   because   of   Mr.
Wallace's   alleged  conduct  as  a  bank  officer  and
director,   the  Bank is seeking to recover   from  its
indemnity bond insurance carrier the full amount of its bond.

       On  October  21,  1999,  a  shareholder  of  the
Corporation  filed an action against  the  Corporation,
the  Bank  and  certain  of the Corporation's  and  the
Bank's current and former officers and directors in the
Circuit  Court  of  Ohio County,  West  Virginia.   The
plaintiff  alleges, among other things, that  the  Bank
and  its  directors and officers negligently transacted
and administered various loans with respect to Schwartz
Homes,  Inc. and customers of Schwartz.  The  plaintiff
seeks  damages for the loss in value of his  stock  and
other   compensatory  and  punitive   damages   in   an
unspecified   amount   and   requests   class    action
certification  for  the  common  shareholders  of   the
Corporation.   The  Corporation intends  to  vigorously
defend this action.

Item 2.  Changes in securities and use of proceeds

None

Item 3.  Defaults upon senior securities

None

Item 4. Submission of matters to a vote of security shareholders

None

Item 5.  Other information

     As  disclosed in the Current Report  on  Form  8-K
filed  October 18, 1999, as amended by the 8-K/A  filed
October  20,  1999, on October 13, 1999 the Corporation
dismissed  S.R.  Snodgrass, A.C. ("Snodgrass")  as  its
independent   accountants.  The  decision   to   change
independent   accountants   was   approved    by    the
Corporation's Board of Directors, and has been reported
to  the  Federal  Reserve Bank and the  Office  of  the
Comptroller of the Currency. During the two most recent
fiscal  years,  there have been no  disagreements  with
Snodgrass  on  any matter of accounting  principles  or
practices,  financial statement disclosure or  auditing
scope  or  procedures,  which  disagreements,  if   not
resolved to the satisfaction of Snodgrass, would have caused them to make reference in their report on the financial statements for such years, or any "reportable events" within the meaning of Item 304(a)(1)(iv) of Regulation S-K.

     Snodgrass's report on the financial statements for
the  past  two  years contained no adverse  opinion  or
disclaimer of opinion and was not qualified or modified
as   to   uncertainty,   audit  scope   or   accounting
principles. The Corporation provided Snodgrass  with  a
copy  of  the disclosure included in the Form  8-K  and
requested that Snodgrass furnish a letter addressed  to
the  SEC  stating  whether Snodgrass  agreed  with  the
disclosure.   Snodgrass advised  that  the  Corporation
that it agreed with the disclosure in the Form 8-K.   A
copy of Snodgrass's letter to the SEC was filed as an exhibit to the Form 8-K/A.

     Effective   October  13,  1999,  the   Corporation
appointed Crowe, Chizek and Company LLP to serve as its independent auditors.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          27.  Financial Data Schedule

     (b) Reports on Form 8-K.

               During the quarter ended September 30, 1999, the Company filed one Current Report on Form 8-K. This
Report, dated August 11, 1999, discussed the agreements entered into by the Bank and the Corporation with the Office of the Comptroller of the Currency and the Federal Reserve Bank of Cleveland, as described under "Recent Developments" in Part I,
Item 2.

SIGNATURE

     Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    Belmont Bancorp
                    (Registrant)



                         s/W. Quay Mull, II
                    By:  W. Quay Mull, II.
                            Interim CEO




                    s/Jane Marsh
                    By:  Jane Marsh
                          Secretary
                          (Principal Financial and
                           Accounting Officer)

November 12, 1999