Form 10-K/A
period 1998-12-31
BELMONT BANCORP
filed 2000-01-27
CIK 726294

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                 AMENDMENT NO. 2 ON FORM 10-K/A

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

INTRODUCTORY NOTE

     This Amendment No. 2 on Form 10-K/A has been prepared and filed to incorporate comments made by the Securities and Exchange Commission (the"Commission") in connection with a Registration Statement on Form S-2 filed by Belmont Bancorp (the "Company") which incorporates this 10-K/A. This Amendment No. 2 restates all items included in the original Annual Report on Form 10-K filed with the Commission on March 26, 1999 and the 10-K/A filed with the Commission on August 11, 1999. However, Items 1, 2, 3, 4, 5, 9, 10, 11,
12 and 13 are unchanged from the original 10-K and Items 6, 7A and 8 are unchanged from the initial 10-K/A. Only Items 7 and 14of this Amendment No. 2 reflect changes from the earlier filings. The Company has not updated the disclosure in this Amendment No. 2 to reflect events which have occurred since the initial filing of the 10-K on March 26, 1999. Since the filing of the 10-K, the Company has filed its Quarterly Reports on Form 10-Q for the quarters ended March 31, 1999, June 30, 1999 and September 30, 1999 and a 10-Q/A for the quarter ended September 30, 1999 (also to reflect comments of the Commission) as well as Current Reports on Form 8-K filed with the Commission on April 28, 1999, May 21, 1999, June 14, 1999, August 11, 1999, October
14, 1999, October 18, 1999 and October 20, 1999. Reference is made to those filings for more recent information concerning the business and affairs of the Company and its financial results and condition.

                          PART I

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

     Information regarding the limitations on dividends available to be paid can be located in Footnote 16 of the Notes to the Consolidated Financial Statements in the Corporation's Annual Report (Item 8).

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

RESULTS OF OPERATIONS

  RECENT DEVELOPMENTS

     The Corporation has restated its 1998 earnings as previously reported due to loan relationships with Schwartz Homes, Inc., a retailer of mobile homes based in New Philadelphia, Ohio and retail customers of Schwartz Homes. Following the March 15, 1999, resignation of William Wallace as executive vice president and chief operating officer of the Bank, the board of directors became aware of irregularities in the Bank's loan portfolio relating to loans made to Schwartz Homes.
Commencing in November 1996, the Bank began lending substantial amounts of money to Schwartz Homes, Inc. and Steven D. Schwartz, and in February 1997 the Bank began indirect lending to Schwartz Homes's retail customers at the direction of Mr. Wallace. The outstanding balance of loans made directly to Schwartz Homes and Steven D. Schwartz at March 31, 1999 was $3,521,000. The Bank made loans to
Schwartz Home's retail customers under recourse agreements with Schwartz Homes. Under these recourse agreements, Schwartz Homes agreed to repay any loans not repaid by retail customers. Schwartz Homes apparently used the funds advanced by the Bank to fund its own operations or for other improper purposes, without the knowledge of the Bank's board. In many instances, Schwartz Homes failed to perform on the retail sales contracts it entered into with its customers even though the Bank had provided the funds to Schwartz Homes for this purpose. In addition, Schwartz
Homes often failed to repay the floor-plan lenders on homes purchased, which has further impacted the Bank's collateral position with respect to the homes. As of March 1999, the Bank had $6,672,000 in principal amount of loans outstanding to retail customers of Schwartz Homes. On April 26, 1999,
Schwartz Homes unexpectedly ceased operations and on June 2, 1999 other creditors of Schwartz Homes placed it in involuntary bankruptcy.

     Previously reported net income for the year ended December 31, 1998 was $6,147,000; earnings for the year have been restated to reflect a loss of $1,919,000 or a loss of $0.37 per share. Further details on the restatement including a summary of the effects of the restatement can be found in Footnote 24 of the Notes to the Consolidated Financial Statements as Restated.

     With respect to the consumer loans provided to Schwartz Home's, cancelled sales contracts that were originated prior to 1999 are recognized as a loss during the fourth quarter of 1998. Also, loss associated with contracts in the progress of construction that were funded prior to 1999 have been recognized as a loss during the fourth quarter of 1998. Losses on contracts funded during 1999 have been recognized during the first quarter of 1999. In addition, the estimate of loss associated with the commercial loan relationship has been recognized during the first quarter of 1999. The Bank continues to assess the impact of this segment of its consumer loan portfolio on its current and future operations.

     Charge-offs of the indirect consumer loans during the fourth quarter of 1998 totaled $11,227,000. At December 31, 1998, the remaining balance of indirect consumer loans was $8,007,000.
These loans are included in nonperforming assets.

     During the quarter ended March 31, 1999, the Corporation charged off $ ,000 in indirect consumer loans for loans that were funded during 1999. The remaining balance on the indirect consumer loans total $6,672,000 at March 31, 1999; at March 31, 1999 a reserve in the allowance for loan losses in the amount of $2,147,000 has been allocated to these consumer loans. Charge-offs associated with the Borrower's commercial loans totaled $1,955,000 during the first quarter of 1999. The balance on the commercial loan relationship with the Borrower at March 31, 1999 was $3,618,000; at March 31, 1999 a reserve in the allowance for loan losses in the amount of $1,118,000 has been allocated to the commercial credits.

     Of the remaining $8,007,000 in indirect consumer loans at December 31, 1998, $424,000 were funded in 1997 and the remainder were funded in 1998. The collateral for these loans was in various stages of completion. For example, the consumer borrower may have received value for one or more of the following: land, land improvements, a foundation, a modular home. During the second and third quarter of 1999, the Bank contacted customers to determine what value they had received from the contract and what their obligation was, if any, to the Bank. The Bank also obtained current credit reports on the consumer borrowers and current appraisals and title searches on the subject properties to determine value.

     Of the remaining $6,672,000 in indirect consumer loans at March 31, 1999, $424,000 were funded in 1997, $5,757,000 were funded in 1998 and $491,000 were funded in 1999.

     Schwartz-related commercial loans outstanding at
December 31, 1998 totaled $2,682,000--$2,585,000 were
funded in 1996 and $97,000 were funded in 1997. In 1999, an additional $2,577,000 in commercial loans were funded.

     After principal repayments and charge-offs for the first quarter of 1999, the outstanding balance of commercial loans related to the Schwartz Homes' relationship at March 31, 1999 was $3,618,000 of which $2,277,000 was funded in 1996, $97,000 was funded in 1997, and $1,244,000 was funded in 1999.

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

     At December 31, 1998, the balance of indirect consumer loans was approximately $8.0 million with a specific allocation of the loan loss reserve of approximately $1.9 million. The collateral for these loans was in various stages of completion. For example, the consumer borrower may have received value for one or more of the following: land, land improvements, a foundation, a modular home. Because there was value associated with these contracts, it was not appropriate to recognize a loss for the entire amount of the loans at December 31, 1998.

     At the time the restated financial statements were being prepared, the Bank was in the process of contacting customers to determine what value they had received from the contract and what their obligation was, if any, to the Bank. The Bank was also obtaining current credit reports on the consumer borrowers and current appraisals and title searches on the subject properties to determine value. For these reasons, management did not charge-off the entire balance of the indirect consumer loans with the December
31, 1998 restatement.

     Management's allocation of the allowance for possible loan losses for the past five years based on estimates of potential future loan loss is set forth in the table below:

($000s)                    1998    1997    1996    1995    1994
Specific reserves:
Commercial                 $  268  $  560  $  330  $  310  $   10
Mortgage                        0       0      10      10       5
Consumer                       60     161     176       5       7
Criticized loans without
specific allocation           616     470     296     414     315
Provision for loan
categories based on
historical loss
experience:
Commercial                  1,577   1,534   1,197     799     664
Commercial real estate        324     313     269     152     103
Residential mortgage          272     358     328     325     298
Consumer                    2,267     209     137     143     112
Unallocated                    90     529     410     545      23
Total                      $5,474  $4,134  $3,153  $2,703  $1,537


                                     Reserves as a % of total loans
($000s)                     1998       1997       1996       1995       1994
Specific reserves:
Commercial                     0.13%      0.25%      0.17%      0.19%      0.01%
Mortgage                       0.00%      0.00%      0.01%      0.01%      0.00%
Consumer                       0.03%      0.07%      0.09%      0.00%      0.00%
Criticized loans without
specific allocation            0.30%      0.21%      0.16%      0.26%      0.21%
Provision for loan
categories
based on historical
loss experience:
Commercial                     0.76%      0.68%      0.63%      0.50%      0.45%
Commercial real estate         0.16%      0.14%      0.14%      0.10%      0.07%
Residential mortgage           0.13%      0.16%      0.17%      0.20%      0.20%
Consumer                       1.09%      0.09%      0.07%      0.09%      0.08%
Unallocated                    0.03%      0.24%      0.23%      0.34%      0.02%
     Total                     2.63%      1.84%      1.67%      1.69%      1.04%

Total loans and leases
outstanding                 $208,186   $224,899   $188,783   $159,957   $147,096

Loans by Category as a %
of Total Loans:
Commercial                     64.6%      58.3%      57.1%      50.5%      43.8%
Mortgage                       27.9%      34.7%      38.0%      43.8%      51.7%
Consumer                        7.5%       7.0%       4.9%       5.7%       4.5%
   Total Loans and Leases     100.0%     100.0%     100.0%     100.0%     100.0%

     The following table sets forth the five year historical information on the reserve for loan losses:

($000s)                     1998      1997     1996    1995     1994
Balance as of January 1     $ 4,134   $3,153   $2,703  $1,537   $1,617
Provision for loan losses    12,882    1,055      465   1,150      805
Adjustment incident to
acquisition                       0        0        0       0        0
Loans charged off:
  Real estate                   133       24       30      25       49
  Commercial                    178       23        0       0      806
  Consumer                   11,245       43       32      26       85
  Direct financing leases         0        0        0       0        0
Total loans charged-off      11,556       90       62      51      940

Recoveries of loans
previously
charged-off:
  Real estate                    11        2        2       3       18
  Commercial                      1        1        0       1       29
  Consumer                        3       13       45      18        7
  Direct financing leases         0        0        0      45        1
Total recoveries                 15       16       47      67       55
Net charge-offs
(recoveries)                 11,541       74       15    (16)      885
Balance at December 31      $ 5,475   $4,134   $3,153  $2,703   $1,537


($000s)                    1998      1997      1996      1995      1994
Loans and leases
outstanding
at December 31             $208,186  $224,899  $188,783  $159,957  $147,096
Allowance as a percent of
loans and leases
outstanding                   2.63%     1.84%     1.67%     1.69%     1.04%
Average loans and leases   $222,961  $208,265  $174,445  $152,502  $134,952
Net charge-offs as a
percent of average loans
and leases                    5.18%     0.04%     0.01%    -0.01%     0.66%

The following schedule shows the amount of non-performing assets and loans 90 days or more past due but accruing interest.

NON-PERFORMING ASSETS
($000s)                      1998    1997      1996    1995   1994
Nonaccrual loans and
leases                       $8,576  $1,515    $143    $162   $  478
Loans 90 days or more past
due but accruing interest         4      44      74      14       11
Other real estate owned           -      20      66     579      586
   Total                     $8,580  $1,579    $283    $755   $1,075

     Restructured loans in compliance with modified terms totaled
$1,633,000 at December 31, 1998 and $905,000 at December 31, 1997.

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

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133. "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 provides accounting and reporting standards for derivatives instruments, including certain derivative instruments embedded in other contracts, by requiring the recognition of those items as assets or liabilities in the statement of financial position, recorded at fair value. SFAS No. 133 precludes a held-to-maturity securitiy from being designated as a hedge item. However, at the date of initial application of SFAS No. 133, an entity is permitted to transfer any held-to-maturity security into the available-for-sale or trading categories. The unrealized holding gain or loss on such transferred securities shall be reported consistent with the requirements of SFAS No. 115, "Accounting for Certain Investment in Debt and Equity Securities." Such transfers do not raise an issue regarding an entity's intent to hold other debt securities to maturity in the future. SFAS No. 133 applies prespectively for all fiscal quarters of all years beginning after June 15, 1999. Earlier adoption is permitted for any fiscal quarter that begins after the issue date of SFAS No. 133. Management does not believe the adoption of SFAS No. 133 will have a material impact on the Company.

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

                        PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
REPORTS ON FORM 8-K

The following exhibit is filed as part of this report:

Exhibit 27 -- Financial data schedule

                        SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 24, 2000.

                          BELMONT BANCORP

                          /s/ Wilbur R. Roat
                          --------------------
                          By:   Wilbur R. Roat
                          Title: President and Chief Executive Officer

         Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.


       SIGNATURE                                 TITLE                                     DATE
       ---------                                 -----                                     ----

/s/ W. Quay Mull II
------------------------------
W. Quay Mull II                              Chairman of the Board,                 January 24, 2000
                                             and Director

/s/ Wilbur R. Roat
------------------------------
Wilbur R. Roat                               President and Chief                    January 24, 2000
                                             Executive Officer
                                             (principal executive officer)

/s/ Jane R. Marsh
------------------------------
Jane R. Marsh                                Secretary                              January 24, 2000
                                             (principal financial
                                             and accounting officer)

/s/ Mary L. Holloway Haning
------------------------------
Mary L. Holloway Haning                      Director                               January 24, 2000

/s/ Charles J. Kaiser, Jr.
------------------------------
Charles J. Kaiser, Jr.                       Director                               January 24, 2000

/s/ John H. Goodman II
------------------------------
John H. Goodman II                           Director                               January 24, 2000

/s/ James R. Miller
------------------------------
James R. Miller                              Director                               January 24, 2000

/s/ Terrence A. Lee
------------------------------
Terrence A. Lee                              Director                               January 24, 2000

/s/ Thomas P. Olszowy
------------------------------
Thomas P. Olszowy                            Director                               January 24, 2000

/s/ Keith A. Sommer
------------------------------
Keith A. Sommer                              Director                               January 24, 2000

/s/ Charles A. Wilson, Jr.
------------------------------
Charles A. Wilson, Jr.                       Director                               January 24, 2000

Index to Financial Statements


Consolidated Balance Sheets at December 31, 1998 and 1997                   F-1

Consolidated Statements of Income for the years ended
   December 31, 1998, 1997 and 1996                                         F-2

Consolidated Statements of Shareholders' Equity for the years ended
   December 31, 1998, 1997 and 1996                                         F-3

Consolidated Statements of Cash Flows for the years ended
   December 31, 1998, 1997 and 1996                                         F-4

Notes to Financial Statements                                               F-5

Report of Independent Accountants                                           F-20

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

Belmont Bancorp. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 1998, 1997 and 1996
($000's)

                                              1998        1997       1996
                                              as Restated
Operating Activities:
Net income (loss)                             $ (1,919)   $   5,945  $  5,002
Adjustments to reconcile net income to
net cash flows provided by (used in)
operating activities:
Provision for loan losses                        12,882       1,055       465
Depreciation and amortization expense               743         818       674
Amortization of investment security premiums      2,403       1,278     1,469
Accretion of investment security discounts and
interest recorded on zero-coupon securities       (302)       (230)     (358)
Investment securities losses                          -           3         1
Trading (gains) losses                             (63)           -         -
Gains on securities available for sale          (1,338)       (802)     (397)
Proceeds from sales of securities held in
trading account                                  12,893           -         -
Purchase of securities for trading account     (14,865)           -         -
Loss (gain) on sale of fixed assets               (384)         (1)         6
Gain on sale of loans                             (144)        (91)      (72)
Loss (gain) on sale of other real estate owned        -         (7)        65
(Increase) decrease in interest receivable        (144)       (665)       229
Increase in interest payable                        165          67         3
Net increase in loans held for sale               (850)       (642)     (242)
Others, net                                     (1,103)     (6,546)     6,130
Net cash provided by operating activities         7,974         182    12,975


Investing Activities:
Net decrease (increase) in federal funds sold         -      24,450  (24,450)
Proceeds from maturities and calls of
investment securities                             4,370       3,575     1,859
Purchase of securities available for sale     (193,441)   (164,305)  ( 99,267)
Purchase of investment securities                     -           -         -
Proceeds from sale of securities available for
sale                                             87,580     105,407   110,808
Principal collected on mortgage-backed
securities                                       37,964      16,545    22,930
Net increase in loans and leases, net of
charge-offs                                    (14,013)    (39,771)  (38,514)
Proceeds from sale of loans                      20,144      13,361     9,874
Loans purchased                                       -     (9,124)         -
Recoveries on loans previously charged-off           15          16        47
Proceeds from sale of other real estate owned        39         111       514
Purchase of life insurance contracts              (413)     (2,365)         -
Purchase of premises and equipment                (947)       (979)   (2,859)
Proceeds from sale of fixed assets                  612          20         8
Net cash used in investing activities          (58,090)    (53,059)  (19,050)


Financing Activities:
Net increase in deposits                         40,443      2,369     14,689
Net increase (decrease) in repurchase
agreements                                          983    (3,024)    (6,259)
Net increase (decrease) in short-term
borrowings                                     (10,685)      4,635   (14,126)
Proceeds from the issuance of long-term debt     35,000     52,950     15,125
Payments on long-term debt                     (13,233)    (2,991)      (251)
Dividends paid on common and preferred stock    (2,022)    (1,622)    (1,330)
Redemption of preferred stock                         -          -    (1,000)
Issuance of treasury stock                          112          -          -
Purchase of treasury stock                      (1,308)      (123)          -
Net cash provided by financing activities        49,290     52,194      6,848

Increase (Decrease) in Cash and Cash
Equivalents                                       (826)      (683)        773

Cash and Cash Equivalents, Beginning of Year     10,265     10,948     10,175
Cash and Cash Equivalents, End of Year        $   9,439   $ 10,265   $ 10,948

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