Form 10-Q/A
period 1999-09-30
BELMONT BANCORP
filed 2000-01-27
CIK 726294

U.S. Securities and Exchange Commission
                Washington, D.C.  20549

                       Form 10-Q/A

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

                       FORM 10-Q/A
                    BELMONT BANCORP
           Quarter Ending September 30,1999

INTRODUCTORY NOTE

     This 10-Q/A has been prepared and filed to incorporate comments made by the Securities and Exchange Commission (the "Commission") in connection with a Registration Statement on Form S-2 filed by Belmont Bancorp (the "Company") which incorporates this 10-Q/A. This 10-Q/A restates all items included in the original Quarterly Report on Form 10-Q filed with the Commission on November 15, 1999. However, Items 1 and 3 of Part I and Items 1, 2, 3, 4, 5 and 6 of Part II are unchanged from the original 10-Q. Only Item 2 of Part I in this 10-Q/A reflects changes from the original 10-Q. The Company has not updated the disclosure in this 10-Q/A to reflect events which have occurred since the initial filing of the 10-Q on November 15, 1999.

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

     The consent order requires the Bank to formulate new plans, policies, procedures and programs relating to long-term strategy, organizational structure, management,loans,loan loss reserves, overdrafts, loan interest accrual and non-accrual loans, loan diversification, internal audit and periodic loan review by certain dates and then to implement and follow those plans, policies, procedures and programs.
The Bank is also required to review and evaluate certain groups of loans and correct deficiencies, and going forward, to properly document commercial extensions of credit and comply with laws and regulations relating to lending. Management of the Bank believes it has taken all appropriate steps to comply with those requirements.

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

     For the first nine months of 1999, $13,390,000 was added to the allowance and charged to expense compared to $460,000 in 1998. At September 30, 1999, the
Allowance for Possible Loan Losses as a percentage of total loans and leases was 5.01% compared to 2.01% last year. The Allowance for Possible Loan Losses as a percentage of non-performing assets was 82.81% at September 30, 1999.

     As previously disclosed, the Bank has taken charge-offs beginning with the fourth quarter of 1998 due principally to its relationship with Schwartz Homes, Inc., a retailer of mobile homes based in New Philadelphia, Ohio and retail customers of Schwartz Homes. Following the March 15, 1999, resignation of William Wallace as executive vice president and chief operating officer of the Bank, the board of directors became aware of irregularities in the Bank's loan portfolio relating to loans made to Schwartz Homes. Commencing in November 1996, the Bank began lending substantial amounts of money to Schwartz Homes, Inc. and Steven D. Schwartz, and in February 1997 the Bank began indirect lending to Schwartz Homes's retail customers at the direction of Mr. Wallace. The outstanding balance of loans made directly to Schwartz Homes and Steven D. Schwartz at March 31, 1999 was $3,521,000. The Bank made loans to Schwartz Home's retail customers under recourse agreements with Schwartz Homes. Under these recourse agreements, Schwartz Homes agreed to repay any loans not repaid by retail customers. Schwartz Homes apparently used the funds advanced by the Bank to fund its own operations or for other improper purposes, without the knowledge of the Bank's board. In many instances, Schwartz Homes failed to perform on the retail sales contracts it entered into with its customers even though the Bank had provided the funds to Schwartz Homes for this purpose. In addition, Schwartz Homes often failed to repay the floor-plan lenders on homes purchased, which has further impacted the Bank's collateral position with respect to the homes. As of March 1999, the Bank had $6,672,000 in principal amount of loans outstanding to retail customers of Schwartz Homes. On April 26, 1999, Schwartz Homes unexpectedly ceased operations and on June 2, 1999 other creditors of Schwartz Homes placed it in involuntary bankruptcy.

     Of the $8.8 million in net charge-offs for the nine months ended September 30, 1999, $7.6 million were related to Schwartz Homes loans. Of this $7.6 million amount, $3.2 million in net charge-offs were related to the indirect consumer loans to Schwartz Homes customers, and $4.4 million in net charge-offs were related to commercial loans made directly to Schwartz Homes. The following table depicts the net charge-offs for the Schwartz Homes loans for the first three quarters of 1999:

                       Consumer          Commercial
($000s)                Net Charge Offs   Net Charge Offs   Total
1st quarter-1999       $2,460            $1,955            $4,415
2nd quarter-1999         (53)               696               643
3rd quarter-1999          816             1,766             2,582

     Charge-offs during the first quarter of 1999 for the Schwartz consumer and commercial loan relationship were based on an analysis prepared by the Office of the Comptroller of the Currency with the assistance of management. Net charge-offs during the first quarter of 1999 were $2,460,000 for the Schwartz indirect consumer homebuilder loans and $1,955,000 for the commercial loan relationship.

     During the third quarter of 1999, the Bank released or was in the process of releasing approximately half of the nearly 300 consumer borrowers from any or part of their obligation to the Bank. In addition, ongoing work to obtain better collateral valuations and to determine collateral position was progressing. As a result, $816,000 in net charge-offs on the Schwartz consumer homebuilder loans were recognized during the third quarter of 1999.
Also, the specific allocation of the loan loss reserve was increased from $2,291,000 at June 30, 1999 to $3,557,000 at September 30, 1999 contributing to the loan loss provison for the third quarter. For the reserve allocation, management assumed a more conservative approach giving a higher probability that the floorplan lenders would receive funding from the bankruptcy trustee on the consumer closed loans prior to the Bank due to the increasing complexity of the overall legal issues surrounding the matter.

      A charge-off for the second quarter of 1999 associated with the Schwartz commercial loans totaled $696,000. When the bankruptcy court determined that the floor plan lenders had perfected first and second lien positions on new inventory securing the loans, the Bank recognized its loss.

     Charge-offs for the Schwartz commercial loan relationship totaling $1,766,000 for the third quarter of 1999 occurred when the Bank obtained a current appraisal on the real estate for Schwartz Homes, Inc. The Bank charged off a total of $941,000 to reduce the loan balance to 80% of the appraised value. Also, the bankruptcy court granted one of the floor plan lenders a motion for relief from the automatic stay to repossess units that were non-consumer claimed and were not floor planned. The Bank's attorneys also confirmed that the floor planners had a valid first and second lien position on equipment and fixtures. This resulted in a charge-off of $825,000.

     The following table details the Allowance for Possible Loan
Losses and also includes various loan charge-off statistics for 1999 and 1998.

Allowance for Possible Loan
Losses
                             Three months ended  Nine months ended
                             September 30,       September 30,
($000s)                      1999     1998       1999      1998
Balance, beginning of period $  6,932 $  4,307   $  5,475  $  4,134

Provision for possible loan     5,784      185     13,390       460
losses
Loans charged-off               2,748       27      9,177       141
Recoveries on loans
previously charged-off             48        1        328        13
     Net charge offs            2,700       26      8,849       128

Balance, end of period       $ 10,016 $  4,466   $ 10,016  $  4,466


Loans and leases outstanding
at period                    $200,063 $221,716   $200,063  $221,716
Average loans and leases     $191,650 $223,737   $199,323  $224,188

Annualized net charge offs
as a percent of:
   Average loans and leases     5.64%    0.05%      5.92%     0.08%
   Total loans at end of
   period                       5.40%    0.05%      5.90%     0.08%
   Allowance for possible loan
   losses                     107.83%    2.33%    117.80%     3.82%
Allowance for possible loan
losses to:
   Average loans and leases     5.23%    2.00%      5.03%     1.99%
   Total loans at end of
   period                       5.01%    2.01%      5.01%     2.01%
   Non-performing assets       82.81%  981.54%     82.81%   981.54%


     In its analysis of the Allowance for Possible Loan
Losses, Management provides a specific reserve allocation for many classified credits. The following table depicts the portion of the Allowance for Possible Loan Losses that was allocated to the Schwartz Homes, Inc. indirect consumer homebuilder and commercial loan relationship:


($000s)                       Consumer         Commercial
                              Allocation       Allocation

     December 31, 1998           $1,945                -
     March 31, 1999               2,147           $1,118
     June 30, 1999                2,291              767
     September 30, 1999           3,557               96

The reserve allocation affects the amount of the quarterly loan loss provision.

NON-PERFORMING ASSETS

     Non-performing assets consist of (1) non-accrual loans, leases and debt securities on which the ultimate collectibility of the full amount of interest is uncertain, (2) loans and leases past due ninety days or more as to principal or interest and (3) other real estate owned. A loan is placed on non-accrual status when payment of the full amount of principal and interest is not expected, or when principal or interest has been in default for a period of ninety days or more unless the loan is well secured and in the process of collection. A summary of non-performing assets at September 30 follows:

Non-performing assets            September 30,
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

     Loans restructured and in compliance with modified
terms are not included in total non-performing
assets.   Total non-performing assets were
$12,095,000 or 3.21% of total assets at September 30,
1999 compared to $455,000 or 0.11% of total assets at
September 30, 1998.  Included in non-performing
assets are $4,783,000 in consumer homebuilder loans
related to the cessation of business of the
manufactured housing retailer previously reported.
Also included in non-accrual loans are $1,041,000 for a
commercial loan secured by real estate associated
directly with the manufactured housing retailer.   An
allocation of the Allowance for Loan Losses related to these consumer and commercial loans totals $3,653,000 at September 30, 1999.

      Management maintains a watch list of loans requiring a higher level of monitoring due to a change in the financial position of the borrower, delinquency, deteriorating collateral or other adverse trends or uncertainties that might increase the risk of loss associated with the credit. At September 30, 1999, loans and available credit facilities, excluding non-performing loans detailed in the table above, monitored based upon these conditions totaled $27,575,000. Many of these credits have a specific allocation of the loan loss reserve to mitigate the credit deficiency. The loans classifications for the watch list loans were as follows: $15.1 million-special mention; $9.9 million-substandard; and $2.6 million-doubtful. These loans primarily consist of commercial credits in a variety of industries. The Schwartz related loans are included in the non-accrual loan totals. The management of non-performing and problem loans is an ongoing process. While management believes the reserve for loan losses is adequate based on current estimates, there can be no assurance that future losses will not occur.

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

                    Belmont Bancorp
                    (Registrant)



                    s/Wilbur R. Roat
                    By:  Wilbur R. Roat
                         President and CEO




                    s/Jane Marsh
                    By:  Jane Marsh
                         Secretary
                         (Principal Financial and
                         Accounting Officer)

January 10, 2000