Form 10-K
period 1999-12-31
BELMONT BANCORP
filed 2000-04-17
CIK 726294

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended December 31, 1999 or


[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the transition period from ____________ to
     ____________

Commission file number 0-12724

BELMONT BANCORP.

             (Exact name of registrant as specified in its charter)

           Ohio                                          34-1376776
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

   325 Main Street, Bridgeport, Ohio                       43912
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (740) 695-3323

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                                              Name of each exchange on
       Title of each class                    which registered
  -----------------------------               ------------------------
  Common stock, $0.25 par value               NASDAQ Small Cap Market


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

State the aggregate market value of the voting stock held by nonaffiliates of the registrant at April 6, 2000: $14,728,000

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,236,534 shares

                   Documents Incorporated by Reference: None.

                                     PART I

     The data presented herein should be read in conjunction with the audited Consolidated Financial Statements incorporated by reference.


ITEM 1-BUSINESS

BELMONT BANCORP.

     Belmont Bancorp., ("Company"), is a bank holding company which was organized under the laws of the State of Ohio in 1982. On April 4, 1984, Belmont Bancorp. acquired all of the outstanding capital stock of Belmont National Bank (formerly Belmont County National Bank), a banking corporation organized as a national banking association. Belmont National Bank provides a variety of financial services. In addition to Belmont National Bank, the Company owns Belmont Financial Network, Inc., a non-bank subsidiary ("BFN").

BELMONT NATIONAL BANK

     Belmont National Bank resulted from the merger on January 2, 1959, of the First National Bank of St. Clairsville, and the First National Bank of Bridgeport. Both banks were organized as national associations prior to 1900. Belmont National Bank operates through a network of thirteen branches located in Belmont, Harrison and Tuscarawas Counties in Ohio and Ohio County in West Virginia. The main office is located in the Woodsdale section of Wheeling, West Virginia. In addition to its main office in West Virginia, the Bank operates a branch in the Elm Grove section of Wheeling. Branch locations in Belmont County, Ohio include St. Clairsville, Bridgeport, Lansing, Shadyside, Ohio Valley Mall, Bellaire and Plaza West, St. Clairsville. The Harrison County branch is located in Cadiz, Ohio. Branches in Tuscarawas County are located in New Philadelphia, Ohio. The three New Philadelphia offices were acquired on October 2, 1992, when Belmont National Bank acquired the deposits and loans of these offices from Diamond Savings and Loan.

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

BELMONT FINANCIAL NETWORK

     On July 1, 1985, Belmont formed a subsidiary corporation, Belmont Financial Network, Inc. BFN serves as a community development corporation by investing in low income housing projects that provide low income and historic tax credits


 SUPERVISION AND REGULATION

     Belmont is supervised and examined by the Board of Governors of the Federal Reserve system under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The BHC Act requires the prior approval of the Federal Reserve Board for a bank holding company to acquire or hold more than a 5% voting interest in any bank, and restricts interstate banking activities. The BHC Act allows interstate branching by acquisitions and consolidation in those states that have not opted out by January 1, 1997.

     The BHC Act restricts Belmont's nonbanking activities to those which are determined by the Federal Reserve Board to be closely related to banking and a proper incident thereto. The BHC Act does not place territorial restrictions on the activities of nonbank subsidiaries of bank holding companies. Belmont's banking subsidiary is subject to limitations with respect to transactions with affiliates.

     The enactment of the Graham-Leach-Bliley Act of 1999 (the "GLB Act") represents a pivotal point in the history of the financial services industry. The GLB Act sweeps away large parts of a regulatory framework that had its origins in the Depression Era of the 1930s. Effective March 1, 2000, new opportunities will be available for banks, other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial services organization to offer customers a more complete array of financial products and services. The GLB Act provides a new regulatory framework for regulation through the financial holding company which will have as its umbrella regulator the Federal Reserve Board. Functional regulation of the financial holding company's separately regulated subsidiaries will be conducted by their primary functional regulator. The GLB Act makes compliance with the Community Reinvestment Act by insured depository institutions and their financial holding companies a condition for them to engage in new financial activities. The GLB Act provides a federal right to privacy of non-public personal information of individual customers.

     The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). As a national bank, Belmont National Bank is supervised and examined by the Office of the Comptroller of the Currency.

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

     The 1989 Financial Reform, Recovery and Enforcement Act expanded federal regulatory enforcement powers. The Federal Deposit Insurance Corporation Improvement Act of 1991 created five capital-based supervisory levels for banks and requires bank holding companies to guarantee compliance with capital restoration plans of undercapitalized insured depository affiliates.

     The monetary policies of regulatory authorities, including the Federal Reserve Board and the FDIC, have a significant effect on the operating results of banks and bank holding companies. The nature and future monetary policies and the effect of such policies on the future business and earnings of Belmont and its subsidiary bank cannot be predicted.

CONSENT ORDER AND FEDERAL RESERVE BANK AGREEMENT

     In August 1999, the Bank received the written report of an examination of the Bank by the Office of the Comptroller of the Currency, the Bank's principal federal regulatory agency. At the same time, the Bank entered into a consent order with the Office of the Comptroller of the Currency which requires, among other things, that the Bank achieve by March 31, 2000, and thereafter maintain, Tier 1 capital at least equal to 6% of adjusted total assets. Belmont has also entered into a written agreement with the Federal Reserve Bank of Cleveland that requires, among other things, that it maintain an adequate capital position for the Bank. Management intends to take all appropriate steps to meet the minimum capital requirement.

     The consent order requires the Bank to formulate new plans, policies, procedures and programs relating to long-term strategy, organizational structure, management, loans, loan loss reserves, overdrafts, loan interest accrual and non-accrual loans, loan diversification, internal audit and periodic loan review by certain dates and then to implement and follow those plans, policies, procedures and programs. The Bank is also required to review and evaluate certain groups of loans and correct deficiencies, and going forward to properly document commercial extensions of credit and comply with law and regulations relating to lending. Management of the Bank believes it has taken or is in the process of taking all appropriate steps to comply with those requirements.

     The Federal Reserve Bank agreement requires the Company to submit an acceptable plan for maintaining adequate capital at the Bank, comply with the plan, submit annual cash flow projections, ensure that the Bank complies fully with the consent order with the Comptroller of the Currency, and report quarterly on progress in complying with the Federal Reserve agreement. Without prior Federal Reserve Bank approval, the agreement prohibits the Company from paying dividends, incurring debt, redeeming stock, receiving dividends from the Bank or imposing charges on the Bank, or engaging in any transaction with the Bank in violation of federal law.

     Each of the Company and the Bank has complied with or is taking steps designed to comply with all of the requirements imposed by the Comptroller of the Currency and the Federal Reserve Bank, except that the Bank was unable to achieve the Tier 1 capital level by March 31, 2000 as required under the terms of the consent order. Tier 1 capital consists principally of shareholders' equity less goodwill and a portion of deferred tax assets. In an effort to satisfy this requirement, in February 2000, the Company commenced a rights offering and a simultaneous ancillary offering of its common stock to existing stockholders and others to raise up to $10 million. The Company did not conclude the offerings as originally anticipated on March 28, 2000 but extended the offerings until April 14, 2000, and intends to continue the ancillary offering upon the filing and effectiveness of a post-effective amendment to its registration statement.

     To date the Company has received subscriptions to purchase approximately 1,900,000 shares of its Common Stock at $2.00 per share ($3.8 million in the aggregate). The subscription proceeds are to be released to the Company on or about April 17, 2000. There can be no assurance that the SEC will declare effective an amendment to the Company's registration statement to permit a continuation of the ancillary offering, or, if it does, that the Company will raise the capital required during the period in which such offering is continued to enable the Bank to achieve the specified Tier 1 capital level. In order to achieve a Tier 1 leverage ratio of 6%, the Bank will need approximately $5.2 million in additional capital after taking into account subscriptions for $3.8 million received to date in the offering and $1.65 million invested by its directors prior to the offering. On March 30, 2000, the Bank advised the Comptroller of the Currency that it would not achieve the specified Tier 1 capital level by March 31, 2000 and submitted a revised capital restoration plan which sets forth other means to achieve the objectives, including by seeking to raise additional capital though an extension of the offering or by selling additional assets or deposits. To date, the Comptroller of the Currency has not taken action on the capital restoration plan submitted.

     See "Liquidity and Capital Resources" in Item 7 and Notes 2 and 20 to the Company's consolidated financial statements.


FOREIGN OPERATIONS

     Belmont Bancorp. has no foreign operations.

EXECUTIVE OFFICERS

     For information concerning executive officers of Belmont Bancorp. and Belmont National Bank, see Item 10 of this report.

ITEM 2-PROPERTIES

DESCRIPTION OF PROPERTIES

     In January 1996, the Bank relocated its corporate headquarters to Wheeling, West Virginia. The office is located at 980 National Road and consists of a 14,000 square foot, combination one and two story masonry block building. Approximately half of the space is leased to a tenant. In addition, the Bank transacts business in the following branch locations:

     St. Clairsville Office-This office consists of a two story brick building owned by the Bank with attached drive-in facilities. The building consists of 9,216 square feet which houses the commercial bank operations and the executive and human resources offices.

     Ohio Valley Mall Office-This office is located at the Ohio Valley Mall, a major shopping mall located two miles east of St. Clairsville, Ohio. The office consists of a 1,400 square foot office located along the perimeter of the Mall at the main entrance. An automatic teller machine is located at the drive-in facility.

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

     Cadiz Office-This office is located in Cadiz, Ohio in Harrison County, approximately seventeen miles north of St. Clairsville at the intersection of State Routes 9 and 22. The brick and tile building contains 1,800 square feet with an accompanying drive-in facility and an ATM.

     New Philadelphia Office-This office, located at 152 North Broadway Avenue, is a 33,792 square foot site improved with two inter-connected, two story brick office buildings with a total building area of 13,234 square feet. Part of the office space is leased to other businesses. This location also has a drive-in facility and an automatic teller machine.

     Schoenbrunn Office-This office, located at 2300 East High Avenue, is comprised of a one story, 1,605 square foot brick structure with a 783 square foot drive-thru canopy.

     Wabash Office-This office, located at 525 Wabash Avenue, is comprised of a 14,250 square foot site with a 246 square foot drive-thru banking facility.

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

     All offices are owned by the Bank except for the Ohio Valley Mall and Bellaire offices. The land for the Elm Grove office is also leased. The Ohio Valley Mall office lease expires in 2003 and contains a five year renewal option. The Bellaire office lease expires in 2007 and contains a ten year renewal option. The land lease for the Elm Grove office expires in 2005 and provides for four, five year renewal options.

ITEM 3-LEGAL PROCEEDINGS

     The Company is a defendant in a suit for damages brought in the Court of Common Pleas for Belmont County, Ohio in April 1999 by George Michael Riley and others against the Bank and certain former officers, among others, alleging torts to have occurred in connection with the Bank's denial of a loan to a third party to finance the sale of a business owned by plaintiffs. In another case filed in the same Court in May 1999, Charles J. and Rebecca McKeegan, the beneficial owners of the potential purchaser of the business in the same transaction claim damages in excess of $500,000 based upon alleged tortious conduct as to them by defendants. In both cases it is claimed that a former loan officer of the Bank later purchased the business at a lower price with financial assistance from the Bank's former chief operating officer. Based on the advice of counsel, the Company believes its exposure to liability, if any, is minimal in each case.

     In August 1999, the Company's directors unanimously approved and entered into a consent order with the Office of the Comptroller of the Currency and entered into a written agreement with the Federal Reserve Bank of Cleveland under which the Company and the Bank agreed to meet specified conditions relating to its future operations and capital requirements. The consent order requires the Bank to, among other things, formulate new plans, policies, procedures and programs relating to long-term strategy, organizational structure, management, loans, loan loss reserves, overdrafts, loan interest accrual and non-accrual loans, loan diversification, internal audit and periodic loan review by certain dates. The consent order further required that the Bank retain the services of a qualified independent certified public accounting firm acceptable to the Comptroller of the Currency, which it has done by engaging Crowe Chizek and Company LLP as its independent auditors. See also "Liquidity and Capital Resources" in Item 7 of this Report.

     In August 1999, the Company also entered into an agreement with the Federal Reserve Bank of Cleveland, under authority given it by the Board of Governors of the Federal Reserve System, the federal regulatory agency for Belmont. As with the consent order of the Comptroller of the Currency, the Federal Reserve Bank agreement necessitates certain actions and restrictions. Without prior Federal Reserve Bank approval, the agreement prohibits the Company from paying dividends, incurring debt, redeeming stock, receiving dividends from the Bank, imposing charges on the Bank, and engaging in any transaction with the Bank in violation of federal law. The Company is required to report quarterly on progress in complying with the Federal Reserve Bank agreement.

     In August 1999, the Bank was named as a defendant in a lawsuit filed in the Belmont County Common Pleas Court by Joseph C. Heinlein, Jr. against his former secretary, the Bank, other financial institutions and individuals with whom the secretary did business. The complaint alleges that the secretary embezzled funds from the plaintiff's account over a period of several years by forging his signature to checks and alleges negligence on the part of the Bank for honoring such checks. Damages are sought in the amount of $739,000. The Bank believes that it has valid defenses against the claim and intends to defend it vigorously. In addition, the Company believes that any liability on the Bank's part would be covered under its insurance policy. However, the insurance carrier, Progressive Casualty Insurance Company, has filed a declaratory judgment and interpleader action raising issues of coverage and indemnification on this claim, as more fully discussed below.

     The Company filed suit in the Court of Common Pleas of Tuscarawas County, Ohio, alleging that it had been the victim of an "elaborate fraud" that has resulted in more than $15 million in losses to the Bank. Following an extensive internal review of its loan portfolio, the Bank filed claims against Steven D. Schwartz, President of Schwartz Homes, Inc., the now-closed New Philadelphia retailer of manufactured homes. At the same time, the Bank filed claims against three additional people: Linda Reese, Schwartz Homes' Chief Financial Officer; William Wallace, the Bank's former Executive Vice-President and Chief Operating Officer; and Christine Wallace, his wife. In addition, as more fully discussed below, because of Mr. Wallace's alleged conduct as a bank officer and director, the Bank is seeking to recover from its indemnity bond insurance carrier, Progressive Casualty Insurance Company, the full amount of its bond. The Wallaces have filed counterclaims in an indeterminate amount upon various bases, including invasion of privacy, defamation and failure to distribute moneys allegedly due them under a deferred and certain other compensation plans. Steven Schwartz also requested leave to file counterclaims. The Company intends to vigorously prosecute its case and defend against these claims.

     In October 1999, James John Fleagane, a shareholder of the Company, filed an action against the Company, the Bank and certain of the Company's and the Bank's current and former officers and directors in the Circuit Court of Ohio County, West Virginia. The plaintiff alleges, among other things, that the Bank and its directors and officers negligently transacted and administered various loans with respect to Schwartz Homes, Inc. and customers of Schwartz. The plaintiff seeks damages for the loss in value of his stock and other compensatory and punitive damages in an unspecified amount and requests class action certification for the common shareholders of the Company. The Company intends to vigorously defend this action.

     Progressive Casualty Insurance Company sold to the Company a directors and officers liability policy providing for $3 million of coverage and a separate financial institution fidelity bond in the face amount of $4.75 million. In May 1999, the Company filed a claim under the fidelity bond policy to recover the losses incurred in connection with the Schwartz Homes loan relationship. The Company has also claimed coverage under the directors and officers liability policy.

     Progressive declined to honor these claims and, in December 1999, filed an action in the United States District Court for the Southern District of Ohio, Eastern Division asking the court to issue a declaratory judgment declaring that Progressive is not liable under either the directors and officers liability policy or the fidelity bond policy. Alternatively, Progressive has asked the court, if it finds Progressive to be liable under these policies, to determine whether the Bank or other parties who have sued the Bank in separate actions (including the Heinlein matter discussed above) are entitled to the insurance proceeds. Progressive has deposited with the court bonds in the aggregate amount of $7.75 million to satisfy any liabilities it might have with respect to the pending claims. The Company intends to vigorously seek recoveries under the insurance policies sold to the Company by Progressive.

     The Company is a defendant in litigation brought in October 1999 by Beall Homes, Inc., John B. Beall, and Peggy F. Beall in the Court of Common Pleas, Belmont County, Ohio. Plaintiffs seek a declaratory judgment that certain warrants of attorney which appear on promissory notes evidencing loans between the Bank and Beall Homes, Inc. (and guaranteed by John B. Beall and Peggy F. Beall) are invalid. Plaintiffs assert claims of breach of a duty of good faith in connection with the Bank's grant of three loans to Beall Homes, fraud and breach of fiduciary duty allegedly through floor plan financing, dominating and controlling plaintiff's business, wrongful set-off and conversion of the Beall Homes account, wrongful dishonor of certain customer checks of plaintiff, wrongful set-off and conversion of the mortgage account of John B. Beall, and intentional infliction of emotional distress. Plaintiffs seek compensatory and punitive damages in an amount in excess of $25,000 and a declaration that they are not in default of any of their loans, that the warrants of attorney are invalid, that the Bank is required to provide plaintiffs with an accounting of the manner in which payments made by plaintiffs have been applied by the Bank, and other relief. The Bank has filed a counterclaim for monetary damages and has filed a petition for involuntary bankruptcy against Beall Homes. The Company intends to vigorously defend this action and prosecute its own claims.

     In January 2000, Eric Cenkner and other persons who purchased or sought to purchase homes through the Schwartz Homes homebuilder loan program filed a class action lawsuit against the Bank and its former chief operating officer, William Wallace, in the United States District Court for the Northern District of Ohio. The named plaintiffs are purporting to act on behalf of persons who purchased or sought to purchase homes through the Schwartz homebuilder loan program. The complaint alleges that the class members have been harmed by the participation of the Bank and Mr. Wallace in the Schwartz Homes homebuilder loan program. The suit seeks damages due to alleged violations of federal and state RICO statutes and federal usury laws, breaches of contract and fiduciary duties, concealment and nondisclosure. In the complaint, the plaintiffs based their factual allegations on the Bank's own factual allegations in the separate case brought by the Bank in the Court of Common Pleas of Tuscarawas County, Ohio against Mr. Wallace and Steven Schwartz, the president of Schwartz Homes, as described above. In April 2000, following discussions among the parties and the Company's payment to the named plaintiffs of nominal consideration to cover certain of their expenses, the plaintiffs filed a motion to dismiss the case. The Company does not believe that the named plaintiffs will reinstitute this action following dismissal.

     In September 1999, the Bank filed a lawsuit against Otterbacher Manufacturing, Inc. ("Manufacturing") and Gary and Karen Otterbacher regarding default by Manufacturing on a loan guaranteed by the Otterbachers in the amount of $2.1 million. The Otterbachers filed a counterclaim against the Bank for lender liability claims relating to the Bank's declaration of default by Manufacturing and the Bank's refusal to extend additional or renew existing credit to Manufacturing. The Bank intends to vigorously defend this action and prosecute its own claims.

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

ITEM 5-MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDERS'
MATTERS

     The number of shareholders of record for the Company's stock as of April 6, 2000 was 1,300. The closing price of Belmont stock on April 6, 2000 was $2.8125 per share.

     Belmont Bancorp.'s common stock has a par value of $0.25 and, since October 1994, has been traded on the Nasdaq SmallCap market.

     1999
                                         Dividend
Quarter        High              Low     per Share
--------------------------------------------------
1st           $23.75           $17.00     $0.120
2nd            19.50             9.06      0.000
3rd            11.50             4.50      0.000
4th            10.00             5.25      0.000
                                          ------
   Total                                  $0.120
                                          ======

     1998
                                         Dividend
Quarter        High              Low     per Share
--------------------------------------------------
1st           $26.00           $20.00     $0.085
2nd            28.44            22.25      0.100
3rd            27.25            19.75      0.100
4th            23.50            18.00      0.100
                                          ------
   Total                                  $0.385
                                          ======

     High and low market prices and dividend information for the past two years for Belmont's common stock are depicted in the tables above. Market prices and cash dividends paid per share have been restated to reflect the effect of a 2-for-1 common stock split effected in the form of a 100% common stock dividend paid May 22, 1998.

     Information regarding the limitations on dividends available to be paid can be located in Footnote 16 of the Notes to the Consolidated Financial Statements in the Company's financial statements beginning on page F-1 (Item 8).

     Treasury stock is accounted for using the cost method. There were 51,792 shares and 66,174 shares held in treasury on December 31, 1999 and 1998, respectively.

Part II
Item 6.  Selected Financial Data

Summarized Quarterly Financial Information
($000's except per share data)

                                                      First              Second               Third              Fourth
                                                     Quarter             Quarter             Quarter             Quarter
========================================================================================================================
1999
------------------------------------------------------------------------------------------------------------------------
Interest income                                     $  7,468            $  6,621            $  6,274            $  5,507
Interest expense                                       4,247               4,099               3,966               3,297
                                                    --------------------------------------------------------------------
Net interest income                                    3,221               2,522               2,308               2,210
Provision for loan losses                              5,735               1,871               5,784               2,487
Security gains (losses)                                   40                 (57)                (65)               (798)
Net overhead (1)                                       1,792               2,038               2,527               3,732
                                                    --------------------------------------------------------------------
Loss before income taxes                              (4,266)             (1,444)             (6,068)             (4,807)
Income taxes (benefit)                                (1,657)               (499)             (2,202)             (1,196)
                                                    --------------------------------------------------------------------
Net loss                                            $ (2,609)           $   (945)           $ (3,866)           $ (3,611)
Basic loss
   per common share                                 $  (0.50)           $  (0.18)           $  (0.74)           $  (0.69)
========================================================================================================================
1998
------------------------------------------------------------------------------------------------------------------------
Interest income                                     $  7,521            $  7,440            $  7,878            $  7,948
Interest expense                                       3,820               3,923               4,281               4,456
                                                    --------------------------------------------------------------------
Net interest income                                    3,701               3,517               3,597               3,492
Provision for loan losses                                150                 125                 185              12,422
Security gains                                           320                 266                 675                  77
Net overhead (1)                                       1,702               1,737               1,853               1,576
                                                    --------------------------------------------------------------------
Income (loss) before income taxes                      2,169               1,921               2,234             (10,429)
Income taxes (benefit)                                   591                 494                 630              (3,901)
                                                    --------------------------------------------------------------------
Net income (loss)                                   $  1,578            $  1,427            $  1,604            $ (6,528)
Basic earnings (loss)
   per common share                                 $   0.30            $   0.27            $   0.31            $  (1.25)


(1) Noninterest income exclusive of securities gains (losses) less noninterest expense.

Consolidated Five Year Summary of Operations

For the Years Ending December 31, 1999, 1998, 1997, 1996 and 1995 ($000's except per share data)

===========================================================================================================================
                                                   1999             1998             1997            1996            1995
                                                ===========================================================================

Interest income                                 $  25,870        $  30,787        $  28,348       $  25,501       $  23,454
Interest expense                                   15,609           16,480           14,004          12,127          10,927
                                                ---------------------------------------------------------------------------
Net interest income                                10,261           14,307           14,344          13,374          12,527
Provision for loan losses                          15,877           12,882            1,055             465           1,150
                                                ---------------------------------------------------------------------------
Net interest income after
  provision for loan losses                        (5,616)           1,425           13,289          12,909          11,377
Securities gains (losses)                            (880)           1,338              799             396             102
Trading gains (losses)                                (10)              62             --              --              --
Gain on sale of real estate                          --                383             --              --              --
Other operating income                              2,563            2,183            2,010           1,861           1,683
Operating expenses                                 12,642            9,496            8,732           8,388           7,623
                                                ---------------------------------------------------------------------------
Income (loss) before income taxes                 (16,585)          (4,105)           7,366           6,778           5,539
Income taxes (benefit)                             (5,554)          (2,186)           1,421           1,776           1,333
Net income (loss)                               $ (11,031)       $  (1,919)       $   5,945       $   5,002       $   4,206
                                                ---------------------------------------------------------------------------
Basic earnings (loss)
  per common share (1)                          $   (2.11)       $   (0.37)       $    1.13       $    0.94       $    0.78
                                                ---------------------------------------------------------------------------
Cash dividend declared per share (1)            $   0.120        $   0.385        $   0.306       $   0.240       $   0.190
                                                ---------------------------------------------------------------------------
Book value per common share (1)                 $    1.83        $    4.86        $    6.05       $    5.17       $    4.57
                                                ---------------------------------------------------------------------------
Total loans                                     $ 166,979        $ 208,186        $ 224,900       $ 188,783       $ 159,957
Total assets                                      315,767          438,283          388,713         333,903         317,279
Total deposits                                    255,432          304,351          263,908         261,539         246,850
Long-term debt                                     20,000           91,401           69,635          19,676           4,802
Total shareholders' equity                         11,231           25,364           31,899          27,332          25,164
                                                ---------------------------------------------------------------------------

(1)  Restated for stock dividends paid during 1995, 1997 and 1998.

ITEM 7-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The data presented in this discussion should be read in conjunction with the audited consolidated financial statements.

RESULTS OF OPERATIONS

     The financial results of 1999 and 1998 reflect a period when Belmont faced one of the most serious challenges in its 153 year history. The resignation of the Bank's chief operating officer and senior lending officer in March 1999 followed by the closure in April 1999 and subsequent bankruptcy of Schwartz Homes, Inc., the Bank's largest commercial borrower, marked the beginning of a tumultuous year. In June 1999, Belmont's chief executive officer resigned, and the Board of Directors engaged an interim management group to provide executive management services and to assist in the recruitment of a new chief executive officer. Throughout 1999, the Bank's staff worked diligently to assess the magnitude of the losses associated with Schwartz Homes, Inc. and related consumer loans and to evaluate the entire commercial loan portfolio. New loan policies and procedures were implemented to augment internal controls and strengthen underwriting practices.

     The performance of the Company during 1999 was severely impacted by loan losses and additional overhead costs associated with interim management, legal services, and collection efforts. Loan charge-offs throughout 1999 reflected an ongoing assessment of a dynamic loan portfolio. The impact of loan charges-offs and the provision for loan losses for each quarter of 1999 is depicted in the following table:

(Expressed in thousands)           March 31        June 30       September 30      December 31        Total
                               ------------------------------------------------------------------------------
Net loan charge-offs              $ 4,528          $ 1,621          $ 2,699          $ 2,802          $11,650

Provision for loan losses           5,735            1,871            5,784            2,487           15,877

     Legal expenses for the year ended 1999 totaled $1,671,000 compared to $52,000 and $63,000 in 1998 and 1997, respectively. Consulting expenses primarily associated with interim management and collection efforts totaled
$1,442,000  for  1999  compared  to  $111,000  and  $77,000  in 1998  and  1997, respectively. These unusual expenses coupled with a loan loss provision of nearly $16 million resulted in a pretax loss in excess of $16 million for 1999. The net loss after tax benefits was $11 million, or a loss of $2.11 per common share.

     For 1998, the Company recorded a loan loss provision of $12,882,000 resulting in a loss of $1,919,000, or a loss of $0.37 per common share. Of this loan loss provision, $12,172,000 was recorded in the fourth quarter of 1998 and related to consumer loans to customers of Schwartz Homes, Inc. In 1997, the loan loss provision was $1,055,000. Net income for the year ended 1997 was $5,945,000 or $1.13 per common share.

(Expressed in thousands except per share data)       1999           1998            1997
----------------------------------------------------------------------------------------------

Income (loss) before income taxes                  $(16,585)      $ (4,105)      $   7,366
Net income (loss)                                  $(11,031)      $ (1,919)      $   5,945

Basic earnings (loss) per common share             $  (2.11)      $  (0.37)      $    1.13

Return on average assets                             -2.79%         -0.46%            1.62%
Return on average common equity                     -56.92%         -5.76%           20.21%

     In December 1999, interim  management  services were terminated when Wilbur
R. Roat was appointed to serve as the president and chief executive officer of the Bank and Belmont. Prior to joining the Bank, Mr. Roat served as the president and chief executive officer of First Lehigh Bank from September 1994 until February 1999.

From March 1992 to September 1994, he served as the president and chief executive officer of St. Edmond's Savings and Loan.

     In February 2000, the Company commenced an offering of up to $10 million of its common stock to existing stockholders through a rights offering and a simultaneous ancillary offering to its shareholders and others. The offering is scheduled to be complete by April 14, 2000 subject to extension to May 12, 2000. See "Liquidity and Capital Resources" in this Item 7.

NET INTEREST REVENUE

     A major share of the Company's income results from the spread between income on interest earning assets and interest expense on the liabilities used to fund those assets, known as net interest income. Net interest income is affected by changes in interest rates and amounts and distributions of interest earning assets and interest bearing liabilities outstanding. Net interest margin is net interest income divided by the average earning assets outstanding. A third frequently used measure is net interest rate spread which is the difference between the average rate earned on assets and the average rate incurred on liabilities without regard to the amounts outstanding in either category.

     The Consolidated Average Balance Sheets and Analysis of Net Interest Income Changes compare interest revenue and interest earning assets outstanding with interest cost and liabilities outstanding for the years ended December 31, 1999, 1998, and 1997, and computes net interest income, net interest margin and net interest rate spread for each period. All three of these measures are reported on a taxable equivalent basis.

Consolidated Average Balance Sheets

For the Years Ended December 31, 1999, 1998, and 1997 (Fully Taxable Equivalent Basis) ($000's)

                                              1999                                1998                            1997
                              -----------------------------------   ------------------------------   -------------------------------
                                Average                   Average    Average               Average    Average              Average
                                  Out-       Revenue/     Yield/       Out-     Revenue/    Yield/     Out-      Revenue/   Yield/
                               standing      Cost          Rate     standing      Cost      Rate     standing      Cost     Rate
------------------------------------------------------------------------------------------------------------------------------------
Assets
Interest Earning Assets
  Loans and Leases             $ 193,295    $  16,641      8.61%   $ 222,961   $  21,321     9.56%   $ 208,265  $  19,632      9.43%
  Securities:
    Taxable                      125,314        7,017      5.60%     134,337       8,053     5.99%     110,739      7,515      6.79%
    Exempt from income tax        41,276        2,893      7.01%      24,261       1,802     7.43%      24,728      1,861      7.53%
  Trading account assets           1,786           86      4.82%       1,193          68     5.70%        0.00%      0.00%     0.00%
  Federal funds sold               5,277          269      5.10%       4,194         228     5.44%       1,317         71      5.39%
------------------------------------------------------------------------------------------------------------------------------------
Total interest earning assets    366,948       26,906      7.33%     386,946      31,472     8.13%     345,049     29,079      8.43%
------------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks           11,377                              10,972                            10,267
Other assets                      28,590                              20,100                            15,648
Market value depreciation
  of securities available for     (4,486)                               (597)                             (546)
sale
Allowance for loan loss           (7,204)                             (4,312)                           (3,461)
------------------------------------------------------------------------------------------------------------------------------------
Total Assets                     395,225                             413,109                           366,957
------------------------------------------------------------------------------------------------------------------------------------
Liabilities
Interest bearing liabilities
  Interest checking               40,649        1,245      3.06%      45,864       1,524     3.32%      43,476      1,444      3.32%
  Savings                         82,919        2,653      3.20%      82,196       2,709     3.30%      78,636      2,474      3.15%
  Other time deposits            133,419        6,996      5.24%     134,485       7,438     5.53%     115,304      6,145      5.33%

                                                        1999                          1998                        1997
                                          -------------------------------   -------------------------   --------------------------
                                           Average                 Average  Average            Average  Average            Average
                                            Out-         Revenue/   Yield/    Out-   Revenue/  Yield/     Out-   Revenue/   Yield/
                                          standing         Cost      Rate   standing   Cost     Rate    standing   Cost     Rate
                                          ----------------------------------------------------------------------------------------
  Other borrowings                          87,498         4,715     5.39%   86,084    4,809     5.59%   68,095    3,941     5.79%
----------------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities         344,485        15,609     4.53%  348,629   16,480     4.73%  305,511   14,004     4.58%
----------------------------------------------------------------------------------------------------------------------------------
Demand deposits                             28,865                           29,910                      29,878
----------------------------------------------------------------------------------------------------------------------------------
Other liabilities                            2,496                            1,256                       2,146
----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                          375,846                          379,795                     337,535
----------------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity                        19,379                           33,314                      29,422
----------------------------------------------------------------------------------------------------------------------------------
   Liabilities & Stockholders' Equity      395,225                          413,109                     366,957
==================================================================================================================================
Net interest income
  margin on a taxable equivalent basis                    11,297     3.08%            14,992     3.87%            15,075     4.37%
==================================================================================================================================
Net interest rate spread                                             2.80%                       3.40%                       3.85%
==================================================================================================================================
Interest bearing liabilities
  to interest earning assets                                        93.88%                      90.10%                      88.54%
==================================================================================================================================



Fully taxable  equivalent  basis computed at effective  federal tax rate of 34%.

Average loan balances include nonperforming loans.

Analysis of Net Interest Income Changes

For the Years Ended December 31, 1999, 1998, and 1997 (Taxable Equivalent Basis) ($000's)



                                                         1999 Compared to 1998                      1998 Compared to 1997
                                              --------------------------------------------------------------------------------------
                                                Volume     Yield       Mix        Total    Volume      Yield       Mix       Total
-----------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in interest
income
  Loans and leases                             ($2,837)   ($2,126)   $   283    ($4,680)   $ 1,385    $   284    $    21    $ 1,690
  Securities
    Taxable                                       (541)      (531)        36     (1,036)     1,601       (877)      (187)       537
    Exempt from income taxes                     1,264       (102)       (71)     1,091        (35)       (24)         0        (59)
  Trading account assets                            34        (11)        (5)        18          0          0         68         68
  Federal funds sold                                59        (14)        (4)        41        155          1          1        157
-----------------------------------------------------------------------------------------------------------------------------------
Total interest income change                    (2,021)    (2,784)       239     (4,566)     3,106       (616)       (97)     2,393
-----------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in interest expense
  Interest checking                               (173)      (119)        13       (279)        79          1          0         80
  Savings                                           24        (79)        (1)       (56)       112        118          5        235
  Other time deposits                              (59)      (386)         3       (442)     1,022        232         39      1,293
  Short term borrowings                             79       (170)        (3)       (94)     1,041       (137)       (36)       868
-----------------------------------------------------------------------------------------------------------------------------------
Total interest expense change                     (129)      (754)        12       (871)     2,254        214          8      2,476
-----------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in net interest

Income on a taxable equivalent basis           ($1,892)   ($2,030)   $   227    ($3,695)   $   852    ($  830)   ($  105)   ($   83)
====================================================================================================================================
(Increase) decrease in taxable equivalent
  adjustment                                                                       (351)                                         46
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income change                                                      ($4,046)                                    ($   37)
====================================================================================================================================

     The Company's net interest income declined by 24.6%, or $3,695,000, on a taxable equivalent basis during 1999 compared to 1998. During 1999, the Company's average interest-earning assets fell by approximately $20.0 million, down 5.2% from 1998. Most of the downsizing of the Company occurred during the fourth quarter of 1999 as part of a plan to reduce the amount of capital required to achieve a 6% Tier 1 leverage ratio. Further asset reductions occurred during the first quarter of 2000.

     The yield on interest earning assets was down 80 basis points (a basis point is equal to .01%) from 8.13% in 1998 to 7.33% in 1999. The cost of interest bearing liabilities declined 20 basis points from 1998 to 1999. The net interest rate spread decreased from 3.40% during 1998 to 2.80% during 1999. The taxable equivalent net interest margin was 3.08% during 1999 compared to 3.87% for 1998 and 4.37% during 1997.

     The Analysis of Net Interest Income Changes, separates the dollar change in the Company's net interest income into three components: changes caused by (1) an increase or decrease in the average assets and liability balances outstanding (volume); (2) the changes in average yields on interest earning assets and average rates for interest bearing liabilities (yield/rate); and (3) combined volume and yield/rate effects (mix).

     This table shows that the decrease in the Company's net interest income during the year-to-date periods presented from 1998 to 1999 was generated by a decline in yields and volume on earning assets. This was partially offset by a decline in the cost of interest bearing liabilities.

OTHER OPERATING INCOME

     Other operating income excluding securities transactions and a gain on sale of real estate, increased 13.7% and totaled $2,553,000 in 1999, compared to $2,245,000 in 1998 and $2,010,000 in 1997. The table below shows the dollar amounts and growth rates of the components of other operating income:

                                              1999                        1998                       1997
(Expressed in thousands)                      Total       Change          Total       Change         Total
----------------------------------------------------------------------------------------------------------
Trust income                                   $484          4.5%          $463        -0.6%          $466
Service charges on deposits                     921         22.5%           752         6.4%           707
Gain on sale of loans                           341        136.8%           144        58.2%            91
Trading profits (losses)                        (10)      -116.1%            62           na            --
Recovery on class action lawsuit                 --            na            --           na            --
Other income                                    817         -0.8%           824        10.5%           746
                                             --------------------------------------------------------------
   Subtotal                                   2,553         13.7%         2,245        11.7%         2,010
Investment securities gains (losses)             (1)           na            --       100.0%            (3)
Gains (losses) on securities
  available for sale                           (879)      -165.7%         1,338        66.8%           802
Gain on sale of real estate                      --       -100.0%           383           na            --
                                             --------------------------------------------------------------
   Total                                     $1,673        -57.8%        $3,966        41.2%        $2,809
                                             ==============================================================

     Service charges on deposits increased 22.5% from $752,000 in 1998 to $921,000 due to higher overdrafts and return check fee income and an increase in the fee schedule for commercial checking accounts. Net gains on sales of loans increased from $144,000 in 1998 to $341,000 in 1999.

     Securities losses were realized during the fourth quarter of 1999 as part of a plan to reduce the asset size of the Bank. In October 1999, the Bank sold approximately $38 million in investment securities for a loss of $788,000 and used approximately $33 million of the proceeds to repay borrowings from the Federal Home Loan Bank of Cincinnati. Prepayment penalties associated with the repayment of borrowings totaled $342,000 and are included in operating expenses.

OPERATING EXPENSES

     The table below details the dollar amounts of and percentage changes in various categories of expense for the three years ended 1999, 1998, and 1997:


(Expressed in thousands)                                 1999         % change        1998        % change       1997
                                                        ---------------------------------------------------------------
Taxes other than payroll and real estate                $  254         -48.8%        $  496          16.4%      $  426
Supplies and printing                                      233         -22.1%           299           6.8%         280

Insurance, including federal deposit insurance             169          33.1%           127           1.6%         125

Amortization of intangibles                                439         124.0%           196         -52.8%         415

Legal fees                                               1,671        3113.5%            52         -17.5%          63

Consulting expense                                       1,442        1199.1%           111          44.2%          77

Examinations and audits                                    385          80.8%           213          -1.4%         216

Prepayment penalties on Federal Home Loan
  Bank advances                                            342            na             --            na           --

Legal settlements                                          295            na             --            na           --

Other (individually less than 1% of total income)        1,798          11.5%         1,612          11.0%       1,452
                                                        ------                       ------                     ------
   Total                                                $7,028         126.3%        $3,106           1.7%      $3,054
                                                        ======                       ======                     ======


     Taxes (other than payroll and real estate taxes) were down $242,000 from 1998 to 1999. This reduction was primarily the result of refunds for state corporate net income and franchise taxes previously paid which totaled $225,000 due to reductions in income and equity.

     Insurance expense was impacted by higher premium rates for federal deposit insurance from the FDIC. Deposit premiums for the year 2000 are anticipated to be substantially higher due to the Bank's risk classification assigned by the FDIC.

     The balance of intangible assets associated with branches acquired in the early 1990's were written off during the fourth quarter of 1999. The write-off resulted in the recognition of an additional $300,000 in amortization expense for the period. These intangible assets were primarily associated with the deposits acquired in the New Philadelphia market. Given the negative publicity surrounding the Schwartz commercial and consumer loans centered in this marketplace and the resulting decline in deposits, the Bank reevaluated the remaining intangible assets and determined that it would write-off the balance.

     Consulting expenses totaled $1,442,000 for the year ended 1999. The cost of interim management services charged to consulting expenses totaled $1,180,000. Consulting expenses of $194,000 were related to accounting and other services associated with the Schwartz Homes, Inc. loan collection.

     Examination and audit expense increased 80.8% from 1998 to 1999 primarily as the result of a change in external auditors, the contract internal auditor, and the additional loan review and extended scopes of the engagements as a result of lending related issues.

     Legal settlement expense for 1999 totaled $295,000. This expense was related to the Schwartz Homes, Inc. litigation.

     Travel and entertainment expenses included in Other expense included $121,000 for expenses associated with interim management services.

FINANCIAL CONDITION

SECURITIES

     The Company uses securities to generate interest and dividend revenue, to manage interest rate risk and to provide liquidity to meet operating cash needs. The securities portfolio yield at December 31, 1999 was 6.98%. Net unrealized losses in the securities portfolio at December 31, 1999 totaled $8,489,000, compared to net unrealized losses of $1,519,000 at December 31, 1998. The unrealized losses resulted from the increase in interest rates during 1999. As interest rates increase, bond prices decline. Management believes the current declines in fair value are temporary.

                  The maturities and yields of securities available for sale (excluding equity securities) are detailed in the following table:


Securities Available for Sale
 (excluding Equity Securities)
December 31, 1999

                                                           1-5                6-10
                                     Maturity              Year               Year             >10 Year
                                     <1 year              Maturity          Maturity            Maturity             Total
(Expressed in thousands)              Amount      Yield   Amount    Yield    Amount      Yield   Amount    Yield     Amount   Yield
------------------------------------------------------------------------------------------------------------------------------------
U. S. Treasury securities             $1,299      5.32%   $    98    5.04%  $                   $  2,549   5.96%   $  3,946   5.73%
U.S. Government agencies
   and corporations (b)                1,988      5.70%     3,664    5.40%    1,742      8.00%                        7,394   6.09%
States and political
   subdivisions (a)                       46     10.06%       118   10.24%      389     10.66%    37,615   7.33%     38,168   7.38%
Corporate debt                            --                                                       2,863   8.60%      2,863   8.60%
Agency mortgage-backed
   securities (b)                        282      3.83%    15,823    6.51%   13,883      6.65%     6,607   8.24%     36,595   6.85%
Collateralized mortgage obligations      217      6.93%     6,521    6.99%      866     10.49%     7,996   6.44%     15,600   6.90%
------------------------------------------------------------------------------------------------------------------------------------
   Total fair value                   $3,832      5.56%   $26,224    6.48%  $16,880      7.06%  $ 57,630   7.27%   $104,566   6.98%
====================================================================================================================================
   Amortized cost                     $3,835              $26,716           $17,406             $ 65,059           $113,016
====================================================================================================================================

(a)  Taxable equivalent yields
(b) Maturities of mortgage-backed securities and agency loan pools are based on estimated average life.

     The Company elected to transfer the balance of securities previously classified as Held to Maturity to the Available for Sale portfolio effective April 1, 1999 in accordance with Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities.

     Privately issued collateralized mortgage obligations included in the table above have a book value of $7,917,000 and an estimated market value of $7,544,000. Credit risk on privately issued bonds is evaluated based upon independent rating agencies and on the underlying collateral of the obligation.

     At December 31, 1999, the Company owned various investments in a single issuer, the book value of which exceeded 10% of total shareholders' equity. These concentrations occurred primarily as a result of the decline in the Company's shareholders' equity. The following table details the issuer, book value and market value of these investments.

(Expressed in thousands)
                                                                          Market
                  Issuer                                     Book Value   Value
Privately Issued Collateralized Mortgage Obligations:
Country Wide Home Loans                                       $ 1,749    $ 1,662
Norwest Asset Securities Corporation                            3,617      3,462
Residential Funding Mortgage Securities Corp.                   1,672      1,580

General Obligations:
Hampton Township, PA School District                            4,337      3,764
Harrison County, OH Courthouse Renovation                       1,191      1,185
Hopkins, MI Public Schools                                      1,904      1,609
Mayfield, OH City School District                               1,471      1,276
Mercedes, TX                                                    1,307      1,120
Mundelein, IL                                                   1,128        954
Whisman, CA School District                                     2,300      1,930

Revenue Bonds:
Grant County KY Public Properties Corp.                         1,958      1,666
Guadalupe-Blanco River Authority,
  City of San Marcos, TX                                        1,755      1,469
McCracken County KY School District                             1,371      1,176
Northern Tipton IN School District                              1,612      1,361
Plainfield, IN Sewer Works                                      1,160      1,028
Suburban Lancaster PA Sewer Authority                           2,833      2,344

Equity Securities:
Federal Home Loan Bank stock
                                                                5,363      5,363
                                                              ------------------

     Total                                                    $36,728    $32,949
                                                              ==================

LOANS AND LEASES

     The following table shows the history of commercial and consumer loans and leases, including loans held for sale, by major category at December 31:


(Expressed in thousands)                     1999            1998            1997            1996            1995
-------------------------------------------------------------------------------------------------------------------
Commercial loans:
Real estate construction                   $    108        $    135        $  1,418        $  1,327        $  1,530
Real estate mortgage                          9,033          14,719          19,984          25,954          28,744
Commercial, financial
  and agricultural                           99,911         119,730         109,618          80,554          50,532
Direct financing leases                           0               0               0               0               3
                                           ------------------------------------------------------------------------
   Total commercial loans                  $109,052        $134,584        $131,020        $107,835        $ 80,809
                                           ------------------------------------------------------------------------

Consumer  loans:
Residential mortgage                       $ 47,789        $ 58,099        $ 77,995        $ 71,715        $ 69,999
Installment loans                             9,315          14,483          14,435           7,626           6,959
Credit card and other consumer                  823           1,020           1,450           1,607           2,190
                                           ------------------------------------------------------------------------
   Total consumer loans                    $ 57,927        $ 73,602        $ 93,880        $ 80,948        $ 79,148
                                           ------------------------------------------------------------------------

Total loans and leases                     $166,979        $208,186        $224,900        $188,783        $159,957
                                           ========================================================================


An analysis of maturity and interest rate sensitivity of business loans at the end of 1999 follows:

                                                            Under           1 to 5          Over 5
(Expressed in thousands)                                    1 Year           Years           Years          Total
----------------------------------------------------------------------------------------------------------------------
Domestic loans:
Real estate construction                                   $      0        $      0        $    108        $    108
Real estate mortgage                                          4,402           1,894           2,690           8,986
Commercial, financial
  and agricultural                                           51,770          28,290          11,507          91,567
                                                           --------------------------------------------------------
   Total business loans (a)                                $ 56,172        $ 30,184        $ 14,305        $100,661
                                                           ========================================================

Rate sensitivity:
Predetermined rate                                         $  3,614        $ 11,437        $ 13,391        $ 28,442
Floating or adjustable rate                                  52,558          18,747             914          72,219
                                                           --------------------------------------------------------
   Total domestic business loans                           $ 56,172        $ 30,184        $ 14,305        $100,661
                                                           ========================================================

Foreign loans                                                     0               0               0               0
                                                           ========================================================


(a)  does not include nonaccrual loans

PROVISION AND ALLOWANCE FOR LOAN LOSSES

     The Company, as part of its philosophy of risk management, has established various credit policies and procedures intended to minimize the Company's exposure to undue credit risk. Credit evaluations of borrowers are performed to ensure that loans are granted on a sound basis. In addition, care is taken to minimize risk by diversifying specific industry. However, due to the decline in the Bank's capital level, the Bank has several concentrations of credit which are more fully described in Footnote 15 of the Company's financial statements beginning on page F-1. Management continuously monitors credit risk through the periodic review of individual credits to ensure compliance with policies and procedures. Adequate collateralization, contractual guarantees, and compensating balances are also utilized by Management to mitigate risk.

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

     The allowance for possible loan losses totaled $9,702,000, or 5.81% of total loans and leases at December 31, 1999. At the end of the previous year, the allowance for possible loan losses was $5,475,000, or 2.63% of total loans and leases. The provision for loan losses charged to expense during 1999 was $15,877,000 compared to $12,882,000 in the year ago period.

     As previously disclosed, the Bank has taken charge-offs beginning with the fourth quarter of 1998 due principally to its relationship with Schwartz Homes, Inc., a retailer of mobile homes based in New Philadelphia, Ohio and retail customers of Schwartz Homes. The Bank made loans to Schwartz Home's retail customers under recourse agreements with Schwartz Homes. Under these recourse agreements, Schwartz Homes agreed to repay any loans not repaid by retail customers. Schwartz Homes apparently used the funds advanced by the Bank to fund its own operations or for other improper purposes, without the knowledge of the Bank's board. In many instances, Schwartz Homes failed to perform on the retail sales contracts it entered into with its customers even though the Bank had provided the funds to Schwartz Homes for this purpose. In addition, Schwartz Homes often failed to repay the floor-plan lenders on homes purchased, which further impacted the Bank's collateral position with respect to the homes. On April 26, 1999, Schwartz Homes unexpectedly ceased operations and on June 2, 1999 other creditors of Schwartz Homes placed it in involuntary bankruptcy.

     Of the $11.6 million in net charge-offs for the year ended December 31, 1999, $7.5 million were related to Schwartz Homes loans. Of this $7.5 million amount, $3.4 million in net charge-offs were related to the indirect consumer loans to Schwartz Homes customers, and $4.1 million in net charge-offs were related to commercial loans made directly to Schwartz Homes. The following table depicts the net charge-offs for the Schwartz Homes loans for each quarter of 1999 (net recoveries are expressed parenthetically):

                                      Consumer       Commercial
                                        Net            Net
     (Expressed in thousands)        Charge Offs     Charge Offs    Total
                                     -------------------------------------
     1st quarter                     $ 2,460        $ 1,955        $ 4,415
     2nd quarter                         (53)           696            643
     3rd quarter                         816          1,766          2,582
     4th quarter                         156           (248)           (92)


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

     During the third quarter of 1999, the Bank released or was in the process of releasing approximately half of the nearly 300 consumer borrowers from any or part of their obligation to the Bank. In addition, ongoing work to obtain better collateral valuations and to determine collateral position was progressing. As a result, $816,000 in net charge-offs on the Schwartz consumer homebuilder loans were recognized during the third quarter of 1999. Also, the specific allocation of the loan loss reserve was increased from $2,291,000 at June 30, 1999 to $3,557,000 at September 30, 1999, principally as a result of this ongoing analysis. For the reserve allocation, management assumed a more conservative approach giving a higher probability that the floorplan lenders would receive funding from the bankruptcy trustee on the consumer closed loans prior to the Bank due to the increasing complexity of the overall legal issues surrounding the matter.

     The charge-off of $696,000 for the second quarter of 1999 associated with the Schwartz commercial loans was recorded when the bankruptcy court determined that the floor plan lenders had perfected first and second lien positions on new inventory securing the loans.

     Charge-offs for the Schwartz commercial loan relationship totaling $1,766,000 for the third quarter of 1999 occurred when the Bank obtained a current appraisal on the real estate for Schwartz Homes, Inc. The Bank charged off a total of $941,000 to reduce the loan balance to 80% of the appraised value. Also, the bankruptcy court granted one of the floor plan lenders a motion for relief from the automatic stay to repossess units that were non-consumer claimed and were not floor planned. The Bank's attorneys also confirmed that the floor plan lenders had a valid first and second lien position on equipment and fixtures. As a result, the Bank charged-off an additional $825,000.

     The real estate for Schwartz Homes, Inc. was sold during the fourth quarter of 1999. The sale resulted in a modest recovery.

     Charge-offs for the fourth quarter of 1999 included $2,234,000 in loans related to the amusement industry; $2 million for a manufacturer and $234,000 for an operator in the amusement industry.

     There are no indirect lending programs in the current loan portfolio that are structured in the same manner as the Schwartz homebuilder program. In addition, management believes that all industry and borrower concentrations have been adequately identified.

     Management's allocation of the allowance for loan losses based on estimates of incurred loan losses is set forth in the table below:


Allocation of the Allowance for Loan Losses
(Expressed in thousands)                              1999        1998        1997        1996        1995
----------------------------------------------------------------------------------------------------------
Domestic:

Commercial, financial and agricultural            $  4,692    $  2,254    $  2,564    $  1,823    $  1,523
Commercial real estate
                                                     1,154         507         313         269         152
Residential mortgage
                                                       371         295         358         338         335
Consumer
                                                     3,485       2,329         370         313         148
Foreign
                                                         -           -           -           -           -
Unallocated
                                                        --          90         529         410         545
                                                  --------------------------------------------------------
   Total                                          $  9,702    $  5,475    $  4,134    $  3,153    $  2,703
                                                  ========================================================


     Loans outstanding as a percentage of each loan category are depicted in the following table:

                                                      1999        1998        1997        1996        1995
                                                  ---------------------------------------------------------
Commercial, financial and agricultural                58.6%       56.5%       47.6%       40.3%       28.7%
Real estate-construction                               0.1%        0.1%        0.6%        0.7%        1.0%
Real estate-mortgage                                  27.8%       27.3%       34.4%       38.0%       43.8%
Commercial real estate                                 5.5%        7.1%        8.9%       13.7%       18.0%
Installment loans to individuals                       6.1%        7.5%        7.1%        4.9%        5.7%
Obligations of political subdivisions in th e          1.9%        1.5%        1.4%        2.4%        2.8%
U.S.
   Lease financing                                     0.0%        0.0%        0.0%        0.0%        0.0%
                                                  ---------------------------------------------------------
     Total                                           100.0%      100.0%      100.0%      100.0%      100.0%
                                                  =========================================================

The following table sets forth the five year historical information on the allowance for possible loan losses:


(Expressed in thousands)                                        1999           1998           1997           1996           1995
===================================================================================================================================
Balance as of January 1                                      $   5,475      $   4,134      $   3,153      $   2,703      $   1,537
Provision for loan losses                                       15,877         12,882          1,055            465          1,150
Loans charged off:
  Real estate                                                      151            133             24             30             25
  Commercial                                                     8,435            178             23              0              0
  Consumer                                                       3,831         11,245             43             32             26
  Direct financing leases                                            0              0              0              0              0
                                                             ---------------------------------------------------------------------
Total loans charged-off                                         12,417         11,556             90             62             51

Recoveries of loans previously charged-off:
  Real estate                                                      282             11              2              2              3
  Commercial                                                        73              1              1              0              1
  Consumer                                                         412              3             13             45             18
  Direct financing leases                                            0              0              0              0             45
                                                             ---------------------------------------------------------------------
Total recoveries                                                   767             15             16             47             67
                                                             ---------------------------------------------------------------------
Net charge-offs (recoveries)                                    11,650         11,541             74             15            (16)
                                                             ---------------------------------------------------------------------
Balance at December 31                                       $   9,702      $   5,475      $   4,134      $   3,153      $   2,703
                                                             =====================================================================


(Expressed in thousands)                                       1999           1998           1997           1996            1995
===================================================================================================================================
Loans and leases outstanding
   at December 31                                            $ 166,979      $ 208,186      $ 224,899      $ 188,783      $ 159,957
Allowance as a percent of loans
   and leases outstanding                                         5.81%          2.63%          1.84%          1.67%          1.69%
Average loans and leases                                     $ 193,295      $ 222,961      $ 208,265      $ 174,445      $ 152,502
Net charge-offs as a percent of
   average loans and leases                                       6.03%          5.18%          0.04%          0.01%        -0.01%


     The following schedule shows the five year history of non-performing assets.


Non-performing assets
(Expressed in thousands)                                          1999           1998           1997           1996           1995
===================================================================================================================================
Nonaccrual loans and leases                                  $  13,769      $   8,569      $   1,515      $     143      $     162
Loans 90 days or more past due
   but accruing interest                                           541              4             44             74             14
Other real estate owned                                             --             --             20             66            579
                                                             ---------------------------------------------------------------------
   Total                                                     $  14,310      $   8,573      $   1,579      $     283      $     755
                                                             =====================================================================


     Restructured loans in compliance with modified terms totaled $1,046,000 at December 31, 1999 and $1,633,000 at December 31, 1998.

     In addition to the above schedule of non-performing assets, Management prepares a watch list consisting of loans which management has determined require closer monitoring to further protect the Company against loss. The balance of loans classified by management as substandard due to delinquency and a change in financial position at the end of 1999 and not included in the table above was $19,246,000.

DEPOSITS

     Primarily, core deposits are used to fund interest-earning assets. The Company has a lower volume of interest-free checking accounts than its national peer group which is typical for its market area. This results in an overall higher cost of funds than national peer average. The accompanying tables show the relative composition of the Company's average deposits and the change in average deposit sources during the last three years:

(Expressed in thousands)

AVERAGE DEPOSITS                                  1999                    1998                   1997
=====================================================================================================
Demand                                       $  28,865               $  29,910              $  29,878
Interest bearing checking                       40,649                  45,864                 43,476
Savings                                         82,919                  82,196                 78,636
Other time                                     106,599                 107,398                101,405
Certificates-$100,000 and over                  26,820                  27,087                 13,899
                                             --------------------------------------------------------
   Total average deposits                    $ 285,852               $ 292,455              $ 267,294
                                             ========================================================

DISTRIBUTION OF AVERAGE
 DEPOSITS                                         1998                    1998                   1997
                                             ---------------------------------------------------------
Demand                                           10.10%                  10.23%                 11.18%
Interest bearing checking                        14.22%                  15.68%                 16.27%
Savings                                          29.01%                  28.11%                 29.42%
Other time                                       37.29%                  36.72%                 37.94%
Certificates-$100,000 and over                    9.38%                   9.26%                  5.20%
                                             --------------------------------------------------------
   Total                                        100.00%                 100.00%                100.00%
                                             ========================================================

CHANGE IN AVERAGE                              1998                     1997                   1996
   DEPOSIT SOURCES                             to 1999                 to 1998                To 1997
=====================================================================================================
Demand                                       ($  1,045)              $      32              $   2,000
Interest bearing checking                       (5,215)                  2,388                  4,900
Savings                                            723                   3,560                   (705)
Other time                                        (799)                  5,993                  1,756
Certificates-$100,000 and over                    (267)                 13,188                  1,891
                                             --------------------------------------------------------
   Total                                     ($  6,603)              $  25,161              $   9,842
                                             ========================================================


BORROWINGS

     Other sources of funds for the Company include short-term repurchase agreements and Federal Home Loan Bank borrowings.

LIQUIDITY AND CAPITAL RESOURCES

     The Company meets its liability-based needs through the operation of the Bank's branch banking network that gathers demand and retail time deposits. The Bank also acquires funds through repurchase agreements and overnight federal funds that provide additional sources of liquidity. Total deposits decreased by $48.9 million, or 16.1%, from the end of 1998 to 1999. Approximately $11 million of this decline can be attributed to a reduction in account balances for a single public depository. In addition, in January 1999, deposits of the Jewett, Ohio branch office totaling $10.3 million were sold. Average deposits decreased $6.6 million, or 2.3%, during 1999 compared to 1998. During 1999, the Bank did not aggressively price deposits in an effort to reduce the size of the Bank to assist in capital planning.

     The Bank also has lines of credit with various correspondent banks totaling $5,100,000 which may be used as an alternative funding source; none of these lines were drawn upon at December 31, 1999. In addition, the Bank has a repurchase agreement based line of credit with the Federal Home Loan Bank of Cincinnati for $30 million; at December 31, 1999, the outstanding balance of this line was $15 million. In February 2000, the Federal Home Loan Bank reduced the maximum amount the Bank could borrow on the line to $20 million with an additional line of $2 million on a temporary basis not to exceed three consecutive days. All borrowings at the Federal Home Loan Bank are subject to eligible collateral requirements.

     Liquidity may be impacted by the ability of the Company to generate earnings in the future and to raise additional capital as discussed below.

     At December 31, 1999, shareholders' equity was $11,231,000 compared to $25,364,000 at December 31, 1998, a decrease of $14,133,000. The decrease in capital during 1999 was due to the losses incurred by the Company as previously described. In addition, the market value of securities available for sale, net of tax, declined by approximately $4.4 million from the year ago period due principally to the increase in interest rates during 1999.

     The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The guidelines also define and set minimum capital requirements (risk-based capital ratios). Bank holding companies are required to have core capital (Tier 1) of at least 4.0% of risk-weighted assets and total capital of 8.0% of risk-weighted assets. Tier 1 capital consists principally of shareholders' equity less goodwill, and a portion of deferred tax assets. Total capital consists of Tier I capital, plus certain debt instruments and a portion of the reserve for loan losses.

     The following table shows several capital and liquidity ratios for the Company for the last two years:

December 31                                       1999         1998
--------------------------------------------------------------------
Average shareholders' equity to :
  Average assets                                  4.9%          8.1%
  Average deposits                                6.8%         11.4%
  Average loans and leases                       10.0%         14.9%
Primary capital                                   6.6%          7.0%
Risk-based capital ratio:
   Tier 1                                         5.6%          9.5%
   Total                                          6.9%         10.8%
Leverage ratio                                    3.5%          5.9%

The Bank's capital ratios are detailed in Footnote 20 of the Notes to the Consolidated Statements in the Company's financial statements beginning on page F-1.

     As previously described under Item 1, "Business-Consent Order and Federal Reserve Bank Agreement," and Regulation", the Company has entered into an agreement with the Federal Reserve Bank and the Office of the Comptroller of the Currency to restore the Bank's capital by March 31, 2000 and thereafter maintain a Tier 1 leverage ratio of at least 6.0%. As part of the plan to improve its capital ratios, management has reduced the assets of the Bank and has offered stock for sale through a shareholders' rights offering and simultaneous ancillary offering to other interested investors. Both offerings are scheduled to terminate April 14, 2000, subject to potential extension of the ancillary offering to May 12, 2000.

     The Comptroller of the Currency has required the Bank to limit the amount of deferred tax assets that the Bank includes in Tier 1 capital. As a result of this limitation and the loss incurred for the fourth quarter of 1999, the Bank's Tier 1 capital at December 31, 1999 was $9.1 million and its Tier 1 leverage ratio was 2.8%. At this level of capitalization, the Bank is currently regarded as "significantly undercapitalized" under regulatory Prompt Corrective Action requirements.

     The Bank was unable to achieve the Tier 1 capital level by March 31, 2000 as required under the terms of the consent order. In an effort to satisfy this requirement, in February 2000, the Company commenced a rights offering and a simultaneous ancillary offering of its common stock to existing stockholders and others to raise up to $10 million. The Company did not conclude the offerings as originally anticipated on March 28, 2000 but extended the offerings until April 14, 2000, and intends to continue the ancillary offering upon the filing and effectiveness of a post-effective amendment to its registration statement. To date the Company has received subscriptions to purchase approximately 1,900,000 shares of its Common Stock at $2.00 per share ($3.8 million in the aggregate). The subscription proceeds are to be released to the Company on or about April 17, 2000. There can be no assurance that the SEC will declare effective an amendment to the Company's registration statement to permit a continuation of the ancillary offering, or, if it does, that the Company will raise the capital required during the period in which such offering is continued to enable the Bank to achieve the specified Tier 1 capital level.

     In order to achieve a Tier 1 leverage ratio of 6%, the Bank will need approximately $5.2 million in additional capital after taking into account the subscriptions for $3.8 million received to date in the offering and $1.65 million invested by the directors prior to the offering. At March 31, 2000, the Bank's unaudited Tier 1 leverage ratio was 3.1%. At April 13, 2000, its estimated Tier 1 leverage ratio, including the proceeds from the offering, was 4.3%. While this does not meet the 6% Tier 1 leverage ratio required under the consent order, the ratio achieved would satisfy the 4% adequately capitalized required under regulatory Prompt Corrective Action (if determined independently of the consent order).

     On March 30, 2000, the Bank advised the Comptroller of the Currency that it would not achieve the specified Tier 1 capital level by March 31, 2000 and submitted a revised capital restoration plan which sets forth other means to achieve the objectives, including by seeking to raise additional capital though an extension of the offering or by selling additional assets or deposits. To date, the Comptroller of the Currency has not taken action on the capital restoration plan submitted.

     If Belmont does not raise sufficient capital, the Comptroller of the Currency could take various actions or mandate that the Bank take specified actions, including the following:

          1. It could continue to monitor the Bank's operations as it is currently doing and allow the Bank more time to improve its capital position.

          2. It could assume a more active supervisory role and require the Bank to implement changes in its business model or management.

          3. It could assume complete control of the management of the Bank and seek to identify a strategic buyer to purchase its assets or liquidate its assets.

The Federal Reserve Bank of Cleveland could take similar actions under its agreement with Belmont. If the Comptroller of the Currency and Federal Reserve Bank of Cleveland assume complete or significantly greater control of the Bank's or Belmont's operations or mandate a sale of all of their assets, it is likely that such actions could have an adverse effect on the value of Belmont's shares.

See Notes 2 and 20 to the Company's consolidated financial statements.

DIVIDENDS

     The following table presents dividend payout ratios for the past three years:

                                           1999       1998     1997
                                           --------------------------
Total dividends declared
  as a percentage of net income             N/A       N/A     27.17%
Common dividends declared
  as a percentage of earnings per
  common share                              N/A       N/A     27.20%

Cash dividends were declared and paid in the amount of $0.12 per share in 1999 prior to the Company's determination that it would not realize positive earnings for the year. Dividends of $0.385 per share were paid in 1998. Future dividends will require approval of the Company's regulators.

     The subsidiary Bank is the primary source of funds to pay dividends to the shareholders of Belmont . The approval of the Comptroller of the Currency will be required for future dividends from the Bank to Belmont because previously paid dividends have exceeded the total of the Bank's retained net profits for the current and preceding two years. The Board of Governors of the Federal Reserve Bank has issued a policy statement stating that a bank holding company generally should not maintain its existing rate of cash dividends on common stock unless (1) the organization's net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (2) the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality, and overall financial condition. Belmont has ceased payment of a cash dividend until the it achieves a certain level of profitability and capital.

YEAR 2000

     As described in the Company's annual report on Form 10-K/A for the year ended December 31, 1998 and its quarterly reports on Form 10-Q or 10-Q/A for the quarters ended March 31, 1999, June 30, 1999 and September 30, 1999, during 1999, Belmont examined its operating systems for Year 2000 compliance. Since entering the year 2000, Belmont has not experienced any significant disruptions to its business by reason of any Year 2000 problems. Belmont will continue to monitor its critical systems over the next several months, but does not anticipate any significant Year 2000 impact on its business. Belmont did not incur significant incremental costs in seeking to become Year 2000 compliant.

RECENT ACCOUNTING PRONOUNCEMENTS

     Currently, there are no recent accounting pronouncements that, if adopted, would have a material effect on the Company's financial position.

FORWARD-LOOKING STATEMENTS

     Various statements made in Item 1 and elsewhere in this Report concerning the manner in which the Company intends to conduct its future operations, and potential trends that may impact future results of operations, are forward-looking statements. The Company may be unable to realize its plans and objectives due to various important factors, including, but not limited to, the following factors:

          o the Company's inability to raise or maintain adequate levels of capital, as required by the Office of the Comptroller of the Currency or the Federal Reserve Bank of Cleveland.

          o the Company's need to further reduce its total assets through the sale of assets and the repayment of funding sources, which could impair its ability to generate earnings in future periods.

          o the Company's need to recognize loan losses or create additional loan loss reserves due to additional problem loans.

          o unforeseen adverse conditions in the Company's borrowers' businesses or financial condition.

          o changes in general economic and business conditions and in the banking industry in particular.

          o    changes in banking regulations.

          o other factors discussed under "Risk Factors" in Amendment No. 4 to the Company's Registration Statement on Form S-2, as amended, filed on February 4, 2000 (Registration No. 333-91035). This disclosure may be accessed through the Website maintained by the SEC at "http://www.sec.gov" or, upon request made to Shareholder Relations, Belmont National Bank, at 980 National Road, Wheeling, WV 26003, telephone (304) 233-1206, the Company will provide a copy of this disclosure without charge.

ITEM 7A-QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. The Company's market risk is composed primarily of interest rate risk. Interest rate risk results from timing differences in the repricing of assets, liabilities and off-balance sheet instruments, changes in relationships between rate indices and the potential exercise of explicit or embedded options. The Asset/Liability Management Committee ("ALCO") meets regularly to review the interest rate sensitivity position of the Company and to monitor and limit exposure to interest rate risk. The goal of asset/liability management is to maximize net interest income and the net value of the Company's future cash flows within the interest rate risk limits established by the Board of Directors.

     Interest rate risk is monitored primarily through the use of two complementary measures: earnings simulation modeling and net present value estimation. While each of these interest rate risk measurements has limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk in the Company. The key assumptions underlying these measures are periodically reviewed by ALCO.

     Based on the earnings simulation model at December 31, 1999, changes in net interest income were projected as follows given a parallel shift in the yield curve:

                               Change in         % Change
                             Net Interest    in Net Interest
(Expressed in thousands)        Income            Income
------------------------------------------------------------
Down 200 basis points           $(173)            -1.9%
Down 100 basis points               7               0.1%


Up 100 basis points               (70)            -0.8%

Up 200 basis points              (153)            -1.7%


     The change in the estimated present value of equity as a percentage of the total market value of equity was 22.0% given a 200 basis point increase in interest rates.

ITEM 8 - FINANCIAL STATEMENTS & SUPPLEMENTARY DATA

     The financial statements and schedules are set forth beginning on page F-1.

     On October 18, 1999, the Company filed a current report on Form 8-K to disclose its dismissal of S.R. Snodgrass A.C. as its independent auditors. and it appointment of Crowe Chizek and Company LLP to serve as its new independent auditors. On October 20, 1999, the Company filed an amendment to this report to disclose that S.R. Snodgrass A.C. had advised the Company that it agreed with the Company's disclosure in such 8-K concerning the dismissal of S.R. Snodgrass A.C.

ITEM 9 - CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

     On October 18, 1999, the Company filed a current report on Form 8-K to disclose its dismissal of S.R. Snodgrass A.C. as its independent auditors and its appointment of Crowe Chizek and Company LLP to serve as its new independent auditors. On October 20, 1999, the Company filed an amendment to this report to disclose that S.R. Snodgrass A.C. had advised the Company that it agreed with the Company's disclosure in such 8-K concerning the dismissal of S.R. Snodgrass A.C.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers, Key Employees and Directors

     The following table sets forth certain information concerning each individual who currently serves as an executive officer, key employee or director of the Company, including such person's business experience during at least the past five years, positions held with the Company and certain directorships held by such person. Each director holds office for a staggered, three-year term and until his successor has been duly elected and qualified. All directors are currently directors of the Company and its principal subsidiary, Belmont National Bank. Executive officers are appointed by the Board of Directors and serve at the pleasure of the Board. There are no family relationships among the executive officers and/or directors, nor are there any arrangements or understandings between any director or officer and another person pursuant to which he was selected as a director or officer except as may be hereinafter described.

      Name                    Age      Position

Directors
W. Quay Mull, II               57      Chairman of the Board
Wilbur R. Roat                 52      President, Chief Executive Officer and
                                       Director
J. Vincent Ciroli, Jr.         54      Director
John H. Goodman, II            55      Director
Mary L. Holloway Haning        44      Director
Charles J. Kaiser, Jr.         50      Director
Terrence A. Lee                50      Director
Dana J. Lewis                  56      Director
James R. Miller                57      Director
Thomas P. Olszowy              53      Director
Keith A. Sommer                59      Director
Charles A. Wilson, Jr.         57      Director

Other Executive Officers
Jane R. Marsh                  38      Senior Vice President, Controller and
                                       Cashier
Stephen K. Kilpatick           41      Senior Vice President and Senior Lending
                                       Officer, Belmont National Bank

Directors

     W. Quay Mull, II has served as Chairman of the Board of Directors of the Company and the Bank since 1998 and was first elected to its Board of Directors in 1984. Mr. Mull has been employed at a management company, Mull Industries, Inc., since 1964, where he now serves as its Chairman of the Board of Directors.

     Wilbur R. Roat has served as a director and the President and Chief Executive Officer of the Company and the Bank since December 1999. Prior to accepting this appointment, Mr. Roat served as the president and chief executive officer of First Lehigh Bank from September 1994 until February 1999. From March 1992 to September 1994, Mr. Roat served as the president and chief executive officer of St. Edmond's Savings and Loan.

     J. Vincent Ciroli, Jr. has served as a director of the Company since 1984. From 1984 until his resignation in July 1999, he served as a director of the Bank. Mr. Ciroli also served as the President and Chief Executive Officer of the Company from 1984 until June 1999 and served as President and Chief Executive Officer of the Bank from 1986 until June 1999.

     John H. Goodman, II has served as a member of the Board of Directors of the Company and the Bank since 1974. Since 1969, he also has served as the president of Goodman Group, Inc. Mr. Goodman has been the owner of Harvey Goodman Realtor since 1975.

     Mary L. Holloway Haning has served as a member of the Board of Directors of the Company and the Bank since 1993. Since September 1996, she has been a teacher at Mount de Chantal School. From September 1995 to September 1996, Ms. Haning was the special projects coordinator at Plastic Surgery, Inc. From 1987 until 1995, Ms. Haning held the position of Director of Admissions at Wheeling Country Day School.

     Charles J. Kaiser, Jr. has served as a member of the Board of Directors of the Company and the Bank since 1979. Mr. Kaiser has been an attorney at the law firm, Phillips, Gardill, Kaiser & Altmeyer since 1979, where he is now a partner.

     Terrence A. Lee has served as a member of the Board of Directors of the Company and the Bank since 1987. He also has been the owner of the accounting firm, Lee & Associates, since January 1996. Mr. Lee previously was a partner in the accounting firm, Lee, O'Connor & Associates, in 1995. From 1989 until 1995, Mr. Lee was the owner of the accounting firm, Lee & Associates.

     Dana J. Lewis has served as a member of the Board of Directors of the Company and the Bank since 1994. Mr. Lewis has served as the President of Zanco Enterprises, Inc., an owner and operator of McDonald's restaurants, since 1977.

     James R. Miller has served as a member of the Board of Directors of the Company and the Bank since 1995. He also has served as the president and chief executive officer of Howden Buffalo, Inc. since November 1998. From April 1992 until November 1998, Mr. Miller was the president of New Philadelphia Fan Co., a subsidiary of Howden Buffalo, Inc.

     Thomas P. Olszowy has served as a member of the Board of Directors of the Company and the Bank since 1993. Mr. Olszowy is an independent insurance agent and has owned the Tom Olszowy Insurance Agency since 1976.

     Keith A. Sommer has served as a member of the Board of Directors of the Company and the Bank since 1995. He also is president of the law firm, Sommer & Liberati Co., LPA. Mr. Sommer has been an attorney at Sommer & Liberati Co., LPA since 1968.

     Charles A. Wilson, Jr. has served as a member of the Board of Directors of the Company and the Bank since 1973. He currently is an Ohio State Representative. Mr. Wilson has been the president and owner of Wilson Funeral & Furniture Co., Inc. since 1967.

     John A. Belot, who served as a director of the Company and the Bank throughout 1999, resigned from the Board in March 2000.

Other Executive Officers

     Jane R. Marsh has held various responsible accounting positions with the Bank and the Company since 1987, most recently as the Senior Vice President, Controller and Cashier.

     Stephen K. Kilpatrick joined the Bank in March 1999 and was subsequently appointed Senior Vice President and Senior Lending Officer. From 1994 until joining the Bank, Mr. Kilpatrick served as Vice President of Commercial Lending at the First National Bank of Zanesville.

ITEM 11.  EXECUTIVE COMPENSATION

Summary of Executive Officer Compensation

     The following table shows all compensation paid by the Company and its subsidiaries for the fiscal years ended December 31, 1999, 1998 and 1997 to each person who has served as the chief executive officer of the Company at any time since the beginning of the last completed fiscal year and to the Company's most highly compensated executive officers who served as executive officers during the last fiscal year, whose income exceeded $100,000 (the "Named Executive Officers"). No other executive officers of the Company received compensation in excess of $100,000 in 1999.

                           Summary Compensation Table

                                                             Annual Compensation      All Other
                                                             -------------------    ------------
            Name and Principal Position              Year  Salary ($)  Bonus ($)    Compensation
            ---------------------------              ----  ----------  ---------    ------------

J. Vincent Ciroli, Jr., formerly President & Chief   1999    82,357    21,735          3,845
Executive Officer
                                                     1998   161,000    48,300(1)      23,199
                                                     1997   152,000    57,200(1)      15,708


W. Quay Mull, II, formerly Interim Chief Executive   1999      0(2)         0              0
Officer
                                                     1998        --        --             --
                                                     1997        --        --             --


Wilbur R. Roat, President and Chief Executive        1999     6,154
Officer

                                                     1998        --        --             --
                                                     1997        --        --             --


1. These bonuses include amounts credited to the Company's deferred compensation plan (described below under "Other Compensation Plans and Arrangements").
2.   Mr. Mull served as Interim Chief Executive Officer without compensation.

Other Compensation Plans and Arrangements

     Annual Bonus Incentives for executive officers are intended to reflect the Company's belief that management's contribution to corporate performance comes, in part, from maximizing the Company's return on common shareholders' equity. Accordingly, since 1989 the Board of Directors has had in place an Executive

Incentive Compensation Plan to provide incentive compensation based upon the earnings of the Bank. Amounts paid under the Plan are included in the "Bonus" column in the Summary Compensation Table above. The individuals currently covered by the Plan are Wilbur R. Roat and Jane R. Marsh.

     In 1997, the Compensation Committee retained Bank Compensation Strategies Group of Dublin, Ohio to advise the Committee and the Board on changes to the Executive Compensation Plan, which should (1) allow additional senior executives to be added to the Executive Incentive Compensation Plan without disrupting the formula; and (ii) require half of each year's bonus to be deferred and held as phantom stock of the Company, which is hoped will enhance the senior executives' interest in the long-term appreciation of the Company's stock.

     The revised Senior Executive Incentive Plan adopted in 1997 pays an incentive bonus calculated as a percentage of salary varying between 10% and 80% when the Company's return on equity exceeds the average return on equity of a peer group. No award is made unless the Company's return on equity is at least 10% greater than the peer group average. Half of any bonus is paid to the executive in cash and the other half is credited to a non-qualified deferred compensation plan. This portion of the bonus is determined based on the appreciation or depreciation of the Company's common stock. Upon termination of employment for reasons of death, disability, retirement or any other reason, the executive will be paid his benefit in cash over a period of years. The Committee believes that the program, as revised, provides an appropriate link between the Company's short-term performance and long-term performance (as measured by the appreciation of its stock) and the incentives paid to the executive officers. The return on equity goal is established by the Committee annually.

     Other compensation is provided so that the Company's overall benefits are comparable with other similar organizations so as to attract and retain competent management.

     The Bank has a Defined Contributed 401(k) Savings Plan, which allows employees who work over 1,000 hours per year to defer up to 10% of their pre-tax salary to the Plan. The Bank matches fifty percent (50%) of the first four percent (4%) deferred. The Bank may also make voluntary contributions to the Plan. In 1999, the Bank paid $39,925 in matching funds and no voluntary contribution was made. In 1999, the matching funds contribution for Mr. Ciroli was $1,647.

     No options were awarded to any of the Named Executive Officers in 1999. None of the Named Executive Officers currently hold any stock options. However, the Company entered into an employment agreement with Wilbur R. Roat in December 1999, under which the Company agreed to grant to Mr. Roat options to purchase between 50,000 and 75,000 shares of Common Stock under the Belmont Bancorp. 1999 Stock Option Plan for Wilbur Roat proposed to be adopted by the Board.

Employment Contracts

     The Bank and Belmont entered into an employment agreement with Mr. Roat in December 1999 which provides for his engagement as the president and chief executive officer for a term of three years, subject to renewal, at an annual base salary of $160,000. The agreement contemplates that a bonus of from $20,000 to $25,000 will be paid in 2001 if Mr. Roat is successful in improving the Bank's loan portfolio. The parties have also agreed to adopt a mutually acceptable bonus plan, which provides for the payment of an annual bonus to Mr. Roat in subsequent years based on specified criteria. The agreement also provides that options to purchase from between 50,000 and 75,000 shares of Belmont's common stock will be issued to him at an exercise price equal to the market price of Belmont's stock when granted with vesting over a four year period, subject to acceleration upon a change of control. If, prior to a change of control, Belmont terminates or fails to renew the agreement without cause, Mr. Roat will be entitled to continuation of his compensation and benefits for the remaining term, if any, and for a six month severance period. If Belmont terminates or fails to renew the agreement without cause within two years following a change of control or if Mr. Roat voluntarily terminates his employment within six months following a change of control, he will be entitled to receive payment of an amount equal to 299% of his annualized base salary and most recent bonus.

Compensation of Directors

         Directors who are not employees of the Company or the Bank receive an annual retainer fee of $3,000.00, payable quarterly in arrears, plus an attendance fee of $300.00 for each Bank or Committee Meeting attended. During 1999, a total of $58,581.08 was paid to Directors.

Compensation Committee Interlocks and Insider Participation

     John H. Goodman, II, Charles J. Kaiser, Jr., Terrence A. Lee, James R. Miller, W. Quay Mull, II, Thomas P. Olszowy, Keith A. Sommer and Charles A. Wilson, Jr. serve on the Company's Compensation Committee. There are no interlocking relationships, as defined in the regulations of the Securities and Exchange Commission, involving any of these individuals. Mr. Mull serves as the Company's Chairman.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number of shares and percentage of Common Stock beneficially owned as of April 14, 2000 by (i) each person who is known by the Company to own beneficially more than 5% of the shares of Common Stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers of the Company as a group. The address of each individual listed below is 154 West Main Street, St. Clairsville, Ohio 43950, except as otherwise noted. Unless stated otherwise, each person so named exercises sole voting and investment power as to the shares of Common Stock so indicated. There were 5,236,534 shares of Common Stock issued and outstanding as of April 14, 2000.

                          Security Ownership Table (1)

Name and Address of Beneficial Owner               Amount          Percent (%)
------------------------------------                              ------------
W.Quay Mull, II                                     244,388(2)        4.5
Terrence A. Lee                                      29,462(3)          *
John H. Goodman, II                                 269,525(4)        5.0
Keith A. Sommer                                      74,008(5)        1.4
James R. Miller                                      16,000(6)          *
Mary L. Holloway Haning                               8,966(7)          *
Charles J. Kaiser, Jr                                46,370(8)        2.3
Thomas P. Olszowy                                    94,057(9)        1.8
Charles A. Wilson, Jr                               153,556(10)       2.9
Wilbur R. Roat                                       15,000             *
J. Vincent Ciroli, Jr                                31,980             *
Dana J. Lewis                                       117,064(11)       2.2
Directors and Named Executives as a Group         1,100,376          21.0

----------
     1. The above table assumes conversion of the Company's Series A Preferred Stock, issued at a price of $100.00 per share, which is currently convertible into Common Stock at the election of either the Company or the holder based upon the $2.00 price per share of Common Stock in the rights and ancillary offerings (at which price 50 shares of Common Stock would be issued for each share of Series A Preferred Stock upon conversion). On April 13, 2000 the Board adopted a resolution authorizing and directing the Company to conert the Series A Preferred Stock into Common Stock. Following is information concerning the beneficial ownership of the Series A Preferred Stock:

Beneficial Owner                                 Amount          Percent (%)
                                                                 -----------
W. Quay Mull, II                                 4,200               25.4
Terrence A. Lee                                    500                3.0
John H. Goodman, II                              3,200               19.4
Keith A. Sommer                                  1,200                7.3
James R. Miller                                    300                1.8
Mary L. Holloway Haning                            100                0.6
Charles J. Kaiser, Jr                            2,500               15.2

Thomas P. Olszowy                                1,000                6.1
Charles A. Wilson, Jr                            2,000               12.1
Dana J. Lewis                                    1,500                9.1
                    Total:                      16,500              100.0


2. This amount includes (i) 20,100 shares held in the name of Mull Machine Company, of which Mr. Mull is President and in which Mr. Mull holds a substantial ownership interest; and (ii) 50,000 shares of Common Stock issuable to Barbara P. Mull and 160,000 shares issuable to Mr. Mull upon conversion of the Company's currently outstanding Series A Preferred Stock, assuming conversion at the current conversion rate of $2.00 per share (see Note 1).

3. This amount includes 32 shares each held in the names of: Terrence A. Lee, Custodian for Katherine M. Lee, UOTMA, Terrence A. Lee, Custodian for Natalie A. Lee, UOTMA, and Terrence A. Lee, Custodian for Tara N. Lee, UOTMA; Katherine, Natalie and Tara are Mr. Lee's minor daughters. This amount also includes 25,000 shares of Common Stock issuable to Terrence A. and Cathy C. Lee JTWROS upon conversion of the Company's currently outstanding Series A Preferred Stock, assuming conversion at the current conversion rate of $2.00 per share (see Note
1). This amount does not include 52,704 shares held in the name of John H. Goodman, II and Terrence A. Lee, Trustees for a trust dated February 2, 1991, to which Mr. Lee disclaims any beneficial interest.

4. This amount includes (i) 7,134 shares held in the name of Marylouise Goodman IRA and 1,436 shares held in the name of Marylouise Goodman, wife of Mr. Goodman, to which Mr. Goodman disclaims any beneficial interest; (ii) 1,892 shares held in the name of John H. Goodman, Custodian for Emily Goodman, UOTMA, Mr. Goodman's minor child; (iii) 52,704 shares held in the name of John H. Goodman, II and Terrence A. Lee, Trustees under a trust dated February 2, 1991, to which Mr. Goodman disclaims any beneficial interest; (iv) 7,601 shares held by J. Harvey Goodman and John H. Goodman, II, Trustees under a trust dated April 26, 1995; and (v) 60,000 shares of Common Stock issuable to Mrs. Goodman and 100,000 shares issuable to the John H. Goodman, II IRA upon conversion of the Company's currently outstanding Series A Preferred Stock, assuming conversion at the current conversion rate of $2.00 per share (see Note 1).

5. This amount includes 60,000 shares of Common Stock issuable to Keith A. Sommer SEP IRA upon conversion of the Company's currently outstanding Series A Preferred Stock, assuming conversion at the current conversion rate of $2.00 per share (see Note 1).

6. This amount includes 15,000 shares of Common Stock issuable to James R. Miller IRA upon conversion of the Company's currently outstanding Series A Preferred Stock, assuming conversion at the current conversion rate of $2.00 per share (see Note 1).

7. This amount includes (i) 2,560 shares held for the benefit of Ms. Haning in trust in which Wesbanco Bank Wheeling is trustee; and (ii) 5,000 shares of Common Stock issuable to Ms. Haning upon conversion of the Company's currently outstanding Series A Preferred Stock, assuming conversion at the current conversion rate of $2.00 per share (see Note 1).

8. This amount includes (i) 180 shares held in the name of Deborah P. Kaiser, IRA, wife of Mr. Kaiser, to which Mr. Kaiser disclaims any beneficial interest;
(ii) 1,500 shares held in the name of Marchak Investment Co., a partnership, in which Mr. Kaiser is a general partner and holds a substantial beneficial interest; and (iii) 20,000 shares of Common Stock issuable to Wesbanco Trust and Investment Services, Trustee for Phillips, Gardill, Kaiser & Altmeyer P.S. Plan f/b/o Charles J. Kaiser, Jr. and 105,000 100 shares issuable to Wesbanco Trust and Investment Services, Custodian for Charles J. Kaiser, Jr. IRA. upon conversion of the Company's currently outstanding Series A Preferred Stock, assuming conversion at the current conversion rate of $2.00 per share (see Note
1).

9. This amount includes (i) 30,254 shares held in the names of Tom and Diana Olszowy joint tenants with right of survivorship in which Mr. Olszowy shares voting and investment power; (ii) 754 shares held in the name of Tom Olszowy, custodian for Dana Paul Olszowy; (iii) 2,204 shares held in the name of Tom Olszowy, custodian for Jonathan T. Olszowy, to which Mr. Olszowy disclaims any beneficial interest; (iv) 10,845 shares held in the name of Thomas P. Olszowy SEP IRA; and (v) 14,250 shares issuable to Thomas P. and Diana L. Olszowy JTWROS and

35,750 shares issuable to Thomas P. Olszowy SEP IRA upon conversion of the Company's currently outstanding Series A Preferred Stock, assuming conversion at the current conversion rate of $2.00 per share (see Note 1).

10. This amount includes (i) 7,804 shares held in the name of Wilson Funeral and Furniture Company, of which Mr. Wilson is President, and in which Mr. Wilson holds a substantial stock interest and has voting power; and (ii) 16,300 shares issuable to Mr. Wilson and 83,700 shares issuable to Charles A. Wilson, Jr. IRA upon conversion of the Company's currently outstanding Series A Preferred Stock, assuming conversion at the current conversion rate of $2.00 per share (see Note
1).

11. This amount includes 36,500 shares issuable to Mr. Lewis and 38,500 shares issuable to Dana Lewis IRA upon conversion of the Company's currently outstanding Series A Preferred Stock, assuming conversion at the current conversion rate of $2.00 per share (see Note 1).

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, certain of its officers and persons who own more than 10% of the Company's common stock to file reports of ownership and changes in ownership with the SEC. Such persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on review of the copies of such forms furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to persons who are officers or directors of the Company or holders of 10% of the Company's common stock were complied with in 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain Directors and Executive Officers and their associates were customers of and had transactions with the Bank in the ordinary course of the Bank's business during 1998 and 1999. From time to time the law firms of Phillips, Gardill, Kaiser & Altmeyer, of which Charles J. Kaiser, Jr. is a partner, Sommer, Liberati & Co., LPA, of which Keith A. Sommer is a partner, and Doepken Keevican & Weiss Professional Corporation, of which James F. Bauerle is a member, have rendered legal services to the Company and the Bank. Messrs. Kaiser and Sommer are directors of both Belmont and the Bank. Mr. Bauerle served as senior vice president of the Bank from June 1999 to December 1999. It is contemplated that these firms will be retained to perform additional legal services during the current year. Mr. Bauerle and David G. Brewick, who served as interim president of Belmont and the Bank from June 1999 to December 1999, are principals of FiCap Strategic Partners LLC, which has served as the Bank's advisor. During 1999, the Company paid advisory fees of $1,127,000 plus expenses of $90,000 to FiCap. The Company also agreed to grant to FiCap, for its services, two year options to purchase 50,000 shares of our Common Stock at $10.84, the average daily price for the Company's shares during June and July 1999. In addition, Doepken Keevican & Weiss received legal fees of $878,000 for legal services rendered during 1999.

     See "Employment Contracts" in Item 11 of this Report for a description of the employment agreement entered into among the Company, the Bank and Mr. Roat.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1. Financial Statements as listed on page F-1.
     2. Financial Statement Schedules as listed on page F-1.
     3. Exhibits as listed on page E-1.

     (b)  Reports on Form 8-K.

          On October 14, 1999, the Company filed a current report on Form 8-K to disclose that it had filed a suit in the Court of Common Pleas of Tuscarawas County, Ohio against Steven D. Schwartz, President of Schwartz Homes, Inc., and had entered claims against three additional people, including William Wallace, the Bank's former Executive Vice-President and Chief Operating Officer.

          On October 18, 1999, the Company filed a current report on Form 8-K to disclose its dismissal of S.R. Snodgrass A.C. as its independent auditors and its appointment of Crowe Chizek and Company LLP to serve as its new independent auditors. On October 20, 1999, the Company filed an amendment to this report to disclose that S.R. Snodgrass A.C. had advised the Company that it agreed with the Company's disclosure in such 8-K concerning the dismissal of S.R. Snodgrass A.C.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 13, 2000.

By  s/ Wilbur R. Roat                          BELMONT BANCORP.
   --------------------------------
   President & Chief Executive Officer         (Registrant)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

SIGNATURE                  TITLE                                           DATE

s/W. Quay Mull II          Chairman of the Board and Director              April 13, 2000
------------------------------------------------------------------------------------------

s/Wilbur R. Roat           Director, President & Chief Executive Officer   April 13, 2000
------------------------------------------------------------------------------------------

s/Jane R. Marsh            Secretary (principal financial and
                           accounting officer)                             April 13, 2000
------------------------------------------------------------------------------------------

s/Charles J. Kaiser, Jr.   Director                                        April 13, 2000
------------------------------------------------------------------------------------------

s/John H. Goodman, II      Director                                        April 13, 2000
------------------------------------------------------------------------------------------

s/James R. Miller          Director                                        April 13, 2000
------------------------------------------------------------------------------------------

s/Terrence A. Lee          Director                                        April 13, 2000
------------------------------------------------------------------------------------------

s/Thomas P. Olszowy        Director                                        April 13, 2000
------------------------------------------------------------------------------------------

s/Keith A. Sommer          Director                                        April 13 , 2000
------------------------------------------------------------------------------------------

INDEX TO FINANCIAL STATEMENTS

Consolidated Balance Sheets at December 31, 1999 and 1998                 F-1

Consolidated Statements of Income for the years ended
     December 31, 1999, 1998 and 1997                                     F-2

Consolidated Statements of Shareholders' Equity for the years ended
     December 31, 1999, 1998 and 1997                                     F-3

Consolidated Statements of Cash Flows for the years ended
     December 31, 1999, 1998 and 1997                                     F-4

Notes to Financial Statements                                             F-5

Report on Management's Responsibilities                                   F-19

Report of Crowe, Chizek and Company LLP                                   F-20

Report of S.R. Snodgrass A.C.                                             F-21

Belmont Bancorp. and Subsidiaries

Consolidated Balance Sheets
($000's)                                                                  [LOGO]
================================================================================

                                                                                          December 31,
Assets                                                                               1999               1998
                                                                                  -----------------------------
Cash and due from banks                                                           $  15,439           $   9,439
Federal funds sold                                                                    2,025                  --
Loans held for sale                                                                   1,845               1,734
Trading assets                                                                           --               2,281
Securities available for sale (at fair value)                                       110,692             184,995
Securities held to maturity (fair value $12,814 - 1998)                                  --              12,516
Loans                                                                               165,134             206,452
Less allowance for loan losses                                                       (9,702)             (5,475)
                                                                                  -----------------------------
     Net loans                                                                      155,432             200,977
Premises and equipment, net                                                           7,263               7,377
Deferred federal tax assets                                                           8,823               1,887
Cash surrender value of life insurance                                                4,196               5,635
Federal taxes receivable                                                              5,411               4,533
Accrued income receivable                                                             1,751               2,731
Other assets                                                                          2,890               4,178
                                                                                  -----------------------------
     Total Assets                                                                 $ 315,767           $ 438,283
                                                                                  =============================
Liabilities and Shareholders' Equity
Liabilities

Noninterest bearing deposits:
   Demand                                                                         $  28,685              30,219
Interest bearing deposits:
   Demand                                                                            28,456              42,437
   Savings                                                                           77,403              88,265
   Time                                                                             120,888             143,430
                                                                                  -----------------------------
     Total deposits                                                                 255,432             304,351
Securities sold under repurchase agreements                                           6,093               6,239
Federal funds purchased and other short-term borrowings                              19,740               3,950
Long-term borrowings                                                                 20,000              91,401
Accrued interest on deposits and other borrowings                                       747                 896
Other liabilities                                                                     2,524               6,082
                                                                                  -----------------------------
     Total liabilities                                                              304,536             412,919
                                                                                  -----------------------------

Shareholders' Equity
Preferred stock - authorized 90,000 shares with
  no par value; issued and outstanding, 16,500 shares
  of Series A convertible preferred stock at 12/31/99                                 1,650                  --
Common stock - $0.25 par value, 17,800,000 shares authorized,
  5,288,326 issued at 12/31/99 and 12/31/98                                           1,321               1,321
Additional paid-in-capital                                                            7,904               7,854
Treasury stock at cost
  (51,792 shares at 12/31/99; 66,174 shares at 12/31/98)                             (1,170)             (1,400)
Retained earnings                                                                     7,129              18,788
Accumulated other comprehensive loss                                                 (5,603)             (1,199)
                                                                                  -----------------------------
     Total shareholders' equity                                                      11,231              25,364
                                                                                  -----------------------------
     Total liabilities and shareholders' equity                                   $ 315,767           $ 438,283
                                                                                  =============================

The accompanying notes are an integral part of the financial statements.

Belmont Bancorp. and Subsidiaries

Consolidated Statements of Income
For the Years Ended December 31, 1999, 1998 and 1997 ($000's)             [LOGO]
================================================================================

Interest Income                                            1999                  1998                 1997
                                                       -------------------------------------------------------
Loans:
   Taxable                                             $    16,223           $    20,923           $    19,141
   Tax-exempt                                                  284                   271                   334
Securities:
   Taxable                                                   6,642                 7,720                 7,238
   Tax-exempt                                                1,985                 1,241                 1,284
Dividends                                                      381                   336                   280
Interest on trading securities                                  86                    68                    --
Interest on federal funds sold                                 269                   228                    71
                                                       -------------------------------------------------------
     Total interest income                                  25,870                30,787                28,348
                                                       -------------------------------------------------------

Interest Expense
Deposits                                                    10,894                11,671                10,063
Other borrowings                                             4,715                 4,809                 3,941
                                                       -------------------------------------------------------
     Total interest expense                                 15,609                16,480                14,004
                                                       -------------------------------------------------------
     Net interest income                                    10,261                14,307                14,344

Provision for Loan Losses                                   15,877                12,882                 1,055
                                                       -------------------------------------------------------
     Net interest income (loss) after
       provision for loan losses                            (5,616)                1,425                13,289
                                                       -------------------------------------------------------

Noninterest Income
Trust fees                                                     484                   463                   466
Service charges on deposits                                    921                   752                   707
Other operating income                                         817                   824                   746
Trading gains (losses)                                         (10)                   62                    --
Investment securities gains (losses)                          (880)                1,338                   799
Gain on sale of loans                                          341                   144                    91
Gain on sale of real estate                                     --                   383                    --
                                                       -------------------------------------------------------
     Total noninterest income                                1,673                 3,966                 2,809
                                                       -------------------------------------------------------

Noninterest Expense
Salary and employee benefits                                 3,826                 4,633                 3,948
Net occupancy expense of premises                              898                   824                   783
Equipment expenses                                             891                   933                   947
Other operating expenses                                     7,027                 3,106                 3,054
                                                       -------------------------------------------------------
     Total noninterest expense                              12,642                 9,496                 8,732
                                                       -------------------------------------------------------
     Income (loss) before income taxes                     (16,585)               (4,105)                7,366

Income Taxes (Benefit)                                      (5,554)               (2,186)                1,421
                                                       -------------------------------------------------------
     Net income (loss)                                 $   (11,031)          $    (1,919)          $     5,945
                                                       =======================================================
Weighted Average Number of Shares Outstanding            5,235,431             5,252,161             5,278,152
                                                       =======================================================
Basic Earnings Per Common Share                        $     (2.11)          $     (0.37)          $      1.13
                                                       =======================================================

The accompanying notes are an integral part of the financial statements.

Belmont Bancorp. and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity
For the Years Ended December 31, 1999, 1998 and 1997 ($000's)             [LOGO]
================================================================================

                                                                                                        Accumulated
                                                                                                           Other
                                                                   Additional                              Compre-      Compre-
                                            Preferred    Common     Paid-in-    Retained     Treasury      hensive      hensive
                                              Stock       Stock      Capital    Earnings       Stock       Income    Income (Loss)
                                            --------------------------------------------------------------------------------------
Balance, December 31, 1996                  $     --    $  1,057    $  7,781    $ 18,670     $     (8)    $   (168)
Comprehensive income
  Net income                                                                       5,945                               $  5,945
  Other comprehensive income, net of tax
   Unrealized loss on securities
     net of reclassification                                                                                   367          367
                                                                                                                       --------
     Comprehensive income                                                                                              $  6,312
                                                                                                                       ========
Cash dividends declared:
  Common stock (per share $.306)                                                  (1,615)
Five-for-four stock split effected
  in the form of a stock dividend                            264                    (264)
Cash paid in lieu of fractional
  shares on stock split                                                               (7)
Purchase of treasury stock                                                                       (123)
                                            ----------------------------------------------------------------------


Balance, December 31, 1997                  $     --    $  1,321    $  7,781    $ 22,729     $   (131)    $    199
Comprehensive income
  Net loss                                                                        (1,919)                              $ (1,919)
  Other comprehensive income, net of tax
   Unrealized loss on securities
     net of reclassification                                                                                (1,398)      (1,398)
                                                                                                                       --------
     Comprehensive income (loss)                                                                                       $ (3,317)
                                                                                                                       ========
Cash dividends declared:
  Common stock (per share $.385)                                                  (2,022)
Purchase of treasury stock                                                                     (1,308)
Issuance of treasury stock                                                73                       39
                                            ----------------------------------------------------------------------

Balance, December 31, 1998                  $     --    $  1,321    $  7,854    $ 18,788     $ (1,400)    $ (1,199)
Comprehensive income
  Net loss                                                                       (11,031)                              $(11,031)
Other comprehensive income, net of tax
   Unrealized loss on securities
     net of reclassification
     adjustment (See disclosure)                                                                            (4,404)      (4,404)
                                                                                                                       --------
     Comprehensive income (loss)                                                                                       $(15,435)
                                                                                                                       ========
  Cash dividends declared:
   Common stock ($.12 per share)                                                    (628)
Issuance of Series A convertible
  preferred stock                              1,650
Issuance of treasury stock                                                50                      230
                                            ----------------------------------------------------------------------

Balance, December 31, 1999                  $  1,650    $  1,321    $  7,904    $  7,129     $ (1,170)    $ (5,603)
                                            ======================================================================

The accompanying notes are an integral part of the financial statements.

Belmont Bancorp. and Subsidiaries

Consolidated Statements of Cash Flows
For the Years Ended December 31, 1999, 1998 and 1997 ($000's)             [LOGO]
================================================================================

                                                                      1999           1998          1997
                                                                   ---------------------------------------
Operating Activities
  Net income (loss)                                                $ (11,031)     $  (1,919)     $   5,945
  Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
     Provision for loan losses                                        15,877         12,882          1,055
     Depreciation and amortization expense                               710            743            818
     Amortization of investment security premiums                      2,419          2,403          1,278
     Accretion of investment security discounts                         (648)          (302)          (230)
     Amortization of intangibles                                         439            196            415
     Investment securities (gains) losses                                880         (1,338)          (799)
     Trading (gains) losses                                               10            (63)            --
     Deferred taxes                                                   (4,668)            83           (289)
     Proceeds from sale of trading securities                         13,592         12,893             --
     Purchase of securities for trading account                      (15,516)       (14,865)            --
     Gain on sale of fixed assets                                         --           (384)            (1)
     Gain on sale of loans                                              (341)          (144)           (91)
     Gain on sale of other real estate owned                              --             --             (7)
     Changes in:
      Interest receivable                                                980           (144)          (665)
      Interest payable                                                  (149)           165             67
      Loans held for sale                                               (111)          (850)          (642)
      Others, net                                                     (3,478)        (1,382)        (6,672)
                                                                   ---------------------------------------
      Cash from operating activities                                  (1,035)         7,974            182
                                                                   ---------------------------------------
Investing Activities
  Proceeds from:
   Maturities and calls of securities                                  6,237          4,370          3,575
   Sale of securities available for sale                              73,846         87,580        105,407
Principal collected on mortgage-backed securities                     40,897         37,964         16,545
   Sale of loans                                                       9,008         20,144         13,361
   Redemption of life insurance contracts                              1,741             --             --
   Sales of other real estate owned                                      155             39            111
   Sales of premises and equipment                                        --            612             20
  Purchases of:
   Securities available for sale                                     (39,289)      (193,441)      (164,305)
   Loans                                                                  --             --         (9,124)
   Life insurance contracts                                              (81)          (413)        (2,365)
   Premises and equipment                                               (596)          (947)          (979)
  Changes in:
   Federal funds sold                                                 (2,025)            --         24,450
   Loans, net                                                         20,516        (13,998)       (39,755)
                                                                   ---------------------------------------
   Cash from investing activities                                    110,409        (58,090)       (53,059)
                                                                   ---------------------------------------
Financing Activities
  Proceeds from:
   Advances of long-term debt                                             --         35,000         52,950
   Issuance of preferred stock                                         1,650             --             --
   Issuance of treasury stock                                            280            112             --
  Payments on long-term debt                                         (71,401)       (13,233)        (2,991)
Dividends paid on common stock                                          (628)        (2,022)        (1,622)
  Purchase of treasury stock                                              --         (1,308)          (123)
  Sale of branch deposits                                            (10,311)            --             --
  Changes in:
   Deposits                                                          (38,608)        40,443          2,369
   Repurchase agreements                                                (146)           983         (3,024)
   Short-term borrowings                                              15,790        (10,685)         4,635
                                                                   ---------------------------------------
   Cash from financing activities                                   (103,374)        49,290         52,194
                                                                   ---------------------------------------
Increase (Decrease) in Cash and Cash Equivalents                       6,000           (826)          (683)
Cash and Cash Equivalents, Beginning of Year                           9,439         10,265         10,948
Cash and Cash Equivalents, End of Year                              $  15,439      $   9,439      $  10,265
                                                                   =======================================

The accompanying notes are an integral part of the financial statements.

Belmont Bancorp. and Subsidiaries

Notes to the Consolidated Financial Statements
For the Years Ended December 31, 1999, 1998 and 1997                      [LOGO]
================================================================================

1. Summary of Significant Accounting Policies

The accounting and reporting policies and practices of Belmont Bancorp. (the "Company") and its subsidiaries are in accordance with generally accepted accounting principles and conform to general practices within the banking industry. The more significant of these policies and practices are summarized below.

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

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates particularly subject to change would include the allowance for loan losses, deferred taxes, fair values of financial instruments, and loss contingencies.

Held to Maturity Securities: These securities are purchased with the original intent to hold to maturity. Events which may be reasonably anticipated are considered when determining the Company's intent and ability to hold to maturity. Securities meeting such criteria at date of purchase and as of the balance sheet date are carried at cost, adjusted for amortization of premiums and accretion of discounts.

Available for Sale Securities: Debt and equity securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and carried at fair value with net unrealized gains and losses, net of tax, reflected as a component of other comprehensive income until realized. Securities held for indefinite periods of time include securities that may be sold to meet liquidity needs or in response to significant changes in interest rates or prepayment risks as part of the Company's overall asset/liability management strategy.

Trading Securities: Trading securities are held for resale within a short period of time and are stated at fair value. Trading gains and losses include the net realized gain or loss and market value adjustments of the trading account portfolio.

The Financial Accounting Standards Board (FASB) issued the Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities in June 1998. The Company adopted SFAS No. 133 as of April 1, 1999. As permitted in SFAS No. 133, on April 1 1999, the Company transferred securities with an amortized cost of $11,861,000 and a fair value of $12,085,000 from the Held to Maturity portfolio to the Available for Sale portfolio. The Company does not have any derivative instruments nor does the Company have any hedging activities.

Loans Held for Sale: Residential mortgage loans which management does not intend to hold to maturity or for which sales are pending are reported as loans held for sale. Such loans are carried at the lower of aggregate cost or market.

Income Recognition: Income earned by the Company and its subsidiaries is recognized principally on the accrual basis of accounting. Certain fees, principally service, are recognized as income when billed. The subsidiary bank suspends the accrual of interest on loans when, in management's opinion, the collection of all or a portion of interest has become doubtful. Generally, when a loan is placed on nonaccrual, the Bank charges all previously accrued and unpaid interest against income. In future periods, interest will be included in income to the extent received only if complete principal recovery is reasonably assured.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 114 and No. 118, "Accounting for Creditors for Impairment of a Loan." It is the Company's policy not to recognize interest income on specific impaired loans unless the likelihood of future loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance.

The Company defers and amortizes loan fees and related origination costs. These fees and costs are amortized into interest or other income over the estimated life of the loan using a method which approximates the interest method.

For securities, interest income includes amortization of purchase premium or discount. Gains and losses on sales are based on the amortized cost of the security sold. Securities are written down to fair value when a decline in fair value is not temporary.

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

Belmont Bancorp. and Subsidiaries

Notes to the Consolidated Financial Statements
For the Years Ended December 31, 1999, 1998 and 1997                      [LOGO]
================================================================================

1. Summary of Significant Accounting Policies (continued)

A loan is impaired when, based on current information and events, it is probable that all scheduled payments of principal and interest will not be collected. Factors in determining impairment include payment status, collateral value, and the probability of collecting scheduled payments. Insignificant payment delays and payment shortfalls generally do not result in impairment. Impairment for individual commercial and construction loans is measured by either the present value of expected future cash flows discounted at the loan's effective rate or the fair value of the collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as residential mortgage, credit card, and consumer loans, are collectively evaluated for impairment.

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

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

Servicing Rights: Servicing rights are recognized as assets for purchased rights and for the allocated value of retained servicing rights on loans sold. Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Any impairment of a grouping is reported as a valuation allowance.

Long-term Assets: Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at discounted amounts.

Repurchase  Agreements:   Substantially  all  repurchase  agreement  liabilities
represent amounts advanced by various customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

Benefit Plans: Profit-sharing and 401k plan expense is the amount contributed determined by formula and by board decision. Deferred compensation plan expense allocates the benefits over years of service.

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Financial Instruments: Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and standby letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the holding company or by the holding company to shareholders. Neither the Company nor the Bank can currently pay dividends without regulatory approval. See notes 16 and 20.

Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgement regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Business Segments: Internal financial information is primarily reported and aggregated in the banking line of business.

Belmont Bancorp. and Subsidiaries

Notes to the Consolidated Financial Statements
For the Years Ended December 31, 1999, 1998 and 1997                      [LOGO]
================================================================================

1. Summary of Significant Accounting Policies (continued)

Earnings Per Common Share: Earnings per common share are calculated based on net income after preferred dividend requirements and the weighted average number of shares of common stock outstanding during the year. The Company's preferred stock was not dilutive for 1999 but could qualify as dilutive in future periods.

Excess of Cost Over Net Assets Acquired: In 1999, the Company wrote off the remaining balance of intangible assets associated with branches purchased in 1991 and 1992 due to the sale of one of the branches and an evaluation of the Bank's position within the marketplace for the remaining branches. Amortization charged to expense was $439,000 in the period ended December 31, 1999, $196,000 in the period ended December 31, 1998, and $415,000 for the period ended December 31, 1997.

Reclassifications: Certain prior year amounts have been reclassified to conform with current year presentation.

2. Financial Results and Management's Plan

For the five years ending December 31, 1997, the Company's reported average return on assets was 1.31%, resulting in average net income of $4.2 million. During this same period, the reported provision for loan losses averaged $810,000 per year. During 1998 and 1999, the Corporation recorded provisions for loan losses of $12.9 million and $15.9 million respectively, resulting in a net loss of $1.9 million in 1998 and $11.0 million in 1999.

These recent results were in large part the result of substantial loan losses relating to the bankruptcy of a large commercial borrower of the Bank, an indirect consumer lending program through the now-bankrupt borrower, other loan losses including loans to companies in the amusement industry, and the legal and collection expenses associated with such losses. In addition, the Company incurred additional expenses associated with the retention of interim senior management, consulting work performed in connection with detailed loan analyses, increased federal deposit insurance premiums and other expenses.

Management believes that it has made significant progress in identifying the losses in the loan portfolio and taking appropriate action to improve future credit quality. During 1999, management initiated a process of loan review which covers all commercial loans greater than $50,000. Some loans which had been considered performing credits were adversely classified as part of this process. In addition, certain loans were found to have incomplete underwriting documentation. Addressing these problems has been a high priority for Bank management.

The Company continues to meet its obligations on a continuing basis, and there remains available credit in the event that additional funding is needed. As of April 12, 2000, the Bank has unused short-term lines of credit with the Federal Home Loan Bank and other correspondent banks of approximately $10 million to meet its liquidity requirements.

As described in Note 20, formal regulatory action by the Federal Reserve Bank and the Office of the Comptroller of the Currency (OCC) has required, among other items, a capital restoration plan to identify courses of action which may be undertaken. The Bank has outlined several options for capital restoration, including downsizing or the sale of assets or liabilities. The Bank has not yet received approval of its capital restoration plan which was submitted on March 30, 2000. The OCC has up to 60 days to approve the plan.

On April 13, 2000, the Board approved the closing of the outstanding securities offering (see Notes 3 and 20) which will result in an increase to the Bank's capital of approximately $3.6 million. The Board of Directors and management are considering which of the other alternatives mentioned above will be pursued pending formal approval of the capital restoration plan.

3. Shareholders' Equity

In November 1999, certain members of the Board of Directors purchased 16,500 shares of Series A Convertible Preferred Stock. This stock has no preferential dividend rights or other preferences except for a nominal liquidation preference of $0.0001 per share, representing less than $10.00 in the aggregate for all $1.65 million of preferred stock. The convertible stock has no special voting rights. All of this stock will be converted into common stock as part of a securities offering as filed in a registration statement with the Securities and Exchange Commission and further described below. The conversion price will be equivalent to the offering price for the common stock offering. The shares of common stock issued upon conversion of the Series A Convertible Preferred Stock will be treated as "restricted securities" as that term is defined in Rule 144 under the Securities Act of 1933. On April 13, 2000, the Board adopted a resolution authorizing and directing that the Series A Preferred Stock be converted into Common Stock. Upon conversion, 825,000 shares of the Common Stock will be issued for the Series A Preferred Stock.

On February 27, 1998, the Company declared a two-for-one stock split to shareholders of record on March 16, 1998. As a result of the split, the par value of each share was reduced to $0.25.

On June 16, 1997, the Company declared a five-for-four stock split, which was effected in the form of a 25% stock dividend to shareholders of record on June 16, 1997, and paid on July 1, 1997.

All references in the accompanying financial statements to the number of common shares and per-share amounts in prior years, have been restated to reflect the stock splits.

Belmont Bancorp. and Subsidiaries

Notes to the Consolidated Financial Statements
For the Years Ended December 31, 1999, 1998 and 1997                      [LOGO]
================================================================================

3. Shareholders' Equity (continued)

At various times during 1997 and 1998, the Company repurchased shares of its common stock in open market transactions. The following table represents the change in the Company's outstanding shares:

                                                      Preferred        Common
                                                        Stock           Stock
                                                       ------------------------
Shares outstanding, December 31, 1997                       --        2,637,498
Two-for-one stock split                                     --        2,644,163
Treasury shares reissued                                    --            5,000
Shares repurchased                                          --          (64,509)
                                                       ------------------------
Shares outstanding, December 31, 1998                       --        5,222,152
Shares issued                                           16,500               --
Treasury shares reissued                                    --           14,382
                                                       ------------------------
Shares outstanding, December 31, 1999                   16,500        5,236,534
                                                       ========================

Securities Offerings: On February 4, 2000, the Company opened a securities offering for up to 5,000,000 shares at a price of $2.00 per share. The offering is first provided to current shareholders at an amount of .95 shares for each share owned. In addition, the Company is offering common shares to existing shareholders, depositors, and other persons, subject to availability at the conclusion of the rights offering.

4. Investment Securities

The estimated fair value of investment securities as of December 31 are depicted in the following tables.

Securities Available for Sale                            1999
                                     -------------------------------------------
                                                  Gross       Gross    Estimated
                                     Amortized  Unrealized  Unrealized   Market
(Expressed in thousands)                Cost       Gains      Losses     Value
                                     -------------------------------------------
U.S. Treasury securities and
  obligations of U.S. Government
  corporations and agencies           $ 12,130   $    --    $   (790)  $ 11,340
Obligations of states and
  political subdivisions                44,246        54      (6,132)    38,168
Mortgage-backed securities              37,403        52        (860)    36,595
Collateralized mortgage obligations     16,130        32        (562)    15,600
Corporate debt                           3,107        --        (244)     2,863
                                     ------------------------------------------
   Total debt securities               113,016       138      (8,588)   104,566
Marketable equity securities             6,165       101        (140)     6,126
                                     ------------------------------------------
   Total available for sale           $119,181   $   239    $ (8,728)  $110,692
                                     ===========================================

                                                         1998
                                     ------------------------------------------
                                                  Gross       Gross    Estimated
                                     Amortized  Unrealized  Unrealized    Market
(Expressed in thousands)                Cost      Gains       Losses      Value
                                     ------------------------------------------
U.S. Treasury securities and
  obligations of U.S. Government
  corporations and agencies           $ 10,653   $      1   $    (97)   $ 10,557
Obligations of
  political subdivisions                29,509         63       (515)     29,057
Mortgage-backed securities              94,623        324     (1,246)     93,701
Corporate debt                           7,530          1       (191)      7,340
Collateralized mortgage obligations     38,797        124       (282)     38,639
                                     ------------------------------------------
  Total debt securities                181,112        513     (2,331)    179,294
Marketable equity securities             5,700        134       (133)      5,701
                                     ------------------------------------------
  Total available for sale            $186,812   $    647   $ (2,464)   $184,995
                                     ===========================================

Securities Held to Maturity                             1998
                                       -----------------------------------------
                                                 Gross       Gross     Estimated
                                    Amortized  Unrealized  Unrealized    Market
(Expressed in thousands)              Cost       Gains       Losses      Value
                                    --------------------------------------------
U.S. Treasury securities and
  obligations of U.S. Government
  corporations and agencies          $ 2,255    $    --    $   (26)    $ 2,229
Obligations of
  political subdivisions               3,823        273         (3)      4,093
Mortgage-backed securities             6,438         84        (30)      6,492
                                    --------------------------------------------
Total held to maturity                12,516        357        (59)     12,814
                                    ============================================

There were no investment securities classified as held to maturity at December 31, 1999.

The amortized cost and estimated fair value of investment securities at December 31, 1999, by contractual maturity, follow. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                  Securities
                                              Available for Sale
                                           ------------------------
                                           Estimated
                                           Amortized         Fair
(Expressed in thousands)                     Cost            Value
                                           ------------------------
Due in one year or less                    $  3,333        $  3,333
Due after one year
  through five years                            211             216
Due after five years
  through ten years                           2,272           2,131
Due after ten years                          53,667          46,691
Mortgage-backed securities                   37,403          36,595
Collateralized mortgage obligations          16,130          15,600
Equity securities                             6,165           6,126
                                           ------------------------
  Total                                    $119,181        $110,692
                                           ========================

Sales and write-downs of investment securities resulted in the following:

(Expressed in thousands)             1999             1998             1997
------------------------          ---------        ---------        ---------
Proceeds from sales               $  73,846        $  87,580        $ 105,407
Gross gains                             118            1,355              869
Gross losses                           (992)             (18)             (67)
Losses on securities called              (7)              (1)              (3)
Gains on securities called                1                1               --
Gross trading gains                      69              101               --
Gross trading losses                    (79)             (39)              --

All securities sold were classified as available for sale at the time of sale. Securities with an amortized cost of $11,861,000 and a fair value of $12,085,000 were transferred from the Held to Maturity portfolio to the Available for Sale portfolio during 1999 when SFAS No. 133 was adopted. Securities with a fair value of $3,998,000 were transferred from the Trading portfolio to the Available for Sale portfolio during 1999. There were no transfers of securities between classifications in 1998 or 1997.

Belmont Bancorp. and Subsidiaries

Notes to the Consolidated Financial Statements
For the Years Ended December 31, 1999, 1998 and 1997                      [LOGO]
================================================================================

4.  Investment Securities (continued)

Assets  carried at  $20,654,000  and  $34,847,000 at December 31, 1999 and 1998,
respectively, were pledged to secure United States Government and other public funds, and for other purposes as required or permitted by law. Certain other securities were pledged to secure Federal Home Loan Bank advances as disclosed below under the caption "Borrowings."

5. Loans and Allowance for Possible Loan Losses

Loans outstanding at December 31 are as follows:

(Expressed in thousands)                              1999        1998
                                                    --------------------
Real estate-construction                            $    108    $    135
Real estate-mortgage                                  45,944      56,364
Real estate-secured by nonfarm,
  nonresidential property                              9,033      14,719
Commercial, financial and agricultural                96,730     116,539
Obligations of political subdivisions in the U.S       3,181       3,191
Installment and credit card loans to individuals      10,138      15,504
                                                    --------------------
Loans receivable                                    $165,134    $206,452
                                                    ====================

Mortgage loans serviced for others approximated $38,558,000, $38,230,000, and $31,301,000 at December 31, 1999, 1998, and 1997, respectively.

Non-accruing loans and leases amounted to $13,769,000 and $8,569,000 at December 31, 1999 and 1998, respectively. The after-tax effect of the interest that would have been accrued on these loans was $992,000 in 1999 and $67,000 in 1998. Loans past due 90 days and still accruing interest were $541,000 and $4,000 at year-end 1999 and 1998.

At December 31, 1999, impaired loans were as follows:

(Expressed in thousands)                                                1999
                                                                       -------
Year-end loans with no allocated
  allowance for loan losses                                            $   352
Year-end loans with allocated
  allowance for loan losses                                             13,930
                                                                       -------
   Total                                                               $14,282
Amount of the allowance
  for loan losses allocated                                            $ 5,157
  Interest income recognized during impairment                              --
  Cash-basis interest income recognized                                     --

At December 31, 1998, Company management believed that no loans were impaired based on information available at that time. Information that became available during 1999 resulted in the recognition of impaired status for loans that had been classified as nonaccrual or substandard. These loans have been included in the average balance of impaired loans from the date of such recognition. Average impaired loans for 1999 were $12,839,000.

Activity in the allowance for loan losses is summarized as follows:

                                                       December 31
(Expressed in thousands)                       1999         1998         1997
                                             ----------------------------------

Balance at beginning of year                 $  5,475     $  4,134     $  3,153
Additions charged to operating expense         15,877       12,882        1,055
Recoveries on loans previously
  charged-off                                     767           15           16
Loans charged-off                             (12,417)     (11,556)         (90)
                                             ----------------------------------
Balance at end of year                       $  9,702     $  5,475        4,134
                                             ==================================

The entire allowance represents a valuation reserve which is available for future charge-offs.

6. Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization, as follows:

                                                                      Original
                                                  December 31        Useful Life
(Expressed in thousands)                       1999         1998        Years
                                             ---------------------------------
Land and land improvements                   $ 1,187      $ 1,186            0
Buildings                                      5,855        5,843      30 - 50
Furniture, fixtures and equipment              6,260        5,972       5 - 12
Leasehold improvements                           787          492       5 - 20
                                             ---------------------------------
   Total                                      14,089       13,493
Less accumulated depreciation
  and amortization                             6,826        6,116
                                             ---------------------------------
Premises and equipment, net                  $ 7,263      $ 7,377
                                             =================================

Charges to operations for depreciation and amortization approximate $710,000, $743,000, and $818,000 for 1999, 1998, and 1997, respectively.

7. Deposits

At December 31, 1999, the aggregate maturities of time deposits are summarized as follows:

(Expressed in thousands)
                          2000          $ 80,541
                          2001            16,738
                          2002             3,327
                          2003             1,940
                          2004             1,787
                  Thereafter              16,555
                                        --------
                  Total                 $120,888
                                        ========

Time deposits include certificates of deposit issued in denominations of $100,000 or more which amounted to $20,794,000 at December 1999, and $27,245,000 at December 31, 1998. A maturity distribution of time certificates of deposit of $100,000 or more follows:

(Expressed in thousands)                              1999             1998
                                                    ------------------------
Due in three months or less                         $ 6,677          $ 3,687
Due after three months through six months             6,135            5,482
Due after six months through twelve months            2,791           10,392
Due after one year through five years                 2,127            3,987
Due after five years                                  3,064            3,697
                                                    ------------------------
     Total                                          $20,794          $27,245
                                                    ========================

Related party deposits totaled $579,000 at December 31, 1999.

Belmont Bancorp. and Subsidiaries

Notes to the Consolidated Financial Statements
For the Years Ended December 31, 1999, 1998 and 1997                      [LOGO]
================================================================================

8. Securities Sold Under Repurchase Agreements

Securities sold under agreements to repurchase represent primarily overnight borrowings except for one agreement for $2,200,000 that matures in March 2000. For all repurchase agreements, the securities underlying the agreements were under the subsidiary bank's control. Information related to these borrowings is summarized below:

(Expressed in thousands)                        1999             1998
                                              -------------------------
Balance at year-end                            $6,093           $6,239
Average during the year                        $5,877           $6,733
Maximum month-end balance                      $6,093           $7,807
Weighted average rate during the year            5.00%            5.65%
Weighted average rate at December 31             4.77%            5.36%

9. Borrowings

The Company uses both short and long-term borrowings to meet its liquidity and funding needs consisting primarily of federal funds purchased and advances from the Federal Home Loan Bank (FHLB). All FHLB advances, including short and long-term borrowings, are secured by collateral consisting of a blanket pledge of residential mortgage loans, securities, and shares of stock of the FHLB. The carrying value of residential mortgage loans available as collateral for FHLB advances was $34,613,000 and $44,356,000 at December 31, 1999 and 1998,
respectively. The carrying value of FHLB stock and securities that secure the FHLB debt was $29,496,000 and $84,427,000 at December 31, 1999 and 1998,
respectively. FHLB advances are made under agreements which allow for maximum borrowings of $80 million subject to collateral requirements. Advances can be made at fixed or variable rates of interest.

Information related to these borrowings at December 31, 1999 and 1998, is summarized below.

Short-term borrowings
(Expressed in thousands)

FHLB Advances                                           1999               1998
                                                     --------------------------
Balance at year-end                                  $19,740            $    --
Average balance during the year                      $ 1,712            $ 2,709
Maximum month-end balance                            $19,740            $22,047
Weighted average rate during the year                   5.41%              5.63%
Interest rate at December 31                            5.24%                --

Federal Funds Purchased                                 1999               1998
                                                     --------------------------
Balance at year-end                                  $    --            $ 3,950
Average during the year                              $   693            $   843
Maximum month-end balance                            $ 4,200            $11,000
Weighted average rate during the year                   5.15%              5.35%
Weighted average rate at December 31                      --               5.25%

Long-term borrowings

Fixed-rate, single payment loans with the FHLB totaled $20,000,000 at December 31, 1999 and mature in 2008 with interest rates ranging between 4.53% and 4.78%. These loans contain conversion options that allow the FHLB to convert the interest rate to a floating rate in 2001. At December 31, 1998, fixed-rate, single payment loans totaled $85,000,000 and were scheduled to mature in 1999 through 2008 with interest rates ranging from 4.53% to 6.56%. During 1999, $60,000,000 of long term debt was paid off prior to the scheduled maturity date, and penalties of $342,000 were required to be paid.

Fixed-rate, amortizing loans outstanding at December 31, 1998 totaled $6,401,000 with scheduled final maturity dates ranging from 2001 through 2017 and interest rates ranging from 5.50% to 6.95%. All of the amortizing loans were paid off during 1999.

Scheduled principal payments on long-term debt in each of the five years subsequent to December 31, 1999, are as follows:

(Expressed in thousands)
                          2000                $     0
                          2001                      0
                          2002                      0
                          2003                      0
                          2004                      0
                          Thereafter           20,000

10. Income Tax

The components of income taxes are as follows:

(Expressed in thousands)                1999             1998            1997
                                     -------------------------------------------
Current payable (refundable)          $  (886)         $(2,269)        $ 1,710
Deferred                               (5,668)              83            (289)
Change in valuation allowance           1,000               --              --
                                     -------------------------------------------
   Income tax (benefit)               $(5,554)         $(2,186)        $ 1,421
                                     ===========================================

The following temporary differences gave rise to the deferred tax asset at December 31, 1999 and 1998:

(Expressed in thousands)                              1999               1998
                                                    ---------------------------
Deferred tax assets:
  Allowance for loan losses                         $  1,792           $  1,020
  Interest on non-accrual loans                          511                 18
  Deferred compensation liability
   for future employees' benefits                        323                295
  Intangible assets                                      422                342
  Unrealized losses on investments                     2,887                619
  Other deferred tax asset                                97                 15
  Net operating loss carryforward                      3,179                 --
  Tax credit carryforwards                             1,263                148
                                                    ---------------------------
   Total deferred tax assets                          10,474              2,457
Valuation allowance                                   (1,000)                --
                                                    ---------------------------
   Total deferred tax assets,
    net of valuation allowance                         9,474              2,457
                                                    ---------------------------
Deferred tax liabilities:
  Federal Home Loan Bank stock dividends                (471)              (347)
  Other deferred tax liabilities                        (180)              (223)
                                                    ---------------------------
   Total deferred tax liabilities                       (651)              (570)
                                                    ---------------------------
    Net deferred tax asset                          $  8,823           $  1,887
                                                    ===========================

Belmont Bancorp. and Subsidiaries

Notes to the Consolidated Financial Statements
For the Years Ended December 31, 1999, 1998 and 1997                      [LOGO]
================================================================================

10. Income Tax (continued)

A reconciliation between the amount of reported income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

                                           1999                   1998                 1997
                                    ---------------------------------------------------------------
(Expressed in thousands)             Amount     Percent     Amount     Percent    Amount    Percent
                                    ---------------------------------------------------------------
Tax at statutory rate               $(5,639)     (34.0)    $(1,396)     (34.0)    $ 2,504      34.0
Tax exempt interest
   on investments
   and loans                           (794)     (4.8)        (450)     (11.0)       (482)     (6.5)
Tax credits                            (169)     (1.0)         (74)     (1.8)        (482)     (6.5)
Earnings on life
  insurance policies                    (24)       --          (93)     (2.3)         (43)     (0.7)
Others - net                             72        --         (173)     (4.1)         (76)     (1.0)
Change in valuation
  allowance                           1,000       6.3           --        --           --        --
                                    ---------------------------------------------------------------
   Actual tax expense (benefit)     $(5,554)     (33.5)    $(2,186)     (53.2)    $ 1,421      19.3
                                    ===============================================================

During 1998 and 1999, the Company generated taxable losses aggregating approximately $22,063,000 which were carried back to prior years. The taxable income in all open taxable years has been eliminated and the remaining net operating loss of approximately $9,349,000 is being carried forward. The carryforward expires in 2019. The Company also has a low income housing credit carryforward of $753,000 and an alternative minimum tax carryforward of $509,000. The low income housing credit expires $485,000 in 2017, $99,000 in 2018 and $169,000 in 2019. The alternative minimum tax credit can be carried forward indefinitely. A valuation allowance has been established reducing the Company's deferred tax asset to reflect management's estimate of that portion of the asset that may not be realized.

Tax expense (benefit) related to securities gains and losses were $(303,000), $476,000 and $272,000 for 1999, 1998 and 1997.

11. Employee Benefit Plans

The Company has a profit-sharing retirement plan which includes all full-time employees who have reached the age of twenty-one and have completed at least one year of service. Each participant can elect to contribute to the plan an amount not to exceed 10% of their salary. The plan provides for an employer matching contribution on the first 4% of the participant's elective contribution. In addition to the matching contribution, the plan provides for a discretionary contribution to be determined by the Bank's Board of Directors.

Total profit-sharing expense for 1999, 1998, and 1997 was $55,000, $295,000, and $277,000, respectively.

In addition to providing the profit-sharing plan, the Company sponsors two defined benefit post-retirement plans that cover both salaried and nonsalaried employees. Employees must be fifty-five years old and have ten years of service to qualify for both plans. One plan provides medical and dental benefits, and the other provides life insurance benefits. The post-retirement health care plan is contributory, with retiree contributions adjusted annually; the life insurance plan is noncontributory. The expense, liability, and contributions under the plans are not material in any period presented.

12. Leases

The subsidiary bank utilized certain bank premises and equipment under long-term leases expiring at various dates. In certain cases, these leases contain renewal options and generally provide that the Company will pay for insurance, taxes and maintenance.

As of December 31, 1999, the future minimum rental payments required under noncancelable operating leases with initial terms in excess of one year are as follows:

                                  (Expressed in thousands)
                                      Operating Leases
                                      ----------------
   Year ending December 31,
     2000                                $120
     2001                                 123
     2002                                 124
     2003                                 121
     2004                                  70
   Thereafter                              94
                                         ----
      Total minimum lease payments       $652
                                         ====

Rental expense under operating leases approximated $139,000 in 1999, $139,000 in 1998, and $132,000 in 1997.

13. Related Party Transactions

Certain directors and executive officers and their associates were customers of, and had other transactions with, the subsidiary bank in the ordinary course of business in 1999 and 1998. In management's opinion, all loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others and did not involve more than the normal risk of collectibility or present other unfavorable features.

The following is an analysis of loan activity to directors, executive officers, and their associates:

(Expressed in thousands)                    1999        1998
                                         --------------------
Balance previously reported              $ 6,235      $ 6,906
New loans during the year                    877          474
                                         --------------------
   Total                                   7,112        7,380
Less repayments during the year           (1,575)      (1,145)
Effect of changes in related parties         (78)          --
                                         --------------------
Balance, December 31                     $ 5,459      $ 6,235
                                         ====================

Belmont Bancorp. and Subsidiaries

Notes to the Consolidated Financial Statements
For the Years Ended December 31, 1999, 1998 and 1997                      [LOGO]
================================================================================

14. Commitments and Contingencies

The subsidiary bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The following represents financial instruments whose contract amounts represent credit risk at December 31:

                                          Contract Amount
                                        -------------------
(Expressed in thousands)                  1999        1998
                                        -------------------
     Commitments to extend credit       $16,444     $30,297
     Standby letters of credit              686       2,414

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counter party. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. Of the standby letters of credit, $332,000 expire in 2000, while the remaining $354,000 expire in various years through 2027. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

15. Concentrations of Credit Risk

The subsidiary bank extends commercial, consumer, and real estate loans to customers primarily located in Belmont, Harrison, Jefferson, and Tuscarawas Counties in Ohio and Ohio and Marshall Counties in West Virginia. While the loan portfolios are diversified, the ability of the borrowers to meet their contractual obligations partially depends upon the general economic condition of Southeastern Ohio and the Northern Panhandle of West Virginia.

The subsidiary bank measures concentration of credit based on categorizing loans by the Standard Industry Classification codes. Loans and commitments equal to or exceeding 25% of Tier 1 capital are considered concentrations of credit. At December 31, 1999, the bank had concentrations of credit in the following industries:

(Expressed in thousands)
                                      Loan balance and        Percent of
Industry                              available credit      Tier 1 Capital
--------------------------------------------------------------------------
Amusement industry                         $14,551              159.6%
Commercial apartments and rentals            6,582               72.2%
Commercial office
   buildings and rentals                     5,466               60.0%
Contracting-general building                 5,324               58.4%
Contractors-commercial construction          4,908               53.8%
Services-hotel/motel                         4,448               48.8%
Miscellaneous fabricated
   metal products                            3,695               40.5%
Services-physicians                          3,422               37.5%
Bituminous coal mining                       3,419               37.5%
Services-car washes                          3,200               35.1%
Tire recycling                               2,480               27.2%
Retailers-fast food                          2,396               26.3%

16. Limitations on Dividends

The approval of the Comptroller of the Currency is required to pay dividends if the total of all dividends declared by a national bank in any calendar year exceeds the total of its retained net profits for the current year plus the two preceding years. Under this formula, the bank cannot declare dividends in 2000 without approval of the Comptroller of the Currency. The subsidiary bank is the primary source of funds to pay dividends to the shareholders of Belmont Bancorp. As discussed later, the Company is prohibited from paying dividends without regulatory approval.

Belmont Bancorp. and Subsidiaries

Notes to the Consolidated Financial Statements
For the Years Ended December 31, 1999, 1998 and 1997                      [LOGO]
================================================================================

17. Other Operating Expenses

Other operating expenses include the following:

(Expressed in thousands)             1999       1998       1997
                                    ----------------------------
Taxes other than payroll
  and real estate                   $  254     $  496     $  426
Supplies and printing                  233        299        280
Insurance, including
  federal deposit insurance            169        127        125
Amortization of intangibles            439        196        415
Legal fees                           1,671         52         63
Consulting expense                   1,442        111         77
Examinations and audits                385        213        216
Prepayment penalties on Federal
   Home Loan Bank advances             342         --         --
Legal settlements                      295         --         --
Other (individually less than
  1% of total  income)               1,797      1,612      1,452
                                    ----------------------------
Total                               $7,027     $3,106     $3,054
                                    ============================

18. Restrictions on Cash

The subsidiary bank is required to maintain a reserve balance with the Federal Reserve Bank. The amounts of the reserve balance at December 31, 1999 and 1998, were $3,290,000 and $4,443,000, respectively.

19. Cash Flows Information

The Company's policy is to include cash on hand and amounts due from banks in the definition of cash and cash equivalents.

Cash  payments  for  interest  in  1999,   1998,  and  1997  were   $15,758,000,
$16,316,000, and $13,937,000, respectively. Cash payments for income taxes for 1999, 1998, and 1997, were $383,000, $2,168,000, and $2,074,000, respectively.

20. Regulatory Matters

The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's and Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company's and Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk, weighting, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).

Under the Federal Deposit Insurance Corporation (FDIC) Improvement Act of 1991, the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements. An institution that fails to meet the minimum level to be considered adequately capitalized (an "undercapitalized institution") may be:
(i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. In addition, the federal banking regulators may impose discretionary actions including, but not limited to, requiring recapitalization, restricting transactions with affiliates, restricting asset growth and interest rates paid, and divestiture of the insured institution by any company having control of the institution.

The capital restoration plan required in item (ii) above must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan.

The capital ratios for the Bank and the regulatory framework for adequately capitalized and well capitalized institutions are depicted as set forth in the following table:

                                                                     To Be Adequately
                                                                     Capitalized Under
                                                     For Capital     Prompt Corrective
                                    Actual        Adequacy Purposes  Action Provisions
                                ------------------------------------------------------
(Expressed in thousands)        Amount   Ratio      Amount  Ratio      Amount  Ratio
                                ------------------------------------------------------
As of December 31, 1999:
  Total risk based capital
    to risk weighted assets:
      Consolidated              $14,090   6.9%     $16,428   8.0%     $16,428   8.0%
      Bank                       11,738   5.8%      16,220   8.0%      16,220   8.0%
  Tier I capital
    to risk weighted assets:
      Consolidated               11,435   5.6%       8,214   4.0%       8,214   4.0%
      Bank                        9,115   4.5%       8,110   4.0%       8,110   4.0%
  Tier I capital
    to average assets:
      Consolidated               11,435   3.5%      13,118   4.0%      13,118   4.0%
      Bank                        9,115   2.8%      13,012   4.0%      13,012   4.0%

Belmont Bancorp. and Subsidiaries

Notes to the Consolidated Financial Statements
For the Years Ended December 31, 1999, 1998 and 1997                      [LOGO]
================================================================================

20. Regulatory Matters (continued)

                                                                         To Be Well
                                                                     Capitalized Under
                                                     For Capital     Prompt Corrective
                                    Actual        Adequacy Purposes  Action Provisions
                                ------------------------------------------------------
(Expressed in thousands)        Amount   Ratio      Amount  Ratio      Amount  Ratio
                                ------------------------------------------------------
As of December 31, 1998:
  Total risk based capital
    to risk weighted assets:
      Consolidated               29,624  10.8%      21,961   8.0%      27,451  10.0%
      Bank                       27,246  10.0%      21,827   8.0%      27,284  10.0%
  Tier I capital
    to risk weighted assets:
      Consolidated               26,167   9.5%      10,981   4.0%      16,471   6.0%
      Bank                       23,810   8.7%      10,913   4.0%      16,370   6.0%
  Tier I capital
    to average assets:
      Consolidated               26,167   5.9%      17,776   4.0%      22,220   5.0%
      Bank                       23,810   5.4%      17,671   4.0%      22,088   5.0%

Consent Order: In August, 1999, the Bank received the written report of an examination of the Bank by the OCC, the Bank's principal federal regulatory agency. At the same time, the Bank entered into a consent order with the OCC relating to the results of the examination, which contains certain required actions and certain restrictions.

The consent order requires the bank to formulate new plans, policies, procedures and programs relating to long-term strategy, organizational structure, management, loans, loan loss reserves, overdrafts, loan interest accrual and non-accrual loans, loan diversification, internal audit and periodic loan review by certain dates and then to implement and follow those plans, policies, and procedures and programs. The Bank is also required to review and evaluate certain groups of loans and correct deficiencies, and going forward to properly document commercial extensions of credit and comply with law and regulations relating to lending.

In addition, the consent order mandates that the Bank must achieve a 6% Tier 1 leverage ratio by March 31, 2000 and thereafter maintain it. Management intends to take all appropriate steps to meet the minimum capital requirement, but was unable to do so by March 31, 2000. The Company intends to continue the ancillary offering upon the filing and effectiveness of a post-effective amendment to the registration statement.

Under the terms of the consent order, the board of directors of the Bank is responsible for the proper and sound management of the Bank, must appoint a compliance committee from among their independent members, and report monthly to the OCC on progress in complying with the consent order. The board has appointed a compliance committee and has filed its monthly reports with the OCC.

Federal Reserve Bank Agreement: In August 1999, the board of directors also entered into an agreement with the Federal Reserve Bank of Cleveland, under authority given it by the Board of Governors of the Federal Reserve System, the federal regulatory agency for the Company. As with the consent agreement of the OCC, the Federal Reserve agreement necessitates certain actions and restrictions.

Without prior Federal Reserve approval, the agreement prohibits the Company from paying dividends, incurring debt, redeeming stock, receiving dividends from the Bank, imposing charges on the Bank, and engaging in any transaction with the bank in violation of federal law. To date, the Company has taken, and intends to continue to take, all appropriate steps to comply with the Federal Reserve requirements.

Subsequent Notification: Under prompt correction action, a "significantly undercapitalized" institution is subject to at least one of the following regulatory actions, including, but not limited to, demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, limitations on asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution could also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval.

In February 2000, the Bank was notified by the OCC that its capital category at December 31, 1999 under prompt corrective action was significantly undercapitalized. The Bank was required to prepare a capital restoration plan to be submitted to the OCC, Federal Reserve and the FDIC for approval.

As part of the prompt corrective action notification, the holding company executed a capital restoration plan guaranty agreement. The holding company has unconditionally guaranteed the Bank's compliance with the capital restoration until such further notification. The holding company, among other guarantees, agrees to take any actions necessary to enable the Bank to follow the capital restoration plan's requirements and ensure competent management at the Bank. Further, the holding company may be required to pay amounts to the Bank if the Bank is notified by the OCC of failure to comply with the capital restoration plan. The holding company's total payment is limited to five percent of the Bank's total assets at the time of OCC notification. In addition, a security interest has been executed which pledges all of the assets of the holding company.

The OCC has notified the Bank that it cannot pay dividends to shareholders or pay management fees to the holding company. Asset growth is restricted so that average assets measured for a quarter may not increase. Expansion of activities is generally prohibited unless approved. In addition, bonuses and raises to senior executive officers are prohibited without prior approval. The Bank may not accept new brokered deposits. Further, interest rates on deposits may not exceed the prevailing rates in the local region. The OCC is also required to impose at least one additional supervisory action. The Bank will be notified by the OCC when it has determined which such action will be taken. As of April 13, 2000, the Bank has not received any further notification. At April 13, the unaudited ratio is estimated to be 4.3% including the proceeds from the securities offering. While this does not meet the required level of 6% under the consent order, the ratio does exceed the 4% adequately capitalized requirement under regulatory Prompt Corrective Action (if determined independently of the consent order).

Belmont Bancorp. and Subsidiaries

Notes to the Consolidated Financial Statements
For the Years Ended December 31, 1999, 1998 and 1997                      [LOGO]
================================================================================

20. Regulatory Matters (continued)

Management believes that the capital restoration plan complies with the above restrictions and prohibitions, while working to increase capital ratios.

Potential Further Action: Federal banking regulators may also impose the sanctions applicable to significantly undercapitalized institutions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective action provisions. Hence, the achievement of capital at the undercapitalized versus significantly undercapitalized level will not assure that the possible actions above will no longer be available to the regulatory agencies.

If an institution's ratio of tangible capital to total assets falls below a "critical capital level" (i.e. a leverage ratio of less than 2%), the institution will be subject to conservatorship or receivership within 90 days unless periodic determinations are made by the federal regulatory agencies that forbearance from such action would better protect the deposit insurance fund. Further, a critically undercapitalized institution must also be placed in receivership if it remains critically undercapitalized on average during the calendar quarter beginning 270 days after the date it became critically undercapitalized unless certain conditions are met and such extension is agreed to by the FDIC. The Bank's leverage ratio at December 31, 1999 was 2.8%. At March 31, 2000, the same ratio (unaudited) was 3.1%.

Management's Plan: Management's capital restoration plan submitted to the regulators outlines several courses of action to increase capital ratios to an acceptable level, including raising additional capital. As described more fully in Note 3, the Company has an open securities registration which includes both a shareholder rights offering and an ancillary offering. On April 13, 2000, the Board of Directors approved a motion, effective April 14, 2000, to accept the subscriptions received to date under both offerings and to close the shareholder rights offering. As a result, approximately 1.9 million new common shares will be issued for an aggregate offering price of approximately $3.8 million. This amount, less offering costs of approximately $200,000, will be contributed by the Company to its banking subsidiary as additional paid-in capital. On April 13, 2000, the Board adopted a resolution authorizing and directing that the Series A Preferred Stock be converted into Common Stock. Upon conversion, 825,000 shares of the Common Stock will be issued for the Series A Preferred Stock. The Company intends to continue the ancillary offering upon the filing and effectiveness of a post-effective amendment to its registration statement. The Board plans to use such other means as outlined in the revised capital restoration plan approved by the Board and submitted to its regulators on March 30, 2000 to meet the capital requirements of the OCC's consent order or such other level of capital approved or required by the OCC. Other alternatives cited in the capital restoration plan include downsizing, or sale of assets or liabilities. The estimated impacts of the alternatives would result in either a neutral impact or a modest gain to the Bank.

21. Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlements of the instruments. Statement 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. The fair value of off-balance sheet instruments is not considered material. In addition, the value of long-term relationships with depositors and other customers is not reflected. The value of these items is significant. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used in estimating fair values of financial instruments as disclosed herein:

Cash and Cash Equivalents: For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities: For debt securities, derivative instruments and marketable equity securities, fair values are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans: For certain homogeneous categories of loans, such as some residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of impaired loans was estimated at book value, net of related reserves.

Cash Surrender Value: The fair value of the Company's investment in life insurance assets is the amount that would be received if the policies were redeemed at year-end.

Deposit Liabilities: The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Short-Term Borrowings: These liabilities represent primarily overnight borrowings and debt maturing within ninety days of issuance with interest rates adjusted daily or weekly. Accordingly, the carrying amount is a reasonable estimate of fair value.

Belmont Bancorp. and Subsidiaries

Notes to the Consolidated Financial Statements
For the Years Ended December 31, 1999, 1998 and 1997                      [LOGO]
================================================================================

21.    Fair Value of Financial Instruments (continued)

Long-Term Borrowings: The fair values of long-term borrowings are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

The estimated fair values of the Company's financial instruments are as follows:

                                          1999                   1998
                                  ----------------------------------------------
                                  Carrying   Estimated    Carrying   Estimated
(Expressed in thousands)           Amount    Fair Value    Amount    Fair Value
                                  ----------------------------------------------
Financial assets:
Cash due from banks               $ 15,439    $ 15,439    $  9,439    $  9,439
Federal funds sold                   2,025       2,025          --          --
Trading securities                      --          --       2,281       2,281
Securities available for sale      110,692     110,692     184,995     184,995
Securities held to maturity             --          --      12,516      12,814
Loans, net                         157,277     157,004     202,711     215,559
Cash surrender value
  of life insurance                  4,196       4,196       5,635       5,675
Accrued interest receivable          1,751       1,751       2,731       2,731
Financial liabilities:
Deposits                           255,432     257,184     304,351     307,079
Repurchase agreements                6,093       6,096       6,239       6,239
Accrued interest payable               747         747         896         896
Short-term borrowings               19,740      19,740       3,950       3,950
Long-term borrowings                20,000      19,445      91,401      93,975

22. Condensed Parent Company Financial Statements

Presented below are the condensed balance sheets, statements of income, and statements of cash flows for Belmont Bancorp.

Balance Sheets
(Expressed in thousands)
                                                                 December 31,
                                                               1999       1998
                                                             -------------------
Assets
  Cash                                                       $ 1,141     $   307
  Investment in subsidiaries
   (at equity in net assets)                                   8,950      23,366
  Equity securities                                              473         513
  Advances to subsidiaries                                       271       1,006
  Prepaid expenses                                               509         155
  Other assets                                                   762         660
                                                             -------------------
    Total assets                                             $12,106     $26,007
                                                             ===================
Liabilities
  Payable to subsidiary                                      $   348     $   149
  Deferred compensation                                          527         494
                                                             -------------------
    Total liabilities                                            875         643
Shareholders' Equity                                          11,231      25,364
                                                             -------------------
    Total liabilities and shareholder's equity               $12,106     $26,007
                                                             ===================

Statements of Income
                                                       1999          1998         1997
                                                     ------------------------------------
Operating income
  Dividends from subsidiaries                        $    628      $  3,921      $  2,207
  Gain on sale of securities                               --            --           126
  Other income                                             51           108            27
                                                     ------------------------------------
   Total income                                           679         4,029         2,360
Operating expenses                                         79           143           113
                                                     ------------------------------------
   Income before income tax
    and equity in undistributed
     income of subsidiaries                               600         3,886         2,247
Income tax (benefit)                                      (57)          (41)           12
Equity in undistributed income (loss)
  of subsidiaries                                     (11,688)       (5,846)        3,710
                                                     ------------------------------------
   Net income (loss)                                 $(11,031)     $ (1,919)     $  5,945
                                                     ====================================

Statements of Cash Flows

                                                         1999          1998          1997
                                                     ------------------------------------
Operating activities
  Net income (loss)                                  $(11,031)     $ (1,919)     $  5,945
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Gain on sale of securities                             --            --          (126)
  Undistributed (earnings) loss of affiliates          11,688         5,846        (3,710)
    Changes in operating assets and liabilities:
     Prepaid expenses                                    (354)           92          (242)
     Accrued expenses and dividends                        33            94           121
     Other                                                (88)          (95)         (143)
                                                     ------------------------------------
      Cash from operating activities                      248         4,018         1,845
                                                     ------------------------------------
Investing activities
  Proceeds from sale of securities                         --            --           180
  Payments from subsidiaries                            1,083            --            --
  Payments to subsidiaries                               (149)         (274)         (154)
  Additional investment in subsidiary                  (1,650)           --            --
  Investment purchases                                     --          (446)           --
                                                     ------------------------------------
      Cash from investing activities                     (716)         (720)           26
                                                     ------------------------------------
Financing activities
  Issuance of preferred stock                           1,650            --            --
  Cash paid for fractional shares                          --            --            (7)
  Purchase of treasury stock                               --        (1,308)         (123)
  Issuance of treasury stock                              280           112            --
  Dividends                                              (628)       (2,022)       (1,615)
                                                     ------------------------------------
      Cash from financing activities                    1,302        (3,218)       (1,745)
                                                     ------------------------------------

Increase (decrease) in cash & cash equivalents            834            80           126
Cash and cash equivalents at beginning of year            307           227           101
                                                     ------------------------------------
Cash and cash equivalents at end of year             $  1,141      $    307      $    227
                                                     ====================================

Belmont Bancorp. and Subsidiaries

Notes to the Consolidated Financial Statements
For the Years Ended December 31, 1999, 1998 and 1997                      [LOGO]
================================================================================

23. Comprehensive Income

The components of other comprehensive income were as follows:

(Expressed in thousands)                        1999         1998         1997
                                              ---------------------------------
Unrealized holding gains/losses
  arising during the period                   $(7,776)     $  (780)     $ 1,355
Adoption of SFAS No. 133                          224           --           --
Reclassification adjustment                       880       (1,338)        (799)
                                              ---------------------------------
    Net gains/losses
     arising during the period                 (6,672)      (2,118)         556
Tax effect                                      2,268          720         (189)
                                              ---------------------------------
Other comprehensive income (loss)             $(4,404)     $(1,398)     $   367
                                              =================================

24. Litigation

The Company and its subsidiaries have been named as defendants in legal actions. Management believes, based on the advice of counsel, that no accrual for loss is necessary.

The Company is a defendant in a suit for damages brought in the Court of Common Pleas for Belmont County, Ohio in April 1999 by George Michael Riley and others against the Bank and certain former officers, among others, alleging torts to have occurred in connection with the Bank's denial of a loan to a third party to finance the sale of a business owned by plaintiffs. In another case filed in the same Court in May 1999, Charles J. and Rebecca McKeegan, the beneficial owners of the potential purchaser of the business in the same transaction claim damages in excess of $500,000 based upon alleged tortious conduct as to them by defendants. In both cases it is claimed that a former loan officer of the Bank later purchased the business at a lower price with financial assistance from the Bank's former chief operating officer. Based on the advice of counsel, the Company believes its exposure to liability, if any, is minimal in each case.

In August 1999, the Company's directors unanimously approved and entered into a consent order with the Office of the Comptroller of the Currency and entered into a written agreement with the Federal Reserve Bank of Cleveland under which the Company and the Bank agreed to meet specified conditions relating to its future operations and capital requirements. The consent order requires the Bank to, among other things, formulate new plans, policies, procedures and programs relating to long-term strategy, organizational structure, management, loans, loan loss reserves, overdrafts, loan interest accrual and non-accrual loans, loan diversification, internal audit and periodic loan review by certain dates. The consent order further required that the Bank retain the services of a qualified independent certified public accounting firm acceptable to the Comptroller of the Currency, which it has done by engaging Crowe Chizek and Company LLP as it independent auditors.

In August 1999, the Company also entered into an agreement with the Federal Reserve Bank of Cleveland, under authority given it by the Board of Governors of the Federal Reserve System, the federal regulatory agency for Belmont. As with the consent order of the Comptroller of the Currency, the Federal Reserve Bank agreement necessitates certain actions and restrictions. Without prior Federal Reserve Bank approval, the agreement prohibits the Company from paying dividends, incurring debt, redeeming stock, receiving dividends from the Bank, imposing charges on the Bank, and engaging in any transaction with the Bank in violation of federal law. The Company is required to report quarterly on progress in complying with the Federal Reserve Bank agreement.

In August 1999, the Bank was named as a defendant in a lawsuit filed in the Belmont County Common Pleas Court by Joseph C. Heinlein, Jr. against his former secretary, the Bank, other financial institutions and individuals with whom the secretary did business. The complaint alleges that the secretary embezzled funds from the plaintiff's account over a period of several years by forging his signature to checks and alleges negligence on the part of the Bank for honoring such checks. Damages are sought in the amount of $739,000. The Bank believes that it has valid defenses against the claim and intends to defend it vigorously. In addition, the Company believes that any liability on the Bank's part would be covered under its insurance policy. However, the insurance carrier, Progressive Casualty Insurance Company, has filed a declaratory judgment and interpleader action raising issues of coverage and indemnification on this claim, as more fully discussed below.

The Company filed suit in the Court of Common Pleas of Tuscarawas County, Ohio, alleging that it had been the victim of an "elaborate fraud" that has resulted in more than $15 million in losses to the Bank. Following an extensive internal review of its loan portfolio, the Bank filed claims against Steven D. Schwartz, President of Schwartz Homes, Inc., the now-closed New Philadelphia retailer of manufactured homes. At the same time, the Bank filed claims against three additional people: Linda Reese, Schwartz Homes' Chief Financial Officer; William Wallace, the Bank's former Executive Vice-President and Chief Operating Officer; and Christine Wallace, his wife. In addition, as more fully discussed below, because of Mr. Wallace's alleged conduct as a bank officer and director, the Bank is seeking to recover from its indemnity bond insurance carrier,
Progressive Casualty Insurance Company, the full amount of its bond. The Wallaces have filed counterclaims in an indeterminate amount upon various bases, including invasion of privacy, defamation and failure to distribute moneys allegedly due them under a deferred and certain other compensation plans. Steven Schwartz also requested leave to file counterclaims. The Company intends to vigorously prosecute its case and defend against these claims.

Belmont Bancorp. and Subsidiaries

Notes to the Consolidated Financial Statements
For the Years Ended December 31, 1999, 1998 and 1997                      [LOGO]
================================================================================

24.  Litigation (continued)

In October 1999, James John Fleagane, a shareholder of the Company, filed an action against the Company, the Bank and certain of the Company's and the Bank's current and former officers and directors in the Circuit Court of Ohio County, West Virginia. The plaintiff alleges, among other things, that the Bank and its directors and officers negligently transacted and administered various loans with respect to Schwartz Homes, Inc. and customers of Schwartz. The plaintiff seeks damages for the loss in value of his stock and other compensatory and punitive damages in an unspecified amount and requests class action certification for the common shareholders of the Company. The Company intends to vigorously defend this action.

Progressive Casualty Insurance Company sold to the Company a directors and officers liability policy providing for $3 million of coverage and a separate financial institution fidelity bond in the face amount of $4.75 million. In May 1999, the Company filed a claim under the fidelity bond policy to recover the losses incurred in connection with the Schwartz Homes loan relationship. The Company has also claimed coverage under the directors and officers liability policy.

Progressive declined to honor these claims and, in December 1999, filed an action in the United States District Court for the Southern District of Ohio, Eastern Division asking the court to issue a declaratory judgment declaring that Progressive is not liable under either the directors and officers liability policy or the fidelity bond policy. Alternatively, Progressive has asked the court, if it finds Progressive to be liable under these policies, to determine whether the Bank or other parties who have sued the Bank in separate actions (including the Heinlein matter discussed above) are entitled to the insurance proceeds. Progressive has deposited with the court bonds in the aggregate amount of $7.75 million to satisfy any liabilities it might have with respect to the pending claims. The Company intends to vigorously seek recoveries under the insurance policies sold to the Company by Progressive.

The Company is a defendant in litigation brought in October 1999 by Beall Homes, Inc., John B. Beall, and Peggy F. Beall in the Court of Common Pleas, Belmont County, Ohio. Plaintiffs seek a declaratory judgment that certain warrants of attorney which appear on promissory notes evidencing loans between the Bank and Beall Homes, Inc. (and guaranteed by John B. Beall and Peggy F. Beall) are invalid. Plaintiffs assert claims of breach of a duty of good faith in connection with the Bank's grant of three loans to Beall Homes, fraud and breach of fiduciary duty allegedly through floor plan financing, dominating and controlling plaintiff's business, wrongful set-off and conversion of the Beall Homes account, wrongful dishonor of certain customer checks of plaintiff, wrongful set-off and conversion of the mortgage account of John B. Beall, and intentional infliction of emotional distress. Plaintiffs seek compensatory and punitive damages in an amount in excess of $25,000 and a declaration that they are not in default of any of their loans, that the warrants of attorney are invalid, that the Bank is required to provide plaintiffs with an accounting of the manner in which payments made by plaintiffs have been applied by the Bank, and other relief. The Bank has filed a counterclaim for monetary damages and has filed a petition for involuntary bankruptcy against Beall Homes. The Company intends to vigorously defend this action and prosecute its own claims.

In January 2000, Eric Cenkner and other persons who purchased or sought to purchase homes through the Schwartz Homes homebuilder loan program filed a class action lawsuit against the Bank and its former chief operating officer, William Wallace, in the United States District Court for the Northern District of Ohio. The named plaintiffs are purporting to act on behalf of persons who purchased or sought to purchase homes through the Schwartz homebuilder loan program. The complaint alleges that the class members have been harmed by the participation of the Bank and Mr. Wallace in the Schwartz Homes homebuilder loan program. The suit seeks damages due to alleged violations of federal and state RICO statutes and federal usury laws, breaches of contract and fiduciary duties, concealment and nondisclosure. In the complaint, the plaintiffs based their factual allegations on the Bank's own factual allegations in the separate case brought by the Bank in the Court of Common Pleas of Tuscarawas County, Ohio against Mr. Wallace and Steven Schwartz, the president of Schwartz Homes, as described above. In April 2000, following discussions among the parties and the Company's payment to the named plaintiffs of nominal consideration to cover certain of their expenses, the plaintiffs filed a motion to dismiss the case. The Company does not believe that the named plaintiffs will reinstitute this action following dismissal.

In September 1999, the Bank filed a lawsuit against Otterbacher Manufacturing, Inc. ("Manufacturing") and Gary and Karen Otterbacher regarding default by Manufacturing on a loan guaranteed by the Otterbachers in the amount of $2.1 million. The Otterbachers filed a counterclaim against the Bank for lender liability claims relating to the Bank's declaration of default by Manufacturing and the Bank's refusal to extend additional or renew existing credit to Manufacturing. The Bank intends to vigorously defend this action and prosecute its own claims.

Belmont Bancorp. and Subsidiaries

Management's Report

================================================================================

Management of Belmont Bancorp. is responsible for the accurate and objective preparation of the consolidated financial statements and the estimates and judgements upon which certain financial statements are based. Management is also responsible for preparing the other financial information included in this annual report. In our opinion, the financial statements on the preceding pages have been prepared in conformity with generally accepted accounting principles and other financial information in this annual report is consistent with the financial statements.

Management is also  responsible  for  establishing  and  maintaining an adequate internal control system which encompasses policies, procedures and controls directly related to, and designed to provide reasonable assurance as to the integrity and reliability of the financial reporting process and the financial statements generated therefrom. The concept of reasonable assurance is based on the recognition that there are inherent limitations in all systems of internal control, and that the cost of such systems should not exceed the benefits to be derived therefrom. The systems and controls and compliance therewith are reviewed by an extensive program of internal audits and by our independent auditors. Their activities are coordinated to obtain maximum audit coverage with a minimum of duplicate effort and cost. Management believes the system of
internal  control   effectively  meets  its  objectives  of  reliable  financial reporting.

The Board of Directors pursues its responsibility for the quality of the Company's financial reporting primarily through its Audit Committee which is comprised solely of outside directors. The Audit Committee meets regularly with management, personnel responsible for the contract internal audit function, and the independent auditors to ensure that each is meeting its responsibilities and to discuss matters concerning internal controls, accounting and financial reporting. The above parties have full and free access to the Audit Committee.


/s/ W. Quay Mull, II                /s/ Wilbur R. Roat

W. Quay Mull, II                    Wilbur R. Roat
Chairman                            President and
Belmont Bancorp.                    Chief Executive Officer
Belmont National Bank               Belmont Bancorp.
                                    Belmont National Bank


/s/ Jane R. Marsh

Jane R. Marsh
Secretary, Belmont Bancorp.
Senior Vice President
Controller and Cashier
Belmont National Bank

Independent Auditor's Report
                                                                          [LOGO]
================================================================================

To the Shareholders and Board of Directors of Belmont Bancorp.

We have audited the accompanying consolidated balance sheet of Belmont Bancorp. and subsidiaries as of December 31, 1999, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Belmont Bancorp. and subsidiaries as of December 31, 1998 and for the two years then ended, were audited by other auditors whose report dated May 19, 1999, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Belmont Bancorp. and subsidiaries at December 31, 1999, and the results of its operations and its cash flows, for the year then ended in conformity with generally accepted accounting principles.

As described in Note 1, the Company changed its method of accounting for derivative instruments and hedging activities to comply with new accounting guidance.

As discussed in Note 20, the Company is subject to the terms of an agreement with regulators to increase capital.


Crowe, Chizek and Company LLP

Columbus, Ohio
March 2, 2000, Except for Notes 2, 3, 20, and 24 which date is
 April 13, 2000.

Opinion of Independent Certified Public Accountants
Board of Directors
Belmont Bancorp.
St. Clairsville, Ohio

We have audited the accompanying consolidated balance sheet of Belmont Bancorp. and subsidiaries as of December 31, 1998, and the related consolidated statements of income, changes in shareholders' equity, and cash flows, for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Belmont Bancorp. and subsidiaries at December 31, 1998, and the consolidated results of its operations, and cash flows, for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

s/S.R.Snodgrass A.C.
S.R. Snodgrass A.C.

Wheeling, West Virginia
May 19, 1999

                                  EXHIBIT INDEX

Exhibit
Number                                   Description

4.1      --         Charter (1)
4.2      --         Charter Amendment regarding Series A Preferred Stock (2)
4.3      --         Bylaws as currently in effect (1)
10.1     --         Letter Agreements with FiCap Strategic Partners, LLC (1)
10.2     --         Deferred Compensation Plan and Trust for J. Vincent Ciroli,
                    Jr., William Wallace and Jane R. Marsh (1)
10.3     --         Executive Incentive Cash Agreement for J. Vincent Ciroli,
                    Jr., William Wallace and Jane R. Marsh (1)
10.4     --         Executive Phantom Stock Agreement for J. Vincent Ciroli,
                    Jr., William Wallace and Jane R. Marsh (1)
10.5     --         Supplemental Retirement Plan for J. Vincent Ciroli, Jr.,
                    William Wallace and Jane R. Marsh (1)
10.6     --         Employment Agreement dated December 15, 1999 between Wilbur
                    R. Roat, Belmont Bancorp. and Belmont National Bank (3)
23.1     --         Consent of Crowe Chizek and Company LLP (3)
23.2     --         Consent of S.R. Snodgrass A.C. (3)
27       --         Financial Data Schedule(3)


----------
(1) Filed as an exhibit to the Company's Registration Statement on Form S-2 filed with the Securities and Exchange Commission (Registration No. 333-91035) on November 16, 1999.

(2) Filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-2 filed with the Securities and Exchange Commission (Registration No. 333-91035) on January 12, 2000.

(3)  Filed herewith.