Form 10-Q
period 2000-03-31
BELMONT BANCORP
filed 2000-05-15
CIK 726294

                                 United States
                       Securities and Exchange Commision
                            Washington, D.C.  20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the quarterly period ended  March 31, 2000
                                --------------
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the transition period from                    to
                               ------------------    --------------------
Commission File Number:  0-12724

                                Belmont Bancorp.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Ohio                                                 34-1376776
-------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

325 Main St., Bridgeport, Ohio                       43912
-------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

                                 (740)-695-3323
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days.       X  Yes      No
                                              ----     ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.:

                         Common Stock, $0.25 par value,
                          8,101,403 shares outstanding
                               as of May 8, 2000

                                BELMONT BANCORP
                         Quarter Ending March 31, 2000


                                     INDEX

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Management's report on financial statements                                  3

Consolidated Balance Sheets - March 31, 2000 and
     December 31, 1999                                                       4

Consolidated Statements of Income-Three Months
     Ended March 31, 2000 and March 31, 1999                                 5

Consolidated Statement of Changes in Shareholders' Equity
     Three Months Ended March 31, 2000                                       7

Consolidated Condensed Statements of Cash Flows-Three Months
     Ended March 31, 2000 and March 31, 1999                                 8

Notes to the Consolidated Financial Statements                               9

Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                             10

Item 3. Quantitative and Qualitative Disclosure about Market Risk           20

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  20

Item 2.  Changes in Securities                                              20

Item 3.  Defaults upon Senior Securities                                    20

Item 4.  Submission of Matters to a Vote of Security Holders                20

Item 5.  Other Information                                                  20

Item 6.  Exhibits and Reports on Form 8-K                                   20

Signature page                                                              22

                        PART I - FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

                  MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS

     The following consolidated financial statements and related notes of Belmont Bancorp. (the "Company") and subsidiaries were prepared by management, which has the primary responsibility for the integrity of the financial information. The statements are prepared in conformity with generally accepted accounting principles appropriate in the circumstances, and include amounts that are based on management's best estimates and judgments. Financial information elsewhere in the quarterly report is prepared on a basis consistent with that in the financial statements.

     In meeting its responsibility for the accuracy of the financial statements, management relies on the Company's comprehensive system of internal accounting controls. This system is intended to provide reasonable assurance that assets are safeguarded and transactions are recorded to permit the preparation of appropriate financial information. The system of internal controls is characterized by an effective control oriented environment within the Company which is augmented by written policies and procedures, internal audits and the careful selection and training of qualified personnel.

     The functioning of the accounting system and related internal accounting controls is under the general oversight of the Audit Committee of the Board of Directors, which is comprised of seven outside directors. The accounting system and related controls are reviewed by a program of internal audits and by the Company's independent accountants. The Audit Committee meets regularly with the contract internal auditor and the independent public accountants to review the work of each and ensure that each group is properly discharging its responsibilities. In addition, the Committee reviews and approves the scope and timing of the internal and external audits and any findings with respect to the system of internal controls. Reports of examinations conducted by federal regulatory agencies are also reviewed by the Committee.


                             BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Belmont Bancorp and its subsidiaries, Belmont National Bank (the "Bank") and Belmont Financial Network.

                          Consolidated Balance Sheet
                 (Unaudited)  ($000s except per share amounts)

                                                                                 March 31,         December 31,
                                                                                   2000               1999
---------------------------------------------------------------------------------------------------------------
Assets

    Cash and due from banks                                                       $  9,561          $ 15,439
    Federal funds sold                                                                 755             2,025
    Loans held for sale                                                              1,786             1,845
    Securities available for sale at fair value                                    102,960           110,692
    Loans                                                                          148,220           165,134
    Less allowance for loan losses                                                  (6,369)           (9,702)
                                                                                ----------------------------
          Net loans                                                                141,851           155,432
    Premises and equipment, net                                                      7,150             7,263
    Deferred federal tax assets                                                      8,626             8,823
    Cash surrender value of life insurance                                           4,245             4,196
    Federal taxes receivable                                                         5,188             5,411
    Accrued income receivable                                                        1,716             1,751
    Other assets                                                                     3,547             2,890
                                                                                ----------------------------
          Total assets                                                            $287,385          $315,767
                                                                                ============================
Liabilities
    Non-interest bearing deposits:
           Demand                                                                 $ 24,821          $ 28,685
     Interest-bearing deposits:
           Demand                                                                   27,293            28,456
           Savings                                                                  69,530            77,403
           Time                                                                    111,932           120,888
                                                                                ----------------------------
           Total deposits                                                          233,576           255,432
      Securities sold under repurchase agreements                                    1,440             6,093
      Federal funds purchased and other short-term borrowings                       18,000            19,740
      Long term borrowings                                                          20,000            20,000
      Accrued interest on deposits and other borrowings                                708               747
      Other liabilities                                                              1,928             2,524
                                                                                ----------------------------
            Total liabilities                                                      275,652           304,536
                                                                                ----------------------------
Shareholders' Equity

       Preferred stock - authorized 90,000 shares with
       no par value; issued and outstanding, 16,500 shares
       of Series A convertible preferred stock                                       1,650             1,650
       Common stock  - $0.25 par value, 17,800,000 shares
       authorized; 5,288,326 issued)                                                 1,321             1,321
       Additional paid-in capital                                                    7,904             7,904
       Treasury stock at cost (51,792 shares)                                       (1,170)           (1,170)
       Retained earnings                                                             7,189             7,129
       Accumulated other comprehensive loss                                         (5,161)           (5,603)
                                                                                ----------------------------
          Total shareholders' equity                                                11,733            11,231
                                                                                ----------------------------
          Total liabilities and shareholders' equity                              $287,385          $315,767
                                                                                ============================

                       Consolidated Statement of Income
                 (Unaudited)  ($000s except per share amounts)

                                                                                       For the Three Months Ended March 31,
                                                                                             2000                   1999
---------------------------------------------------------------------------------------------------------------------------
Interest Income

    Loans:
        Taxable                                                                              $3,027               $  4,859
        Tax-exempt                                                                               69                     70
    Securities:
        Taxable                                                                               1,099                  1,977
        Tax-exempt                                                                              534                    385
     Dividends                                                                                   58                     88
     Interest on trading securities                                                               -                     52
     Interest on federal funds sold                                                              28                     37
                                                                                            ------------------------------
        Total interest income                                                                 4,815                  7,468
                                                                                            ------------------------------
Interest Expense

      Deposits                                                                                2,281                  2,892
      Other borrowings                                                                          550                  1,355
                                                                                            ------------------------------
         Total interest expense                                                               2,831                  4,247
                                                                                            ------------------------------
         Net interest income                                                                  1,984                  3,221
      Provision for loan losses                                                                 242                  5,735
                                                                                            ------------------------------
         Net interest income (loss) after provision
         for loan losses                                                                      1,742                 (2,514)
                                                                                            ------------------------------
Noninterest Income

      Trust fees                                                                                109                    128
      Service charges on deposits                                                               207                    187
      Other operating income                                                                    193                    203
      Trading gains (losses)                                                                      -                    (60)
      Investment securities gains (losses)                                                       (1)                    40
      Gain (loss) on sale of loans                                                               (7)                    22
                                                                                            ------------------------------
          Total noninterest income                                                              501                    520
                                                                                            ------------------------------
Noninterest Expense

      Salary and employee benefits                                                              981                  1,082
      Net occupancy expense of premises                                                         215                    251
      Equipment expenses                                                                        217                    229
      Other operating expenses                                                                1,072                    710
                                                                                            ------------------------------
          Total noninterest expense                                                           2,485                  2,272
                                                                                            ------------------------------
          Income (loss) before income taxes                                                    (242)                (4,266)
Income Taxes (Benefit)                                                                         (302)                (1,657)
                                                                                            ------------------------------
           Net income (loss)                                                                 $   60                ($2,609)
                                                                                            ==============================

                                                                                       For the Three Months Ended March 31,
                                                                                             2000                   1999
Per Common Share Data:

Basic weighted average shares outstanding                                                 5,236,534             5,232,060
Effect of dilutive securities:
  Convertible preferred stock                                                               825,000                     -
                                                                                       ----------------------------------
Dilutive potential common shares                                                          6,061,534             5.232.060
                                                                                       ----------------------------------
Net earnings per share:
        Basic                                                                            $     0.01                ($0.50)
        Diluted                                                                          $     0.01                ($0.50)

                Consolidated Statement of Shareholders' Equity
                   For the Three Months Ended March 31, 2000

                                                                                                                Accumulated
                                                                                                                   Other
                                                                                Additional                        Compre-   Compre-
                                                         Preferred   Common      Paid-in     Retained  Treasury   hensive   hensive
                                                           Stock      Stock      Capital     Earnings    Stock      Loss    Income
                                                       ----------------------------------------------------------------------------
Balance, December 31, 1999                                   $1,650    $1,321        $7,904    $7,129   ($1,170)  ($5,603)
   Net income                                                                                      60                          $ 60
   Other comprehensive income, net of tax
      Unrealized gain on securities net of
      reclassification adjustment                                                                                     442       442
                                                       ------------------------------------------------------------------
                                                             $1,650    $1,321        $7,904    $7,189   ($1,170)  ($5,161)
                                                       ==================================================================   -------
Comprehensive income                                                                                                           $502
                                                                                                                            =======

                Consolidated Condensed Statements of Cash Flows
          For the Three Months Ended March 31, 2000 and 1999 ($000's)

                                                                                     2000                 1999
---------------------------------------------------------------------------------------------------------------
Cash from operating activities                                                      ($583)               ($672)

Investing Activities

Proceeds from:
     Maturities and calls of securities                                             2,001                   54
     Sales of securities available for sale                                         3,799               15,709
     Principal collected on mortgage-backed securities                              2,708               15,685
     Sales of loans                                                                 1,494                5,539
     Sales of other real estate owned                                                  13                    -
Purchases of:
     Securities available for sale                                                   (120)             (17,756)
     Premises and equipment                                                           (57)                (326)
Changes in:
     Federal funds sold                                                             1,270                    -
     Loans                                                                         11,846               (5,386)
                                                                                ------------------------------
   Cash from investing activities                                                  22,954               13,519
                                                                                ------------------------------
Financing Activities
Proceeds from:
     Sale of treasury stock                                                             -                  280
Payments on long-term debt                                                              -                 (204)
Dividends paid on common stock                                                          -                 (628)
Sale of branch deposits                                                                                (10,311)
Changes in:
     Deposits                                                                     (21,856)                 930
     Repurchase agreements                                                         (4,653)                (946)
     Short-term borrowings                                                         (1,740)              (1,100)
                                                                                ------------------------------
   Cash from financing activities                                                 (28,249)             (11,979)
                                                                                ------------------------------

Increase (Decrease) in Cash and Cash Equivalents                                   (5,878)                 868
Cash and Cash Equivalents, Beginning of Year                                       15,439                9,439
                                                                                ------------------------------
Cash and Cash Equivalents at March 31                                            $  9,561               10,307
                                                                                ==============================

     Cash payments for interest for the three months ended March 31, 2000 and 1999 were $2,870,000 and $4,237,000, respectively. There were no cash payments for income taxes for the three months ended March 31, 2000 and 1999.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. The foregoing financial statements are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of the financial
statements have been included.   A summary of the Company's significant
accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the Company's Annual Report on Form 10K for the year ended December 31, 1999.

Internal financial information is primarily reported and aggregated in the banking line of business.

2. Related party transactions - The Company's and it Subsidiaries' directors and officers and their associates were customers of, and had other transactions with, the subsidiary bank in the ordinary course of business during 2000. In management's opinion, all loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 RECENT EVENTS

     In 1999, the Bank entered into a consent order with the Office of the Comptroller of the Currency which required, among other things, that the Bank achieve by March 31, 2000, and thereafter maintain, Tier 1 capital at least equal to 6% of adjusted total assets, which is referred to as a 6% Tier 1 leverage ratio. Tier 1 capital consists principally of shareholders' equity less goodwill and a portion of deferred tax assets. The Company also entered into a written agreement with the Federal Reserve Bank of Cleveland that requires, among other things, that it maintain an adequate capital position for the Bank.

  The Bank took various steps in seeking to satisfy this requirement, including:

       .    In October 1999, the Bank sold $38 million in investment securities and used $33 million of the proceeds to repay borrowings from the Federal Home Loan Bank of Cincinnati. Although losses and prepayment penalties associated with the transactions totaled $1.1 million, the capital required to support the Bank's assets based on the terms of the consent order was reduced by approximately $2.0 million.

       .    In February 2000, the Company commenced a rights and companion ancillary offering of $10 million of common stock. Ultimately, the Company closed the offering on April 14, 2000 and accepted subscriptions for 2,039,869 shares at $2.00 per share and received gross offering proceeds of $4,079,738.

       .    In November 1999, 10 of the Company's 12 directors purchased $1.65 million of Series A Convertible Preferred Stock. These shares were converted into 825,000 shares of common stock at the conclusion of the rights and ancillary offerings based upon the $2.00 per share offering price for the Company's common stock in the rights and ancillary offering that closed April 14, 2000.

     On March 30, 2000, the Bank advised the Comptroller of the Currency that it would not achieve the specified Tier 1 capital level by March 31, 2000 and submitted a revised capital restoration plan that set forth other means to achieve the objectives, including by seeking to raise additional capital through the sale of the Company's common stock or by selling additional assets or deposits. Since the Bank did not achieve the required Tier 1 leverage ratio by March 31, 2000, it is not currently in compliance with the consent order of the Comptroller of the Currency or the agreement with the Federal Reserve Bank of Cleveland. Consequently, either the Comptroller of the Currency or the Federal Reserve Bank of Cleveland could at any time take various actions or mandate that the Company take specified actions, including the following:

  .    They could continue to monitor the Company's operations as they are currently doing and allow more time to improve the Bank's capital position.

  .    They could assume a more active supervisory role and require the Bank to implement changes in its business model or management.

  .    They could assume complete control of the management of the Company and the Bank and seek to identify a strategic buyer to purchase the Company's assets or liquidate its assets.

     On April 14, 2000, the Comptroller of the Currency advised the Bank that it would require additional detail and support of the actions proposed within the Capital Restoration Plan and, therefore, could not accept the plan as submitted. Management has begun to gather the additional information needed to revise the plan and has continued a cooperative and on-going dialogue with the Comptroller of the Currency.

     At April 30, 2000, the Bank's unaudited estimated Tier 1 leverage ratio was 4.6% after accepting the proceeds of the rights and ancillary offerings. Management believes the Company will need to raise approximately $4.0 million in additional capital to achieve a Tier 1 leverage ratio equal to 6%.

     The Securities and Exchange Commission did not accede to the Company's plan of re-opening and extending the ancillary offering. Accordingly, on May 5, 2000, the Company filed a new registration statement with the Securities and Exchange Commission offering an additional 3,000,000 shares of common stock at a subscription price of $2.00 per share. No assurance can be given that the registration statement will be declared effective by the Securities and Exchange Commission or, even if it is declared effective, that the offering will be successful.

                             RESULTS OF OPERATIONS

                                    SUMMARY

     For the three months ended March 31, 2000, Belmont Bancorp. earned $60,000, or $0.01 per share, compared to a loss of $2,609,000, or a loss of $0.50 per share, for the three months ended March 31, 1999. After-tax earnings for the first quarter of 2000 followed a year when the Company reported a loss of $11 million for 1999. The provision for loan losses was $242,000 for the first quarter of 2000 compared to $5,735,000 for the first quarter of 1999. Tax benefits of $302,000 were recognized for the first quarter of 2000.

     The following table presents the annualized return on average shareholders' equity and the annualized return on average assets for comparative periods of 2000 and 1999.

Three Months Ended March 31
(Expressed in thousands)                     2000             1999
------------------------------------------------------------------
Return on average assets                     0.08%           -2.44%
Return on shareholders' equity               2.17%          -46.79%

Average assets                           $297,173         $427,510
Average shareholders' equity             $ 11,075         $ 22,304

     Average assets for the quarter declined to $297 million for the first quarter of 2000, compared to $428 million for the first quarter of 2000. During 1999, the Company undertook a plan to reduce the assets of the Bank in seeking to improve its capital ratios. Average shareholders' equity declined as the result of losses reported during 1999 and price depreciation of investment securities classified as available for sale. The decline in market value in the investment portfolio is primarily attributable to higher interest rates which cause the price of bonds to decline.

     Net interest income declined $1,237,000 for the first quarter of 2000 compared to the first quarter of 1999. This decline resulted substantially from
a smaller earning asset base.   Average earning assets fell from $399 million
during the first quarter of 1999 to $276 million for the first quarter of 2000. The taxable equivalent net interest margin was 3.31% and 3.49% for the three months ended March 31, 2000 and 1999, respectively. Also impacting net interest income was a decline in yields on earning assets. Loan yields fell from 9.90% for quarter ended March 31, 1999 to 7.94% for the first quarter of 2000. The increase in nonaccrual loans for the quarter ended March 31, 2000, which are included in the balance of earning assets, was principally responsible for this decline in loan yield. The cost of funds declined from 4.61% for the first quarter of 1999 to 4.46% for the first quarter of 2000.

                                                                       Three months ended March 31,
(Expressed in thousands)                                            2000         1999          % Change
--------------------------------------------------------------------------------------------------------------
Trust fees                                                          $109         $128          -14.8%
Service charges on deposits                                          207          187           10.7%
Gain (loss) on sale of loans                                          (7)          22         -131.8%
Trading losses                                                         0          (60)         100.0%
Other income                                                         193          203           -4.9%
                                                                   ---------------------------------
    Subtotal                                                         502          480            4.6%
Security gains (losses)                                               (1)          (1)           0.0%
Gains on securities available
    for sale                                                           0           41         -100.0%
                                                                   ---------------------------------
     Total                                                         $ 501        $ 520           -3.7%
                                                                   ---------------------------------

                             INVESTMENT SECURITIES

     The amortized cost and estimated market values of securities in the Available for Sale portfolio at March 31, 2000 are as follows:

                                                                         Gross           Gross           Estimated
                                                    Amortized          Unrealized      Unrealized          Market
(Expressed in thousands)                              Cost               Gains           Losses            Value
------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and obligations of
     U.S. Government corporations and               $  8,474              $  0            $  458          $  8,016
      agencies
Obligations of states and political                   44,323                46             5,630            38,739
 subdivisions
Mortgage-backed securities                            35,827                30               928            34,929
Collateralized mortgage obligations                   15,280                18               585            14,713
Corporate trust preferred securities                   3,105                 0               238             2,867
Equity securities                                      3,771                85               160             3,696
                                             ---------------------------------------------------------------------
     Total                                          $110,780              $179            $7,999          $102,960
                                             =====================================================================


     Market factors and prepayment speeds impact the yield and average lives of mortgage-backed securities.

     Rising interest rates cause bond prices to fall. The yield on the 10 year U.S. Treasury note was at 5.20% at the end of March 1999, compared to 6.20% at the end of March 2000. Higher interest rates contributed to price depreciation in the Company's bond portfolio. Particularly affected are the municipal bonds because these bonds typically have longer maturities than other bonds within the portfolio resulting in higher market price depreciation.

     At March 31, 2000, the Company owned various bonds of a single issuer, the amortized cost of which exceeded 10% of total shareholders' equity. These concentrations primarily occurred due to the decline in the Company's capital during 1999. The following table details the issuer, amortized cost and estimated market value of these bonds.

(Expressed in thousands)
                                                                                          Estimated
                         Issuer                                   Amortized Cost         Market Value
-----------------------------------------------------------------------------------------------------
Privately Issued Collateralized Mortgage Obligations:
Country Wide Home Loans                                                 $ 1,714               $ 1,624
Norwest Asset Securities Corporation                                      3,585                 3,402
Residential Funding Mortgage Securities Corp.                             1,591                 1,498

General Obligations:
Hampton Township, PA School District                                      4,337                 3,776
Harrison County, OH Courthouse Renovation                                 1,176                 1,171
Hopkins, MI Public Schools                                                1,904                 1,621
Mayfield, OH City School District                                         1,471                 1,306
Mercedes, TX                                                              1,307                 1,143
Whisman, CA School District                                               2,329                 1,977

Revenue Bonds:
Grant County KY Public Properties Corp.                                   1,958                 1,673
Guadalupe-Blanco River Authority,
  City of San Marcos, TX                                                  1,756                 1,480
McCracken County KY School District                                       1,371                 1,194
Northern Tipton IN School District                                        1,612                 1,386
Suburban Lancaster PA Sewer Authority                                     2,834                 2,391

Equity Securities:
Federal Home Loan Bank stock                                              2,863                 2,863
                                                                       ------------------------------

     Total                                                              $31,808               $28,505
                                                                       ==============================

                              OPERATING EXPENSES

  The following table shows the dollar amounts and change in various components of operating expenses.

                                                                       Three months ended March 31,
(Expressed in thousands)                                            2000               1999          % Change
--------------------------------------------------------------------------------------------------------------
Salaries and wages                                                $  789             $  791             -0.3%
Employee benefits                                                    192                291            -34.0%
Occupancy expense                                                    215                251            -14.3%
Furniture and equipment expense                                      217                229             -5.2%
Telecommunication expense                                             54                 55             -1.8%
Taxes other than payroll and real estate                              31                103            -69.9%
Supplies and printing                                                 44                 62            -29.0%
Insurance, including federal deposit insurance                       195                 35            457.1%
Amortization of intangibles                                            3                 36            -91.7%
Legal fees                                                           262                 29            803.4%
Consulting expense                                                    72                 12            500.0%
Examinations and audits                                               70                 57             22.8%
Legal settlements                                                     10                  -               na
Other (individually less than 1% of total income)                    331                321              3.1%
                                                                  -------------------------------------------
   Total                                                          $2,485             $2,272              9.4%
                                                                  ===========================================

     Earnings of the Company have been negatively impacted by the cost associated with litigation. Legal fees increased to $262,000 for the first three months of March 2000 compared to $29,000 for the same period in 1999. FDIC insurance premiums have increased based on the Bank's higher risk classifiation due to its capital ratios and regulatory rating. The increase in consulting expense for the first quarter of 2000 compared to the first quarter of 1999 was due to placement fees paid for the recruitment of new employees and costs associated with continuing the investigation into loan irregularities discovered and previously reported during 1999.

                    PROVISION AND ALLOWANCE FOR LOAN LOSSES

     The Company provides as an expense an amount which reflects expected loan losses. This provision is based on the growth of the loan portfolio and on historical loss experience. The expense is called the provision for loan losses in the Consolidated Statement of Income. Actual losses on loans are charged against the allowance built up on the Consolidated Balance Sheet through the provision for loan losses. The amount of loans actually removed as assets from the Consolidated Balance Sheets is referred to as charge-offs and, after netting out recoveries of previously charged-off assets, becomes net charge-offs.

     The following table details the activity within the Allowance for Loan Losses for the first quarter of 2000 and 1999 and also includes various loan charge-off statistics.

Allowance for Loan Loan Losses
(Expressed in thousands)                                                     2000              1999
-----------------------------------------------------------------------------------------------------
Balance, beginning of period                                               $  9,702          $  5,474

Provision for loan losses                                                       242             5,735

Loans charged-off                                                             3,594             4,529
Recoveries on loans previously charged-off                                       19                 1
                                                                          ---------------------------
     Net charge offs                                                          3,575             4,528

Balance, end of period                                                     $  6,369          $  6,681
                                                                          ---------------------------

Loans outstanding                                                          $150,006          $203,370
Average loans                                                              $159,829          $203,226
Annualized net charge offs as a percent of:
   Average loans and leases                                                    8.95%             8.91%
   Total loans at end of period                                                9.53%             8.91%
   Allowance for loan losses                                                 224.53%           271.10%
Allowance for loan losses to:
   Average loans                                                               3.98%             3.29%
   Total loans at end of period                                                4.25%             3.29%
   Non-performing assets                                                      56.37%            59.97%

     On March 16, 2000, a confirmation order was approved by the court in the Schwartz Homes, Inc. bankruptcy. According to the agreement, the Bank received settlement proceeds of $1,212,000 on March 30, 2000, and the Bank expects to receive additional funds in subsequent quarters of 2000. The proceeds of the settlement check received in March were applied to the remaining credit exposure for the Schwartz homebuilder loans. All of the remaining balances of the Schwartz homebuilder loans were charged off against the allowance for loan losses. Of the $3,594,000 in loans charged off during the first quarter of 2000, $3,310,000 were Schwartz homebuilder loans and $82,000 was related to the Schwartz commercial loan relationship. Presently, there are no loans related to either the Schwartz homebuilder loan program or the Schwartz commercial loan relationship remaining on the books of the Company.

                             NON-PERFORMING ASSETS

     Non-performing assets consist of (1) non-accrual loans, leases and debt securities for which the ultimate collectibility of the full amount of interest is uncertain, (2) loans and leases past due ninety days or more as to principal or interest and (3) other real estate owned. A loan is placed on non-accrual status when payment of the full amount of principal and interest is not expected, or when principal or interest has been in default for a period of ninety days or more unless the loan is well secured and in the process of collection. A summary of non-performing assets at March 31, 1999, December 31, 1999 and March 31, 2000 follows:

Non-performing assets                                         March 31,    Dec. 31,     March 31,
(Expressed in thousands)                                         2000         1999         1999
-------------------------------------------------------------------------------------------------
Non-accrual loans                                               $11,261      $13,769      $10,962
Ninety days past due loans
   still accruing interest                                            0          541           19
Other real estate owned                                              37            0          160
                                                              -----------------------------------
     Total                                                      $11,298      $14,310      $11,141
                                                              ===================================

Restructured loans included
     in above totals                                            $     0      $     0      $    30
Restructured loans in compliance
     with modified terms                                          1,123        1,046        1,592

     Loans restructured and in compliance with modified terms are not included in total non-performing assets. Total non-performing assets were $11,298,000 or 3.93% of total assets at March 31, 2000, compared to $11,141,000 or 2.63% of total assets at March 31, 1999.

     Impaired loans at March 31, 2000 compared to December 31, 1999 were as follows:

(Expressed in thousands)                                               March 31, 2000      December 31, 1999
------------------------------------------------------------------------------------------------------------
Impaired loans with no allocated allowance for loan losses                  $   619             $   352
Impaired loans with allocated allowance for loan losses                      11,899              13,930
                                                                      --------------------------------------
   Total                                                                    $12,518             $14,282

Amount of the allowance for loan losses allocated                           $ 2,777             $ 5,157

     In addition to the schedule of non-performing assets, management prepares a watch list consisting of loans which they have determined require closer monitoring to further protect the Company against loss. At March 31, 2000, the balance of loans and available credit classified by management as substandard due to delinquency, a change in financial position, or other factors and not included as non-performing assets totaled $16,663,000; loans classified as doubtful totaled $129,000.


                              LOAN CONCENTRATIONS

     The Company uses the Standard Industry Code (SIC) system to determine concentrations of credit risk by industry. While there are no aggregate loan balances based on a single SIC classification that exceed 10% of total loans, loans and credit facilities available to the amusement industry including amusement services and manufacturers of amusement rides and concession trailors totaled $11.9 million, or 7.9% of total loans, at March 31, 2000. Except for the amusement industry loans, the concentrations of credit occurred as a result of reductions in the Bank's Tier 1 capital. Tier 1 capital consists principally of shareholders' equity less goodwill and a portion of deferred tax assets. Other concentrations of credit as of March 31, 2000, are depicted in the table below based on the percentage of the Bank's Tier 1 capital. Concentrations exceeding 25% of Tier 1 capital are detailed below.

                                                                  Loan Balance and                % of
(Expressed in thousands)                                          Available Credit           Tier 1 Capital
-----------------------------------------------------------------------------------------------------------
Amusement Industry-Services and Manufacturing                         $11,858                   130.3%
Commercial Apartments and Rentals                                       6,472                    71.1%
Commercial Office Buildings and Rentals                                 5,515                    60.6%
Services - Hotel/Motel                                                  4,449                    48.9%
General Building Contracting                                            4,082                    44.9%
Commercial Construction Contracting                                     3,789                    41.6%
Miscellaneous fabricated metal products                                 3,541                    38.9%
Services - Car Washes                                                   3,158                    34.7%
Bituminous Coal Mining                                                  2,805                    30.8%
Tire Recycling                                                          2,480                    27.3%
Services -Physicians                                                    2,456                    27.0%
Retailers - Fast Food                                                   2,358                    25.9%

     The Company is seeking to reduce its concentrations of credit by industry to reduce credit exposure to a single industry, particularly the amusement industry. Since September 30, 1999, the Bank has reduced loans and credit facilities available to the amusement industry from $19.8 million to $11.9 million at March 31, 2000.

CAPITAL RESOURCES

     The table below depicts the capital ratios for the Bank and for the Company on a consolidated basis as of March 31, 2000. In addition, the table depicts the regulatory requirements for classification as "adequately capitalized" under the regulatory guidelines for Prompt Corrective Action. Tier 1 capital consists principally of shareholders' equity less goodwill and a portion of deferred tax assets, while Tier 2 capital consists of certain debt instruments and a portion of the allowance for loan losses. Total capital consists of Tier 1 and Tier 2 capital. Under the Consent Order with the Office of the Comptroller of the Currency, the Bank will not be treated as "well capitalized" even if it achieves and maintains a Tier 1 leverage ratio of 6% unless and until the consent order is terminated or modified to eliminate the capital requirement under the Consent Order.

                                                                                                   To Be Adequately Capitalized
                                                                         For Capital                       Under Prompt
                                            Actual                      Adequacy Purposes           Corrective Action Provisions
(Expressed in thousands)                    Amount       Ratio        Amount         Ratio           Amount              Ratio
---------------------------------------------------------------------------------------------------------------------------------
As of March 31, 2000:
Total risk based capital to risk
 weighted assets:
Consolidated                                $13,650        7.2%        $15,186          8.0%            $15,186            8.0%
Bank                                         11,303        6.0%         15,010          8.0%             15,010            8.0%
Tier 1 capital to risk weighted assets:
Consolidated                                 11,227        5.9%          7,593          4.0%              7,593            4.0%
Bank                                          8,907        4.7%          7,505          4.0%              7,505            4.0%
Tier 1 capital to average assets:
Consolidated                                 11,227        3.8%         11,867          4.0%             11,867            4.0%
Bank                                          8,907        3.0%         11,755          4.0%             11,755            4.0%

     As previously described under the caption, "Recent Events," the Company closed its rights and ancillary offerings for common stock on April 14, 2000 and accepted subscriptions for 2,039,869 shares at $2.00 per share. Gross offering proceeds were $4,079,738, or $3,879,738 after netting costs of the offering.
The net offering proceeds were used to improve the capital of the Bank. As of April 30, 2000, the Bank's unaudited estimated Tier 1 leverage ratio was 4.6%; its Tier 1 to risk weighted assets ratio was 7.0%; and its total Tier 1 and Tier 2 to risk weighted assets ratio was 8.3%.

     On May 5, 2000, the Company filed a registration statement with the Securities and Exchange Commission proposing to offer 3,000,000 additional shares of its common stock for sale at a price of $2.00 per share. The proceeds from this offering will also be used to increase the Bank's capitalization. There can be no assurances regarding to what extent this proposed offering shall be subscribed.

                                   LIQUIDITY

     The Company meets its liability based needs through the operation of the Bank's branch banking network that gathers demand and retail time deposits. The Bank also acquires funds through repurchase agreements and overnight federal funds that provide additional sources of liquidity. Average total deposits were $243.0 million for the first quarter of 2000 compared to $301.6 million for the first quarter of 1999. At the end of January 1999, the Bank sold its Jewett, Ohio branch deposits totaling approximately $10 million. The average deposit balance of a single, public depository declined by $15.6 million from the first quarter of 1999 compared to the first quarter of 2000.

     The Asset/Liability Committee meets weekly to monitor the funding position of the Bank and to adjust offered rates on Bank products when appropriate.

     The Bank also has secured and unsecured lines of credit with various correspondent banks totaling $5,100,000 which may be used as an alternative funding source; at March 31, 2000, none of these lines were utilized.

     At March 31, 2000, the Bank had a credit line with the Federal Home Loan Bank of Cincinnati (FHLB) for $20 million plus a temporary credit line of $2 million not to exceed three consecutive days. The balance of the FHLB line at March 31, 2000 was $18 million. Credit facilities at the FHLB are subject to certain collateral requirements.

                          FORWARD-LOOKING STATEMENTS

     Management has made statements in this document that are forward-looking statements. One can identify these statements by forward-looking words such as "may," "will," intend," "expect," "anticipate," "believe," "estimate," and "continue" or similar words. Forward-looking statements may also use different phrases. Forward-looking statements address, among other things, (1) the Company's expectations; (2) projections of the Company's future results of operations or of its financial condition; or (3) other "forward looking" information.

     Management believes it is important to communicate the Company's expectations to its shareholders. However, events may occur that the Company is not able to predict accurately or which it does not fully control that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including:

 .    The Company's or the Bank's inability to raise or maintain adequate levels of capital, as required by the Office of the Comptroller of the Currency or the Federal Reserve Bank of Cleveland.

 .    the need to further reduce total assets through the sale of assets and the repayment of funding sources, which could impair the Company's ability to generate earnings in future periods.

 .    the need to recognize loan losses or create additional loan loss reserves due to additional problem loans.

 .    unforeseen adverse conditions in  businesses or financial condition of the
Bank's borrowers.

 .    changes in general economic and business conditions and in the banking industry in particular.

 .    changes in banking regulations.

ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 3 has been disclosed in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 1999. There has been no material change in the disclosure regarding market risk.

                          PART II - OTHER INFORMATION

Item 1.  Legal proceedings

     Other than as described below, since the date of the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 1999, there have been no material new legal proceedings involving the Company or any material developments to the proceedings described in such 10-K.

     In April 2000, the Company filed a civil action in the Circuit Court of Ohio County, West Virginia against Progressive Casualty Insurance Company of Ohio and a former bank officer. The bank is seeking payment of a financial institution bond issued by Progressive to the Company with a face amount of $4.75 million. Progressive has declined to honor the bond claim. The bond provides coverage to the bank for losses resulting from the dishonest and fraudulent acts committed by an employee acting alone or in collusion with others. In addition to demanding the $4.75 million judgment, the Company is seeking judgment against Progressive and William Wallace, former chief operating officer of the Company, for compensatory damages of $10 million and punitive damages of $15 million for total damages of $25 million.

Item 2.  Changes in securities and use of proceeds

Recent Sale of Securities

     On April 14, 2000, the Company completed a rights and companion ancillary offering for common stock in which 2,039,869 shares were sold at $2.00 per share; gross proceeds of the offering were $4,079,738. The proceeds from the offering were used to pay the costs of the offering (estimated to be $200,000) and the balance of the proceeds were applied to increase the Bank's Tier 1 capital.

     In addition, in November 1999, 10 directors purchased $1.65 million of Series A Convertible Preferred Stock which were converted into 825,000 shares of common stock at the conclusion of the rights and ancillary offering based upon the $2.00 per share offering price in the completed offering. These shares are treated as "restricted securities" as that term is defined in Rule 144 under the Securities Act of 1933. The Series A Convertible Preferred Stock was issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933 and rules thereunder. The common stock issued upon the conversion of the Series A Convertible Preferred Stock was issued pursuant to the exemption from registration under Section 3(a)(9) of the Securities Act of 1933.

     On May 5, 2000, the Company filed a registation statement with the Securities and Exchange Commission offering 3,000,000 additional shares of common stock at a subscription price of $2.00 per share.

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

                    Belmont Bancorp.
                    (Registrant)



                    By: /s/Wilbur Roat
                        ----------------------------
                        Wilbur Roat
                        President & CEO



                    By:  /s/Jane Marsh
                        -----------------------------
                        Jane Marsh
                        Secretary
                        (Principal Financial and Accounting Officer)

May 12, 2000