Form 10-Q
period 2000-06-30
BELMONT BANCORP
filed 2000-08-14
CIK 726294

                                 United States
                       Securities and Exchange Commission
                            Washington, D.C.  20549

                                   FORM 10-Q

[X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended  June 30, 2000
                                -------------
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                       to
                              -----------------------  -------------------
Commission File Number:  0-12724

                                Belmont Bancorp.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Ohio                                            34-1376776
--------------------------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

325 Main St., Bridgeport, Ohio                  43912
--------------------------------------------------------------------------------
(Address of principal executive offices)        (Zip Code)

                                 (740)-695-3323
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days.     X____ Yes  ____ No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.:

                         Common Stock, $0.25 par value,
                         11,101,403 shares outstanding
                              as of August 4, 2000

                                   FORM 10-Q
                                BELMONT BANCORP.
                                 June 30, 2000

                                     INDEX


Part I.  Financial information

Item 1.  Financial Statements....................................   3

Management's report on financial statements......................   3

Consolidated Balance Sheets - June 30, 2000 and
     December 31, 1999...........................................   4

Consolidated Statements of Income-Three Months Ended
     June 30, 2000 and June 30, 1999.............................   5

Consolidated Statements of Income-Six Months
     Ended June 30, 2000 and June 30, 1999.......................   6

Condensed Consolidated Statement of Cash Flows-Six Months
     Ended June 30, 2000.........................................   7

Consolidated Statements of Changes in Shareholders' Equity
     Three Months Ended June 30, 2000 and
     Six Months Ended June 30, 2000..............................   8

Notes to the Consolidated Financial Statements...................   9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.....................  12

Item 3.  Quantitative and Qualitative Disclosure About
         Market Risk.............................................  20

Part II - Other Information

Item 1.  Legal Proceedings.......................................  20

Item 2.  Changes in Securities and Use of Proceeds...............  21

Item 3.  Defaults upon Senior Securities.........................  21

Item 4.  Submission of Matters to a Vote of Security Holders.....  22

Item 5.  Other Information.......................................  22

Item 6.  Exhibits and Reports on Form 8-K........................  22

Signatures.......................................................  22

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

          The functioning of the accounting system and related internal accounting controls is under the general oversight of the Audit Committee of the Board of Directors, which is comprised of five outside directors. The accounting system and related controls are reviewed by a program of internal audits and by the Company's independent accountants. The Audit Committee meets regularly with the contract internal auditor and the independent public accountants to review the work of each and ensure that each group is properly discharging its responsibilities. In addition, the Committee reviews and approves the scope and timing of the internal and external audits and any findings with respect to the system of internal controls. Reports of examinations conducted by federal regulatory agencies are also reviewed by the Committee.


BASIS OF PRESENTATION

          The consolidated financial statements include the accounts of Belmont Bancorp and its subsidiaries, Belmont National Bank (the "Bank") and Belmont Financial Network.

Consolidated Balance Sheets
(Unaudited)  ($000s except per share amounts)

                                                                         June 30,          December 31,
                                                                           2000               1999
Assets

    Cash and due from banks                                              $ 10,830           $ 15,439
    Federal funds sold                                                      1,650              2,025
    Loans held for sale                                                     1,701              1,845
    Securities available for sale at fair value                           100,636            110,692
    Loans                                                                 137,768            165,134
    Less allowance for loan losses                                         (7,505)            (9,702)
                                                                      ------------------------------
          Net loans                                                       130,263            155,432
    Premises and equipment, net                                             6,993              7,263
    Deferred federal tax assets                                             8,342              8,823
    Cash surrender value of life insurance                                  4,294              4,196
    Federal taxes receivable                                                   --              5,411
    Accrued income receivable                                               1,478              1,751
    Other assets                                                            3,244              2,890
                                                                      ------------------------------
          Total assets                                                  $ 269,431          $ 315,767
                                                                      ==============================

Liabilities

    Non-interest bearing deposits:
           Demand                                                       $  23,058          $  28,685
     Interest-bearing deposits:
           Demand                                                          23,158             28,456
           Savings                                                         67,779             77,403
           Time                                                           109,075            120,888
                                                                      ------------------------------
           Total deposits                                                 223,070            255,432
      Securities sold under repurchase agreements                           1,722              6,093
      Federal funds purchased and other short-term                             --             19,740
       borrowings
      Long term borrowings                                                 20,000             20,000
      Accrued interest on deposits and other borrowings                       738                747
      Other liabilities                                                     1,988              2,524
                                                                      ------------------------------
            Total liabilities                                             247,518            304,536
                                                                      ------------------------------

Shareholders' Equity

       Preferred stock - authorized 90,000 shares with
       no par value; issued and outstanding, 16,500 shares
       of Series A convertible preferred stock at 12/31/99                     --              1,650
       Common stock  - $0.25 par value, 17,800,000 shares
       authorized; 11,153,195 shares issued at 6/30/00;
       5,288,326 shares issued at 12/31/99                                  2,788              1,321
       Additional paid-in capital                                          17,416              7,904
       Treasury stock at cost (51,792 shares)                              (1,170)            (1,170)
       Retained earnings                                                    7,715              7,129
       Accumulated other comprehensive loss                                (4,836)            (5,603)
                                                                      ------------------------------
          Total shareholders' equity                                       21,913             11,231
                                                                      ------------------------------
          Total liabilities and shareholders' equity                     $269,431           $315,767
                                                                      ==============================

            See the Notes to the consolidated financial statements.

Consolidated Statements of Income
(Unaudited)  ($000s except per share amounts)
For the Three Months Ended June 30

                                                                     2000                    1999
Interest Income

    Loans:
        Taxable                                                    $2,912                 $ 4,172
        Tax-exempt                                                     66                      72
    Securities:
        Taxable                                                     1,031                   1,710
        Tax-exempt                                                    535                     530
     Dividends                                                         56                      92
     Interest on trading securities                                     0                      34
     Interest on federal funds sold                                    14                      11
                                                                 --------------------------------
        Total interest income                                       4,614                   6,621
                                                                 --------------------------------

Interest Expense

      Deposits                                                      2,203                   2,747
      Other borrowings                                                429                   1,352
                                                                 --------------------------------
         Total interest expense                                     2,632                   4,099
                                                                 --------------------------------
         Net interest income                                        1,982                   2,522
      Provision for loan losses                                         0                   1,871
                                                                 --------------------------------
         Net interest income after provision
         for loan losses                                            1,982                     651

Noninterest Income

      Trust fees                                                      105                     104
      Service charges on deposits                                     200                     237
      Interest on federal tax refund                                  256                       0
      Other operating income                                          156                     200
      Trading gains                                                     0                      50
      Investment securities gains (losses)                              1                     (57)
      Gain (loss) on sale of loans and loans held for sale            (53)                      3
                                                                 --------------------------------
          Total noninterest income                                    665                     537
                                                                 --------------------------------

Noninterest Expense

      Salary and employee benefits                                    881                   1,071
      Net occupancy expense of premises                               199                     222
      Equipment expenses                                              213                     210
      Other operating expenses                                        894                   1,129
                                                                 --------------------------------
          Total noninterest expense                                 2,187                   2,632
                                                                 --------------------------------
          Income (loss) before income taxes                           460                  (1,444)
Income Tax Benefit                                                    (66)                   (499)
                                                                 --------------------------------
           Net income (loss)                                       $  526                   ($945)
                                                                 ================================


Basic and Diluted Earnings (loss) per Common Share                  $0.07                  ($0.18)
                                                                 ================================

            See the Notes to the consolidated financial statements.


Consolidated Statements of Income
(Unaudited)  ($000s except per share amounts)
For the Six Months Ended June 30


                                                                                       2000                   1999
Interest Income
    Loans:
        Taxable                                                                       $5,939               $  9,031
        Tax-exempt                                                                       135                    142
    Securities:
        Taxable                                                                        2,130                  3,687
        Tax-exempt                                                                     1,069                    915
     Dividends                                                                           114                    180
     Interest on trading securities                                                        0                     86
     Interest on federal funds sold                                                       42                     48
                                                                                 ----------------------------------
        Total interest income                                                          9,429                 14,089
                                                                                 ----------------------------------

Interest Expense

      Deposits                                                                         4,484                  5,639
      Other borrowings                                                                   979                  2,707
                                                                                 ----------------------------------
         Total interest expense                                                        5,463                  8,346
                                                                                 ----------------------------------
         Net interest income                                                           3,966                  5,743
      Provision for loan losses                                                          242                  7,606
                                                                                 ----------------------------------
         Net interest income (loss) after provision
         for loan losses                                                               3,724                 (1,863)

Noninterest Income

      Trust fees                                                                         214                    232
      Service charges on deposits                                                        407                    424
      Interest on federal tax refund                                                     256                      0
      Other operating income                                                             349                    403
      Trading losses                                                                       0                    (10)
      Investment securities losses                                                         0                    (17)
      Gain (loss) on sale of loans and loans held for sale                               (60)                    25
                                                                                 ----------------------------------
          Total noninterest income                                                     1,166                  1,057
                                                                                 ----------------------------------
Noninterest Expense

      Salary and employee benefits                                                     1,862                  2,153
      Net occupancy expense of premises                                                  414                    473
      Equipment expenses                                                                 430                    439
      Other operating expenses                                                         1,966                  1,839
                                                                                 ----------------------------------
          Total noninterest expense                                                    4,672                  4,904
                                                                                 ----------------------------------
          Income (loss) before income taxes                                              218                 (5,710)
Income Tax Benefit                                                                      (368)                (2,156)
                                                                                 ----------------------------------
           Net income (loss)                                                          $  586                ($3,554)
                                                                                 ==================================

Basic and Diluted Earnings (loss) per Common Share                                    $ 0.09                 ($0.68)
                                                                                 ===================================

            See the Notes to the consolidated financial statements.

Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2000 and 1999 ($000's)

                                                                                   2000                    1999
                                                                           ------------------------------------
Cash from operating activities                                                 $  6,277                 ($3,232)

Investing Activities
Proceeds from:
     Maturities and calls of securities                                           2,005                     171
     Sales of securities available for sale                                       3,799                  32,104
     Principal collected on mortgage-backed securities                            5,616                  27,526
     Sales of loans                                                               2,563                   6,922
     Sales of other real estate owned                                                13                      --
     Sales of premises and equipment                                                  9                      --
Purchases of:
     Securities available for sale                                                 (222)                (27,754)
     Premises and equipment                                                         (69)                   (468)
Changes in:
     Federal funds sold                                                             375                      --
     Loans                                                                       22,169                  (4,314)
                                                                           ------------------------------------
Cash from investing activities                                                   36,258                  34,187
                                                                           ------------------------------------

Financing Activities
Proceeds from:
     Issuance of common stock                                                     9,329                      --
     Issuance of treasury stock                                                      --                     280
Payments on long-term debt                                                           --                    (380)
Dividends paid on common stock                                                       --                    (627)
Sale of branch deposits                                                              --                 (10,311)
Changes in:
     Deposits                                                                   (32,362)                (14,358)
     Repurchase agreements                                                       (4,371)                   (842)
     Short-term borrowings                                                      (19,740)                 (3,884)
                                                                           ------------------------------------
Cash from financing activities                                                  (47,144)                (30,122)
                                                                           ------------------------------------
Increase (Decrease) in Cash and Cash Equivalents                                 (4,609)                    833
Cash and Cash Equivalents, Beginning of Year                                     15,439                   9,439
                                                                           ------------------------------------
Cash and Cash Equivalents at June 30                                           $ 10,830                $ 10,272
                                                                           ====================================


          Cash payments for interest totaled $5,481,000 and $8,397,000 for the six months ended June 30, 2000 and 1999, respectively. Cash payments for taxes were $383,000 for the first six months of 1999; no payments for taxes were made during 2000. The Company received a federal tax refund including interest of $5,696,000 for the six months ended June 30, 2000.

          Transfers from loans to other real estate owned totaled $84,000 and $160,000 for the six months ended June 30, 2000 and 1999, respectively.


            See the Notes to the consolidated financial statements.

Consolidated Statement of Shareholders' Equity
For the Three Months Ended June 30, 2000
(Unaudited) ($000s)


                                                                                            Accumulated
                                                               Addi-                           Other
                                                              tional                          Compre-     Compre-
                                          Preferred   Common  Paid-in  Retained  Treasury     hensive     hensive
                                            Stock     Stock   Capital  Earnings    Stock        Loss      Income
Balance at the beginning of the period      $ 1,650   $1,321  $ 7,904    $7,189   ($1,170)      ($5,161)
   Net income                                                               526                              $526
   Common stock issued                                 1,261    8,068
   Conversion of preferred stock             (1,650)     206    1,444
   Other comprehensive income, net of
    tax
      Unrealized gain on securities net of
       reclassification adjustment                                                                  325       325
                                       ----------------------------------------------------------------
Balance, June 30, 2000                      $     0   $2,788  $17,416    $7,715   ($1,170)      ($4,836)
                                       ==========================================================================
Comprehensive income                                                                                         $851
                                                                                                       ==========

            See the Notes to the consolidated financial statements.

Consolidated Statement of Shareholders' Equity
For the Six Months Ended June 30, 2000

(Unaudited) ($000s)


                                                                                                    Accumulated
                                                                   Addi-                              Other
                                                                   tional                            Compre-        Compre-
                                         Preferred      Common    Paid-in    Retained   Treasury     hensive        hensive
                                           Stock        Stock     Capital    Earnings     Stock        Loss         Income
                                       ---------------------------------------------------------------------------------------
Balance, December 31, 1999                  $ 1,650       $1,321   $ 7,904      $7,129    ($1,170)     ($5,603)
   Net income                                                                      586                                  $  586
   Common stock issued                                     1,261     8,068
   Conversion of preferred stock             (1,650)         206     1,444
   Other comprehensive income, net of
    tax
      Unrealized gain on securities net of
      reclassification adjustment                                                                          767             767
                                       -----------------------------------------------------------------------
Balance, June 30, 2000                      $     0       $2,788   $17,416      $7,715    ($1,170)     ($4,836)
                                       =======================================================================================
Comprehensive income                                                                                                    $1,353
                                                                                                                  ============

            See the Notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

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

  The average number of shares outstanding used to compute basic and diluted earnings per share was as follows:

  For the three months ended June 30, 2000  7,624,094 shares
  For the three months ended June 30, 1999  5,236,534 shares

  For the six months ended June 30, 2000    6,430,314 shares
  For the six months ended June 30, 1999    5,234,309 shares

2.  Related party transactions

  The Company's and it Subsidiaries' directors and officers and their associates were customers of, and had other transactions with the Bank in the ordinary course of business during 2000. In management's opinion, all loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility.

3.  Loans and Allowance for Loan Losses

    Loans outstanding are as follows:


                                                              June 30,           December 31,
($000s)                                                         2000                1999
                                                              --------           ------------

Real estate-construction                                     $ 11,360             $    108
Real estate-mortgage                                           43,023               45,944
Real estate-secured by
   nonfarm, nonresidential property                            17,874                9,033
Commercial, financial and agricultural                         57,420               96,730
Obligations of political subdivisions in the U.S.               3,079                3,181
Installment and credit card loans to
   individuals                                                  5,012               10,138
                                                             --------            ---------
     Loans receivable                                        $137,768             $165,134
                                                             ========            =========


  Non-accruing loans amounted to $10,750,000 and $9,963,000 at June 30, 2000 and 1999, respectively. Loans past due 90 days and still accruing interest were $28,000 and $19,000 at June 30, 2000 and 1999, respectively.

Impaired loans were as follows:


                                                                 June 30,              December 31,
($000s)                                                            2000                   1999
                                                                 -------               -----------
Impaired loans with no allocated allowance for loan losses       $   875               $       352
Impaired loans with allocated allowance for loan losses           11,237                    13,930
                                                                 -------               -----------
  Total                                                          $12,112               $    14,282

Amount of the allowance for loan losses allocated                $ 2,949               $     5,157

Interest income recognized during impairment                     $     0               $         0
Cash basis interest recognised                                   $     0               $         0



Activity in the allowance for loan losses is summarized as follows:

                                                        Three months ended June 30,        Six months ended June 30,
($000s)                                                    2000               1999         2000               1999
---------------------------------------------------------------------------------------------------------------------
Balance, beginning of period                            $ 6,369              $6,681       $9,702               $5,475

Provision for loan losses                                     0               1,871          242                7,606

Loans charged-off                                            87               1,955        3,681                6,484
Recoveries on loans previously charged-off                1,223                 335        1,242                  335
                                                        -------------------------------------------------------------
      Net charge offs (recoveries)                       (1,136)              1,620        2,439                6,149
                                                        -------------------------------------------------------------


Balance, end of period                                  $ 7,505              $6,932       $7,505               $6,932

The entire allowance represents a valuation reserve which is available for future charge-offs.


4.  Shareholders' Equity

    On June 30, 2000, the Company completed a recapitalization plan it began in November 1999 with the sale of $1.65 million of convertible stock to its Board of Directors, which stock was subsequently converted into 825,000 shares of the Company's common stock based on a common stock price of $2.00 per share. In February 2000, the Company commenced the first of two successive public offerings. In the initial offering, which closed in April 2000, the Company sold 2,040,869 shares of common stock at $2.00 per share and received $4.1 million in gross offering proceeds. In the second offering, which began in May 2000 and closed in June 2000, the Company sold 3,000,000 shares of common stock, also at $2.00 per share. The Company received $6.0 million in gross offering proceeds in this fully subscribed follow-on offering.

    In this recapitalization, the Company issued a total of 5,864,869 shares of its common stock and received $11.7 million in aggregate gross offering proceeds. After payment of aggregate offering costs of approximately $700,000, the Company applied the net offering proceeds of $11.0 million to increase the Bank's capital. As a result, the Bank's unaudited Tier 1 capital leverage ratio of 6.8% at June 30, 2000, exceeded the 6.0% Tier 1 capital leverage ratio required by the Office of the Comptroller of the Currency in the Consent Order issued to the Bank in August 1999. The Consent Order requires the Bank to maintain a 6.0% Tier 1 capital leverage ratio for as long as the Consent Order continues in effect.

5.  Regulatory Matters

    As described in its annual Form 10-K, the Company and the Bank continue to operate under an agreement with the Federal Reserve Bank of Cleveland, the Company's primary regulator, and a Consent Order with the Office of the Comptroller of the Currency, the Bank's primary regulator. Each of the Company and the Bank has complied with or is taking steps designed to comply with all of the requirements imposed by its regulators. One of the provisions of the Consent Order requires that the Bank achieve and maintain a Tier 1 capital leverage ratio of at least 6.0%. At June 30, 2000, this requirement has been achieved.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SUMMARY

    For the six months ended June 30, 2000, Belmont Bancorp. earned $586,000, or $0.09 per common share, compared to a loss of $3,554,000, or a loss of $0.68 per common share, for the first six months of 1999. For the quarter ended June 30, 2000, the Company earned $526,000, or $0.07 per common share, compared to a loss of $945,000, or a loss of $0.18 per common share for the second quarter of 1999.

    Earnings before income tax benefits were $460,000 for the three months ended June 30, 2000, and $218,000 for the six months ended June 30, 2000. Losses reported during 1999 were the result of loan loss provisions.

    On March 16, 2000, a confirmation order was approved by the court in the Schwartz Homes, Inc. bankruptcy. The Bank received settlement proceeds of $1,212,000 on March 31, 2000, and applied the proceeds of this receipt to the remaining credit exposure for the Schwartz homebuilder loans. During the second quarter of 2000, the Bank received additional settlement proceeds of which $1,160,000 was recorded as recoveries in the allowance for loan losses.

    Another component of earnings for the second quarter of 2000 was interest totaling $256,000 received on approximately $5.2 million in federal tax refunds.

    The following table presents the annualized return on average shareholders' equity and the annualized return on average assets for comparative periods of 2000 and 1999.

                                                  For the three months               For the six months
                                                      ended June 30,                    Ended June 30,
($000s)                                           2000             1999             2000             1999
-------------------------------------------------------------------------------------------------------------
Return on average assets                          0.76%           -0.91%            0.41%           -1.69%
Return on shareholders' equity                   14.40%          -16.94%            9.23%          -31.86%

Average assets                                $275,752         $414,692         $286,417         $421,101
Average shareholders' equity                  $ 14,609         $ 22,316         $ 12,693         $ 22,310

    Average assets for the quarter declined to $276 million for the second quarter of 2000, compared to $415 million for the second quarter of 1999. During 1999, the Company undertook a plan to reduce the assets of the Bank in seeking to improve its capital ratios. Likewise, for the first six months of 2000, average assets declined to $286 million from $421 million for the first six months of 1999. Average shareholders' equity declined from $22 million for the first six months of 1999 to $13 million for the first half of 2000 as the result of losses reported during 1999 and price depreciation on the investment portfolio classified as available for sale. The decline in market value in the available for sale portfolio is primarily attributable to higher interest rates which cause the price of bonds to decline.

NET INTEREST INCOME

     The primary source of revenue for the Company is net interest income which is the spread between income earned on assets and interest paid on deposits and borrowings used to fund those assets. Net interest income is affected by changes in interest rates, changes in the average maturities of interest earning assets and liabilities, and changes in the mix of assets and liabilities. Interest earning assets include total loans, investments carried at amortized cost and federal funds sold. Nonaccrual loans are included in average loan balances. Interest bearing liabilities include interest bearing deposits and other borrowings.

     Net interest income declined $540,000 for the second quarter of 2000 compared to the second quarter quarter of 1999. This decline resulted
substantially from a smaller earning asset base.   Average earning assets fell
from $385 million during the second quarter of 1999 to $255 million for the second quarter of 2000. The taxable equivalent net interest margin was 3.55% and 2.92% for the three months ended June 30, 2000 and 1999, respectively. The yield on earning assets increased from 7.19% to 7.70% and the cost of interest bearing liabilities fell from 4.55% to 4.50%.

     Net interest income declined $1,777,000 for the first six months of 2000 compared to the same period last year. The average earning asset base fell from $392 million for the first half of 1999 to $265 million for the first six months of 2000. The taxable equivalent net interest margin improved to 3.42% for the first six months of 2000 from 3.21% for the same period in 1999. The yield on earning assets increased from 7.50% to 7.57%, and the cost of interest bearing liabilities fell from 4.59% to 4.48%.


OTHER OPERATING INCOME

     Other operating income, excluding securities gains and losses, improved from $1,074,000 for the first six months of 1999 to $1,166,000 for the first half of 2000. For the quarter ended June 30, 2000, other operating income, excluding securities gains and losses, increased to $664,000 from $594,000 for the comparable quarter last year. Included in Other Income for the second quarter was $256,000 in interest received on federal tax refunds. For the second quarter of 2000, losses on sale of loans included a valuation adjustment totaling $55,000 to reduce the carrying value of loans classified as held for sale to estimated market value. Changes in various categories of other income are depicted in the table below.

                                                     Three months ended June 30,                 Six months ended June 30,
($000s)                                          2000          1999        % Change         2000          1999         % Change
--------------------------------------------------------------------------------------------------------------------------------
Trust fees                                      $ 105         $ 104            1.0%       $  214        $  232           -7.8%
Service charges on deposits                       200           237          -15.6%          407           424           -4.0%
Interest on federal tax refund                    256             0             na           256             0             na
Gain (loss) on sale of loans                      (53)            3        -1866.7%          (60)           25         -340.0%
Trading gains (losses)                              0            50         -100.0%            0           (10)         100.0%
Other income                                      156           200           22.0%          349           403          -13.4%
                                              -------------------------------------------------------------------------------
     Subtotal                                     664           594           11.8%        1,166         1,074            8.6%
Investment securities gains (losses)                1           (57)         101.8%            0           (17)         100.0%
                                              -------------------------------------------------------------------------------
     Total                                      $ 665         $ 537           23.8%       $1,166        $1,057           10.3%
                                              ===============================================================================

OPERATING EXPENSES

     The following table shows the dollar amounts and growth in various components of operating expenses.

                                               Three months ended June 30,            Six months ended June 30,
($000s)                                       2000       1999         % Change      2000       1999      % change
-----------------------------------------------------------------------------------------------------------------
Salaries and wages                          $  720        $  817        -11.9%      $1,509     $1,608        -6.2%
Employee benefits                              161           253        -36.4%         353        544       -35.1%
Occupancy expense                              199           222        -10.4%         414        473       -12.5%
Furniture and equipment expense                213           210          1.4%         430        439        -2.1%
Telecommunication expense                       38            52        -26.9%          92        107       -14.0%
Taxes other than payroll and real estate       (20)          126       -115.9%          11        229       -95.2%
Supplies and printing                           40            50        -20.0%          84        112       -25.0%
Insurance, including federal deposit
 insurance                                     170            25        580.0%         365         60       508.3%
Amortization of intangibles                      7            34        -79.4%          10         70       -85.7%
Legal fees                                     274           263          4.2%         536        292        83.6%
Consulting expense                               1           162        -99.4%          73        174       -58.0%
Examinations and audits                         76            62         22.6%         146        119        22.7%
Legal settlements                                2             0           na           12          0          na
Other (individually less than 1% of
 total income)                                 306           356        -14.0%         637        677        -5.9%
                                          -------------------------------------------------------------------------
   Total                                    $2,187        $2,632        -16.9%      $4,672     $4,904        -4.7%
                                          =========================================================================


     With the exception of three categories of expense, operating expenses were lower for the second quarter and the six months ended June 30, 2000, compared to the same periods last year. The expense categories that realized increases for these periods were insurance expense (including federal deposit insurance), legal fees, and examination and audit expense.

     Federal deposit insurance expense increased based upon a change in the Bank's risk classification with the insurance fund. With an increase in the Bank's capital ratios at June 30, 2000, based upon the Company's recent stock offering, the risk classification is expected to improve. However, it is unlikely that the insurance cost will be reduced until the first half of 2001 when capital ratios as of September 2000 will be used to assign the Bank's capital group for the January through June 2001 assessment period. The Company's fidelity bond, directors' and officers' liability policy and other related policies expired with Progressive Insurance during July 2000. New policies were obtained with other insurers and an option for coverage on prior acts was purchased from Progressive Insurance. The new policies do not provide coverage for acts occurring prior to the policies' effective dates. The annual cost for these coverages is approximately $100,000 higher than the former policies.

     Legal expenses for the six months ended June 30, 2000, totaled $536,000 net of $174,000 in legal fees recovered through proceeds received from the Schwartz
Homes Inc. bankruptcy settlement.   Of the $536,000 in expense for the first
half of 2000, $189,000 is related to regulatory matters; $176,000 is related to loan collection efforts; $111,000 is related to civil litigation against Progressive Insurance and William Wallace, former Executive Vice President and Chief Operating Officer of the Bank; $26,000 is related to a shareholder action against the Company, the Board of Directors and several officers of the Bank; and $34,000 is related to various other legal matters. The Company expects to incur significant legal expenses in future periods as well. For the first six months of 1999, legal expenses were $292,000.

     Examination and audit expense increased to $146,000 for the six months ended June 30, 2000 from $119,000 for the same period last year. In October 1999, the Company dismissed its former independent auditors and appointed Crowe, Chizek and Company, LLP to serve as its new independent auditors. The increase in this expense relates to this change as well as a surcharge assessed to the Bank by the Office of the Comptroller of the Currency for the cost of conducting its examinations.

INVESTMENT SECURITIES

     The amortized cost and estimated market values of securities available for sale at June 30, 2000 are as follows:

                                                                 Gross              Gross         Estimated
                                                               Amortized          Unrealized      Unrealized        Market
($000s)                                                           Cost              Gains          Losses           Value
--------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and obligations of
     U.S. Government corporations and agencies                  $  8,292             $  0         $  507          $  7,785
Obligations of states and political                               44,375               47          4,910            39,512
 subdivisions
Mortgage-backed securities                                        34,008               17            959            33,066
Collateralized mortgage obligations                               14,322                7            626            13,703
Corporate trust preferred securities                               3,104                0            317             2,787
Equity securities                                                  3,862               70            149             3,783
                                                             -------------------------------------------------------------
     Total                                                      $107,963             $141         $7,468          $100,636
                                                             =============================================================


     Market factors and prepayment speeds impact the yield and average lives of mortgage-backed securities.

     Rising interest rates cause bond prices to fall. Higher interest rates contributed to price depreciation in the Company's bond portfolio. Particularly affected are the municipal bonds because these bonds typically have longer maturities than other bonds within the portfolio resulting in higher market price depreciation. Unrealized losses in the investment portfolio are considered temporary based on the current interest rate environment.

     At June 30, 2000, the Company owned various bonds of a single issuer the amortized cost of which exceeded 10% of total shareholders' equity. These concentrations primarily occurred due to the decline in the Company's capital during 1999. The following table details the issuer, amortized cost and estimated market value of these bonds.

($000s)
                         Issuer                                  Amortized Cost         Market Value
-----------------------------------------------------------------------------------------------------
Privately Issued Collateralized Mortgage Obligations:
     Norwest Asset Securities Corporation                               $ 3,540               $ 3,359
General Obligations:
     Hampton Township, PA School District                                 4,337                 3,894
     Whisman, CA School District                                          2,358                 2,062
Revenue Bonds:
     Suburban Lancaster PA Sewer Authority                                2,834                 2,439
Equity Securities:
     Federal Home Loan Bank stock                                         2,919                 2,919
                                                               --------------------------------------

     Total                                                              $15,988               $14,673
                                                               ======================================

PROVISION AND ALLOWANCE FOR LOAN LOSSES

     The Corporation provides as an expense an amount which reflects incurred loan losses. This provision is based on the growth of the loan portfolio and on historical loss experience. The expense is called the provision for loan losses in the Consolidated Statement of Income. Actual losses on loans and leases are charged against the allowance built up on the Consolidated Balance Sheet through the provision for loan losses. The amount of loans actually removed as assets from the Consolidated Balance Sheets is referred to as charge-offs and, after netting out recoveries of previously charged-off assets, becomes net charge-offs.

     For the first half of 2000, $242,000 was added to the allowance and charged to expense compared to $7,606,000 in 1999. At June 30, 2000, the allowance for loan losses to total loans was 5.38% compared to 3.46% last year. The ratio of the Allowance for Loan Losses to non-performing assets was 68.85% at June 30, 2000. The following table details the Allowance for Loan Losses and also includes various loan charge-off statistics for 2000 and 1999.

                                                   Three months ended June 30,          Six months ended June 30,
($000s)                                               2000               1999           2000               1999
----------------------------------------------------------------------------------------------------------------
Balance, beginning of period                       $  6,369           $  6,681       $  9,702           $  5,475

Provision for possible loan losses                        0              1,871            242              7,606

Loans charged-off                                        87              1,955          3,681              6,484
Recoveries on loans previously  charged-off           1,223                335          1,242                335
                                               -----------------------------------------------------------------

     Net charge offs (recoveries)                    (1,136)             1,620          2,439              6,149

Balance, end of period                             $  7,505           $  6,932       $  7,505           $  6,932
                                               =================================================================

Loans outstanding                                  $137,768           $197,515       $137,768           $197,515
Average loans                                      $143,842           $203,093       $151,836           $203,160
Annualized net charge offs (recoveries)
 as a percent of:
   Average loans                                      -3.16%              3.19%          3.21%              6.05%
   Allowance for loan losses                         -60.55%             93.48%         65.02%            177.41%
Allowance for loan losses to:
   Total loans at end of period                        5.45%              3.51%          5.45%              3.51%
   Non-performing assets                              68.85%             68.05%         68.85%             68.05%

NON-PERFORMING ASSETS

     Non-performing assets consist of (1) non-accrual loans and debt securities on which the ultimate collectibility of the full amount of interest is uncertain, (2) loans past due ninety days or more as to principal or interest and (3) other real estate owned. A summary of non-performing assets follows:

Non-performing assets                            June 30,     Dec. 31,     June 30,
($000s)                                            2000         1999         1999
------------------------------------------------------------------------------------
Non-accrual loans                                  $10,750      $13,769      $ 9,963
Ninety days past due loans
   still accruing interest                              28          541           19
Other real estate owned                                121            0          205
                                             ---------------------------------------
     Total                                         $10,899      $14,310      $10,187
                                             =======================================

Restructured loans included
     in above totals                               $   503      $     0           30
Restructured loans in
     compliance with modified terms
     (not included in above totals)                $ 1,115      $ 1,046      $ 1,357

     Loans restructured and in compliance with modified terms are not included in total non-performing assets. Total non-performing assets were $10,899,000 or 4.05% of total assets at June 30, 2000 compared to $10,187,000 or
2.56% of total assets at June 30, 1999.

     In addition to the schedule of non-performing assets, management prepares a watch list consisting of loans which they have determined require closer monitoring to further protect the Company against loss. At June 30, 2000, the balance of loans and available credit classified by management as substandard due to delinquency, a change in financial position, or other factors and not included as non-performing assets totaled $16,842,000; loans classified as doubtful totaled $222,000.

     Impaired loans at June 30, 2000 compared to December 31, 1999 were as follows:


($000s)                                                               June 30, 2000        December 31, 1999
Impaired loans with no allocated allowance for loan losses                  $   875                  $   352
Impaired loans with allocated allowance for loan losses                      11,237                   13,930
                                                                      --------------------------------------
    Total                                                                   $12,112                  $14,282

Amount of the allowance for loan losses allocated                           $ 2,949                  $ 5,157

LOAN CONCENTRATIONS

     The Company uses the Standard Industry Code (SIC) system to determine concentrations of credit risk by industry. No aggregate loan balances based on a single SIC classification exceeded 10% of total loans.


     Loans and credit facilities available to the amusement industry (representing multiple SIC classifications) including amusement services and manufacturers of amusement rides and concession trailers totaled $9.7 million, or 6.9% of total loans, at June 30, 2000. Except for the amusement industry loans, the concentrations of credit occurred as a result of reductions in the Bank's Tier 1 capital. Tier 1 capital consists principally of shareholders' equity less goodwill and a portion of deferred tax assets. Other concentrations of credit as of June 30, 2000, are depicted in the table below based on the percentage of the Bank's Tier 1 capital. Concentrations exceeding 25% of Tier 1 capital are detailed below.

                                                                             As of June 30, 2000
                                                                      Loan Balance and          % of
($000s)                                                               Available Credit     Tier 1 Capital
---------------------------------------------------------------------------------------------------------
Amusement Industry-Services and Manufacturing                                     $9,682             52.4%
Commercial Apartments and Rentals                                                  5,940             32.2%
Commercial Office Buildings and Rentals                                            5,087             27.6%

CONSENT ORDER AND FEDERAL RESERVE BANK AGREEMENT

     As described in its annual Form 10-K, the Company and the Bank continue to operate under an agreement with the Federal Reserve Bank of Cleveland, the Company's primary regulator, and a Consent Order with the Office of the Comptroller of the Currency, the Bank's primary regulator. Each of the Company and the Bank has complied with or is taking steps designed to comply with all of the requirements imposed by its regulators. One of the provisions of the Consent Order requires that the Bank achieve and maintain a Tier 1 capital leverage ratio of at least 6.0%. At June 30, 2000, this requirement has been achieved.

CAPITAL RESOURCES

     The table below depicts the capital ratios for the Bank and for the Company on a consolidated basis as of June 30, 2000. In addition, the table depicts the regulatory requirements for classification as "adequately capitalized" under the regulatory guidelines for Prompt Corrective Action. Tier 1 capital consists principally of shareholders' equity less goodwill and a portion of deferred tax assets, while Tier 2 capital consists of certain debt instruments and a portion of the allowance for loan losses. Total capital consists of Tier 1 and Tier 2 capital. Under the Consent Order with the Office of the Comptroller of the Currency, the Bank will not be treated as "well capitalized" even if it achieves and maintains a Tier 1 capital leverage ratio of 5% (which would, absent the Consent Order, be the "well capitalized" standard) unless and until the Consent Order is terminated or modified to eliminate the capital requirement under the Consent Order. The Consent Order requires the Bank achieve and maintain a 6% Tier 1 leverage ratio.

                                                                                 For Capital
                                                       Actual                 Adequacy Purposes(1)
                                                 Amount        Ratio        Amount            Ratio
------------------------------------------------------------------------------------------------------
As of June 30, 2000:
Total risk based capital to risk weighted assets:
Consolidated                                     23,048        13.4%         13,709             8.0%
Bank                                             20,645        12.2%         13,527             8.0%

Tier 1 capital to risk weighted assets:
Consolidated                                     20,839        12.2%          6,855             4.0%
Bank                                             18,464        10.9%          6,764             4.0%

Tier 1 leverage ratio:
Consolidated                                     20,839         7.6%         10,987             4.0%
Bank                                             18,464         6.8%         10,902             4.0%(2)

(1) These are also the standards to be "adequately capitalized" under Prompt Corrective Action Provisions
(2) The Consent Order requires a 6% Tier 1 leverage ratio.

     On June 30, 2000, the Company completed a recapitalization plan it began in November 1999 with the sale of $1.65 million of convertible stock to its Board of Directors, which stock was subsequently converted into 825,000 shares of the Company's common stock based on a common stock price of $2.00 per share. In February 2000, the Company commenced the first of two successive public offerings. In the initial offering, which closed in April 2000, the Company sold 2,040,869 shares of common stock at $2.00 per share and received $4.1 million in gross offering proceeds. In the second offering, which began in May 2000 and closed in June 2000, the Company sold 3,000,000 shares of common stock, also at $2.00 per share. The Company received $6.0 million in gross offering proceeds in this fully subscribed follow-on offering.

     In this recapitalization, the Company issued a total of 5,864,869 shares of its common stock and received $11.7 million in aggregate gross offering proceeds. After payment of aggregate offering costs of approximately $700,000, the Company applied the net offering proceeds of $11.0 million to increase the Bank's capital. As a result, the Bank's unaudited Tier 1 capital leverage ratio of 6.8% at June 30, 2000, exceeded the 6.0% Tier 1 capital leverage ratio required by the Office of the Comptroller of the Currency in the Consent Order issued to the Bank in August 1999. The Consent Order requires the Bank to maintain a 6.0% Tier 1 capital leverage ratio for as long as the Consent Order continues in effect.

LIQUIDITY

     The Company meets its liability-based needs through the operation of the Bank's branch banking network that gathers demand and retail time deposits. The Bank also acquires funds through repurchase agreements and overnight federal funds that provide additional sources of liquidity. Average total deposits were $226.7 million for the second quarter of 2000 compared to $290.3 million for the second quarter of 1999. For the six months ended June 30, 2000, average deposits were $234.8 million versus $296.0 million for the first half of 1999. At the end of January 1999, the Bank sold its Jewett, Ohio branch deposits totaling approximately $10 million. The average deposit balance of a single, public depository declined by $13.6 million from the first half of 1999 compared to the first six months of 2000.

     At June 30, 2000, total loans outstanding had declined by $27.4 million since the end of 1999. As a result, the funding needs of the Bank to support current loan demand has declined.

     The Asset/Liability Committee meets weekly to monitor the funding position of the Bank and to adjust offered rates on Bank products when appropriate.

     The Bank also has secured and unsecured lines of credit with various correspondent banks totaling $5,100,000 which may be used as an alternative funding source; at June 30, 2000, none of these lines were utilized.

     At June 30, 2000, the Bank had an unused credit line with the Federal Home Loan Bank of Cincinnati (FHLB) for $17 million. Credit facilities at the FHLB are subject to certain collateral requirements.

FORWARD-LOOKING STATEMENTS

     Management has made statements in this document that are forward-looking statements. One can identify these statements by forward-looking words such as "may," "will," "intend," "expect," "anticipate," "believe," "estimate," and "continue" or similar words. Forward-looking statements may also use different phrases. Forward-looking statements address, among other things, (1) the Company's expectations; (2) projections of the Company's future results of operations or of its financial condition; or (3) other "forward looking" information.

     Management believes it is important to communicate the Company's expectations to its shareholders. However, events may occur that the Company is not able to predict accurately or which it does not fully control that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including:

     . The Company's or the Bank's inability to maintain adequate levels of capital, as required by the Office of the Comptroller of the Currency or the Federal Reserve Bank of Cleveland.

     . the need to recognize loan losses or create additional loan loss reserves due to additional problem loans.

     . unforeseen adverse conditions in businesses or financial condition of the Bank's borrowers.

     . changes in general economic and business conditions and in the banking industry in particular.

     . changes in banking regulations.


ITEM 3-QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     In April 2000, the Company filed a civil action in the Circuit Court of Ohio County, West Virginia against Progressive Casualty Insurance Company of Ohio and a former bank officer. The bank is seeking payment of a financial institution bond issued by Progressive to the Company with a face amount of $4.75 million. Progressive has declined to honor the bond claim. The bond provides coverage to the bank for losses resulting from the dishonest and fraudulent acts committed by an employee acting alone or in collusion with others. In addition to demanding the

$4.75 million judgment, the Company is seeking judgment against Progressive and William Wallace, former chief operating officer of the Company, for compensatory damages of $10 million and punitive damages of $15 million for total damages of $25 million. In July 2000, this case was transferred to the United States District Court for the Northern District of West Virginia upon a motion filed by Progressive. Progressive subsequently filed a motion to transfer venue of the case to the United States District Court for the Southern District of Ohio, the situs for other litigation involving the parties. This motion is presently under consideration by the West Virginia District Court.

Item 2.  Changes in securities and use of proceeds

Recent Sale of Securities

     In November 1999, 10 directors purchased $1.65 million of Series A Convertible Preferred Stock which were converted in April 2000 into 825,000 shares of common stock at a price of $2.00 per share. These shares are treated as "restricted securities" as that term is defined in Rule 144 under the Securities Act of 1933. The Series A Convertible Preferred Stock was issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933 and rules thereunder. The common stock issued upon the conversion of the Series A Convertible Preferred Stock was issued pursuant to the exemption from registration under Section 3(a)(9) of the Securities Act of 1933.

     The Company recently concluded two offerings of its $0.25 par value Common Stock. The first offering (Commission file number 333-91035) commenced February 7, 2000 and concluded April 14, 2000. The effective date of the SEC registration statement for which the use of proceeds information is being disclosed was February 4, 2000. The second offering (Commission file number 333-36472) commenced May 17, 2000 and concluded June 30, 2000. The effective date of the SEC registration statement for this offering was May 17, 2000. All shares were issued at a price of $2.00 per share.

     Gross offering proceeds were $4,080,000 and $6,000,000 for the first and second offerings, respectively.

     The cost of the first offering was $196,000 and there were no finders' fees or commissions paid. There were no direct of indirect payments to directors, officers, or affiliates of the Company.

     The cost of the second offering was $555,000 including a selling commission
of $450,000 paid to Beaconsfield Financial Services, Inc.   Following the
conclusion of the offering, David Giffin, who is a registered representative of Beaconsfield Financial Service, Inc., was appointed to the Bank's Board of Directors and has been nominated to serve on the Company's Board of Directors. No other direct or indirect payments were made to directors, officers or affiliates of the Company.

     The net offering proceeds were $3,883,000 for the first offering and $5,446,000 for the second offering. Common shares issued were 2,039,869 shares for the first offering and 3,000,000 shares for the second offering. The net proceeds of both offerings were used to increase the Tier 1 Capital of the Bank.

Item 3.  Defaults upon senior securities

None

Item 4.  Submission of matters to a vote of security shareholders

None

Item 5.  Other information

None

Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits.

    27.  Financial Data Schedule

  (b) Reports on Form 8-K.

None

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Belmont Bancorp.
                                         (Registrant)



                                         /s/Wilbur Roat
                                         By:  Wilbur Roat
                                              President & CEO



                                         /s/Jane Marsh
                                         By:  Jane Marsh
                                              Secretary
                                              (Principal Financial and
                                              Accounting Officer)


August 14, 2000