Form 10-Q
period 2000-09-30
BELMONT BANCORP
filed 2000-11-13
CIK 726294

                                 United States
                       Securities and Exchange Commision
                            Washington, D.C. 20549

                                   FORM 10-Q

[X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2000
                               ------------------
                                       or
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____________________ to _______________________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days.   X   Yes  ___No
                                          ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.:

                        Common Stock, $0.25 par value,
                         11,101,403 shares outstanding
                            as of November 8, 2000

                                   FORM 10-Q
                               BELMONT BANCORP.
                              September 30, 2000

                                     INDEX

Part I.  Financial information

Management's report on financial statements                                  3

Item 1 - Financial Statements:

         Consolidated Balance Sheets - September 30, 2000 and
                 December 31, 1999                                           4

         Consolidated Statements of Income-Three Months Ended
                 September 30, 2000 and September 30, 1999                   5

         Consolidated Statements of Income-Nine Months
                 Ended September 30, 2000 and September 30, 1999             6

         Condensed Consolidated Statements of Cash Flows-Nine Months
                 Ended September 30, 2000 and September 30, 1999             7

         Consolidated Statements of Changes in Shareholders' Equity
                 Three Months Ended September 30, 2000 and
                 September 30, 1999
                 Nine Months Ended September 30, 2000 and
                 September 30, 1999                                          8

         Notes to the Consolidated Financial Statements                      9

Item 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                              13

Item 3 - Quantitative and Qualitative Disclosures about Market Risk         21

Part II - Other Information

Item 1 - Legal Proceedings                                                  23
Item 2 - Changes in Securities                                              24
Item 3 - Defaults upon Senior Securities                                    24
Item 4 - Submission of Matters to a Vote of Security Holders                24
Item 5 - Other Information                                                  25
Item 6 - Exhibits and Reports on Form 8-K                                   25
Signature                                                                   25

PART I - FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS

     The following consolidated financial statements and related notes of Belmont Bancorp. and subsidiaries (the "Company") were prepared by management, which has the primary responsibility for the integrity of the financial information. The statements are prepared in conformity with generally accepted accounting principles appropriate in the circumstances, and include amounts that are based on management's best estimates and judgments. Financial information elsewhere in the quarterly report is prepared on a basis consistent with that in the financial statements.

     In meeting its responsibility for the accuracy of the financial statements, management relies on the Company's comprehensive system of internal accounting controls. This system is intended to provide reasonable assurance that assets are safeguarded and transactions are recorded to permit the preparation of appropriate financial information. The system of internal controls is characterized by an effective control-oriented environment within the Company which is augmented by written policies and procedures, internal audits and the careful selection and training of qualified personnel.

     The functioning of the accounting system and related internal accounting controls is under the general oversight of the Audit Committee of the Board of Directors, which is comprised of six outside directors. The accounting system and related controls are reviewed by a program of internal audits and by the Company's independent accountants. The Audit Committee meets regularly with the contract internal auditor and the independent public accountants to review the work of each and ensure that each group is properly discharging its responsibilities. In addition, the Committee reviews and approves the scope and timing of the internal and external audits and any findings with respect to the system of internal controls. Reports of examinations conducted by federal regulatory agencies are also reviewed by the Committee.

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Belmont Bancorp. and its subsidiaries, Belmont National Bank (the "Bank") and Belmont Financial Network.

Belmont Bancorp. and Subsidiaries
Consolidated Balance Sheets
(Unaudited) ($000s except per share amounts)

                                                          September 30,  December 31,
                                                              2000           1999
Assets

  Cash and due from banks                                  $   9,121      $  15,439
  Federal funds sold                                          12,790          2,025
  Loans held for sale                                            427          1,845
  Securities available for sale at fair value                100,677        110,692
  Loans                                                      132,511        165,134
  Less allowance for loan losses                              (7,682)        (9,702)
                                                           ------------------------
      Net loans                                              124,829        155,432
  Premises and equipment, net                                  6,856          7,263
  Deferred federal tax assets                                  8,095          8,823
  Cash surrender value of life insurance                       4,344          4,196
  Federal taxes receivable                                         -          5,411
  Accrued income receivable                                    1,614          1,751
  Other assets                                                 3,457          2,890
                                                           ------------------------
      Total assets                                         $ 272,210      $ 315,767
                                                           ========================

Liabilities

  Non-interest bearing deposits:
      Demand                                               $  23,790      $  28,685
  Interest-bearing deposits:
      Demand                                                  22,815         28,456
      Savings                                                 66,065         77,403
      Time                                                   111,846        120,888
                                                           ------------------------
      Total deposits                                         224,516        255,432
  Securities sold under repurchase agreements                  1,590          6,093
  Federal funds purchased and other short-term borrowings          -         19,740
  Long term borrowings                                        20,000         20,000
  Accrued interest on deposits and other borrowings              755            747
  Other liabilities                                            1,983          2,524
                                                           ------------------------
      Total liabilities                                      248,844        304,536
                                                           ------------------------

Shareholders' Equity

  Preferred stock - authorized 90,000 shares with
  no par value; issued and outstanding, 16,500 shares
  of Series A convertible preferred stock at 12/31/99              -          1,650
  Common stock  - $0.25 par value, 17,800,000 shares
  authorized; 11,153,195 shares issued at 9/30/00;
  5,288,326 shares issued at 12/31/99                          2,788          1,321
  Additional paid-in capital                                  17,414          7,904
  Treasury stock at cost (51,792 shares)                      (1,170)        (1,170)
  Retained earnings                                            8,225          7,129
  Accumulated other comprehensive loss                        (3,891)        (5,603)
                                                           ------------------------
      Total shareholders' equity                              23,366         11,231
                                                           ------------------------
      Total liabilities and shareholders' equity           $ 272,210      $ 315,767
                                                           ------------------------

See the notes to the consolidated financial statements.

Belmont Bancorp. and Subsidiaries
Consolidated Statements of Income
(Unaudited) ($000s except per share amounts)
For the Three Months Ended September 30
                                                       2000        1999
Interest Income
    Loans:
      Taxable                                         $3,136    $  3,777
      Tax-exempt                                          61          72
    Securities:
      Taxable                                          1,016       1,679
      Tax-exempt                                         535         535
    Dividends                                             58          93
    Interest on federal funds sold                       115         118
                                                      ------------------
      Total interest income                            4,921       6,274
                                                      ------------------


Interest Expense

    Deposits                                           2,282       2,698
    Other borrowings                                     278       1,268
                                                      ------------------
      Total interest expense                           2,560       3,966
                                                      ------------------

      Net interest income                              2,361       2,308
    Provision for loan losses                              -       5,784
                                                      ------------------
      Net interest income (loss) after provision
      for loan losses                                  2,361      (3,476)
                                                      ------------------


Noninterest Income

    Trust fees                                            77          91
    Service charges on deposits                          215         237
    Other operating income                               304         216
    Securities losses                                      -         (65)
    Gain on sale of loans and loans held for sale         16         140
                                                      ------------------
      Total noninterest income                           612         619
                                                      ------------------


Noninterest Expense

   Salary and employee benefits                        1,057         764
   Net occupancy expense of premises                     205         212
   Equipment expenses                                    210         234
   Other operating expenses                            1,048       2,001
                                                      ------------------
      Total noninterest expense                        2,520       3,211
                                                      ------------------

      Income (loss) before income taxes                  453      (6,068)
Income Tax Benefit                                       (57)     (2,202)
                                                      ------------------
      Net income (loss)                               $  510     ($3,866)
                                                      ==================


Basic and diluted earnings (loss) per common share     $0.05      ($0.74)

See the notes to the consolidated financial statements.

Belmont Bancorp. and Subsidiaries
Consolidated Statements of Income
(Unaudited)  ($000s except per share amounts)
For the Nine Months Ended September 30

                                                             2000     1999
Interest Income

   Loans:
     Taxable                                               $ 9,075   $12,808
     Tax-exempt                                                196       214
   Securities:
     Taxable                                                 3,146     5,366
     Tax-exempt                                              1,604     1,450
   Dividends                                                   172       273
   Interest on trading securities                                -        86
   Interest on federal funds sold                              157       166
                                                           -----------------
     Total interest income                                  14,350    20,363
                                                           -----------------

Interest Expense

   Deposits                                                  6,766     8,337
   Other borrowings                                          1,257     3,975
                                                           -----------------
     Total interest expense                                  8,023    12,312
                                                           -----------------

     Net interest income                                     6,327     8,051
   Provision for loan losses                                   242    13,390
                                                           -----------------
     Net interest income (loss) after provision
     for loan losses                                         6,085    (5,339)
                                                           -----------------

Noninterest Income

   Trust fees                                                  291       323
   Service charges on deposits                                 622       661
   Interest on federal tax refund                              256         -
   Other operating income                                      653       619
   Trading losses                                                -       (10)
   Securities losses                                             -       (82)
   Gain (loss) on sale of loans and loans held for sale        (44)      165
                                                           -----------------
     Total noninterest income                                1,778     1,676
                                                           -----------------


Noninterest Expense

   Salary and employee benefits                              2,919     2,917
   Net occupancy expense of premises                           619       685
   Equipment expenses                                          640       673
   Other operating expenses                                  3,014     3,840
                                                           -----------------
     Total noninterest expense                               7,192     8,115
                                                           -----------------

     Income (loss) before income taxes                         671   (11,778)
Income Tax Benefit                                            (425)   (4,358)
                                                           ------------------
     Net income (loss)                                     $ 1,096  ($ 7,420)
                                                           ==================


Basic and diluted earnings (loss) per common share         $  0.14  ($  1.42)

See the notes to the consolidated financial statements.

Belmont Bancorp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited) ($000s)
For the Nine Months Ended September 30, 2000 and 1999

                                                       2000       1999
                                                    --------------------
Cash from operating activities                      $  7,965  ($  1,387)

Investing Activities
Proceeds from:
  Maturities and calls of securities                   2,005      6,187
  Sales of securities available for sale               3,799     32,672
  Principal collected on mortgage-backed securities    8,332     36,661
  Sales of loans                                       2,178      7,209
  Sales of other real estate owned                        39          0
  Sales of premises and equipment                          9          0
Purchases of:
  Securities available for sale                       (1,531)   (36,900)
  Premises and equipment                                (105)      (540)
Changes in:
  Federal funds sold                                 (10,765)    (5,510)
  Loans                                               27,588      7,830
                                                    -------------------
Cash from investing activities                        31,549     47,609
                                                    -------------------

Financing Activities
Proceeds from:
  Issuance of common stock                             9,327          0
  Issuance of treasury stock                               0        280
Payments on long-term debt                                 0    (15,790)
Dividends paid on common stock                             0       (626)
Sale of branch deposits                                    0    (10,311)
Changes in:
  Deposits                                           (30,916)   (15,748)
  Repurchase agreements                               (4,503)      (850)
  Short-term borrowings                              (19,740)    (3,950)
                                                    -------------------
Cash from financing activities                       (45,832)   (46,995)
                                                    -------------------

Increase (Decrease) in Cash and Cash Equivalents      (6,318)      (773)
Cash and Cash Equivalents, Beginning of Year          15,439      9,439
                                                    -------------------
Cash and Cash Equivalents at September 30           $  9,121   $  8,666
                                                    ===================

     Cash payments for interest totaled $8,015,000 and $12,353,000 for the nine months ended September 30, 2000 and 1999, respectively. Cash payments for taxes were $383,000 for the first nine months of 1999; no payments for taxes were made during 2000. The Company received a federal tax refund including interest of $5,952,000 for the nine months ended September 30, 2000.

     Transfers from loans to other real estate owned totaled $561,000 and $160,000 for the nine months ended September 30, 2000 and 1999, respectively.

See the notes to the consolidated financial statements.

Belmont Bancorp. and Subsidiaries
Consolidated Statements of Shareholders' Equity
(Unaudited) ($000s)

                                                          Three Months Ended
                                                            September 30,
                                                           2000       1999
                                                        ---------------------

Balance at beginning of period                          $ 21,913   $ 19,589
Comprehensive income (loss):
 Net income (loss)                                           510     (3,866)
 Change in net unrealized gain (loss) on securities
  available for sale, net of reclassification and
  tax effects                                                945     (2,056)
                                                        -------------------

   Total comprehensive income (loss)                       1,455     (5,922)

Adjustment to net proceeds received on stock offering         (2)         -
                                                        -------------------
Balance at end of period                                $ 23,366   $ 13,667
                                                        ===================



                                                          Nine Months Ended
                                                            September 30,
                                                           2000       1999
                                                        ---------------------

Balance at the beginning of the period                  $ 11,231   $ 25,364
Comprehensive income (loss):
 Net income (loss)                                         1,096     (7,420)
 Change in net unrealized gain (loss) on securities
  available for sale, net of reclassification and
  tax effects                                              1,712     (3,931)
                                                        -------------------

   Total comprehensive income (loss)                       2,808    (11,351)

Dividends declared ($0.12 per share for 1999)                  -       (626)
Treasury stock issued                                          -        280
Common stock issued                                        9,327          -
                                                        -------------------
Balance at end of period                                $ 23,366   $ 13,667
                                                        ===================



See the notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

   The foregoing financial statements are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. A summary of the Company's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates particularly subject to change would include the allowance for loan losses, deferred taxes, fair value of financial instruments, and loss contingencies.

   Internal financial information is primarily reported and aggregated in the banking line of business.

     The average number of shares outstanding used to compute basic and diluted earnings per share was as follows:

   For the three months ended September 30, 2000    11,101,403 shares
   For the three months ended September 30, 1999     5,236,534 shares

   For the nine months ended September 30, 2000      7,998,709 shares
   For the nine months ended September 30, 1999      5,235,059 shares

2. Related party transactions

   The Company's and its Subsidiaries' directors and officers and their associates were customers of, and had other transactions with the Bank in the ordinary course of business during 2000. In management's opinion, all loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility.

3. Loans and Allowance for Loan Losses

   Loans outstanding are as follows:

                                               September 30, December 31,
($000s)                                            2000          1999
Real estate-construction                            $ 12,272       $    108
Real estate-mortgage                                  42,232         45,944
Real estate-secured by
 nonfarm, nonresidential property                     20,681          9,033
Commercial, financial and agricultural                49,369         96,730
Obligations of political subdivisions in the U.S.      3,024          3,181
Installment and credit card loans to
 individuals                                           4,933         10,138
                                                    -----------------------
  Loans receivable.                                 $132,511       $165,134
                                                    =======================

   Non-accruing loans amounted to $9,531,000 and $13,769,000 at September 30, 2000 and December 31, 1999, respectively. Loans past due 90 days and still accruing interest were $102,000 and $541,000 at September 30, 2000 and December 31, 1999, respectively.

   Impaired loans were as follows:

($000s)                                                    September 30, 2000 December 31, 1999
Impaired loans with no allocated allowance for loan losses            $    60           $   352
Impaired loans with allocated allowance for loan losses                 9,731            13,930
                                                           ------------------------------------
 Total                                                                $ 9,791           $14,282

Average impaired loans                                                $12,176           $12,839

Amount of the allowance for loan losses allocated                     $ 2,616           $ 5,157

Interest income recognized during impairment                          $     0           $     0
Cash basis interest recognized                                              0                 0

Activity in the allowance for loan losses is summarized as follows:

                                                              September 30,                       September 30,
($000s)                                                    2000          1999                  2000           1999
 -------------------------------------------------------------------------------------------------------------------
Balance, beginning of period                              $7,505        $ 6,932               $9,702         $ 5,475

Provision for loan losses                                      0          5,784                  242          13,390

Loans charged-off                                            197          2,748                3,878           9,177
Recoveries on loans previously charged-off                   374             48                1,616             328
                                              ----------------------------------------------------------------------
  Net charge offs (recoveries)                              (177)         2,700                2,262           8,849
                                              ----------------------------------------------------------------------


Balance, end of period                                    $7,682        $10,016               $7,682         $10,016
                                              ======================================================================

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

      In this recapitalization, the Company issued a total of 5,864,869 shares of its common stock and received $11.7 million in aggregate gross offering proceeds. After payment of aggregate offering costs of approximately $700,000, the Company applied the net offering proceeds of $11.0 million to increase the Bank's capital. As a result, the Bank's unaudited Tier 1 capital leverage ratio of 6.8% at June 30, 2000, exceeded the 6.0% Tier 1 capital leverage ratio required by the Office of the Comptroller of the Currency in the Consent Order issued to the Bank in August 1999. The Consent Order requires the Bank to maintain a 6.0% Tier 1 capital leverage ratio for as long as the Consent Order continues in effect. The Bank's unaudited Tier 1 leverage ratio at September 30, 2000, was 7.1%.

5. Regulatory Matters

     As described in its annual Form 10-K, the Company and the Bank continue to operate under an agreement with the Federal Reserve Bank of Cleveland, the Company's primary regulator, and a Consent Order with the Office of the Comptroller of the Currency, the Bank's primary regulator. Each of the Company and the Bank has complied with or is taking steps designed to comply with all of the requirements imposed by its regulators. One of the provisions of the Consent Order requires that the Bank achieve and maintain a Tier 1 capital leverage ratio of at least 6.0%. This requirement was achieved by June 30, 2000.

6. Litigation

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

     Progressive declined to honor these claims and, in December 1999, filed an action in the United States District Court for the Southern District of Ohio, Eastern Division asking the court to issue a declaratory judgment declaring that Progressive is not liable under either the directors and officers liability policy or the fidelity bond policy. In September 2000, the court granted the Company's motion to dismiss the declaratory judgment action. Progressive had also asked this court, if Progressive is found to be liable under these policies, to determine whether the Bank or other parties who have sued the Bank in separate actions are entitled to the insurance proceeds. Progressive has deposited with the court bonds in the aggregate amount of $7.75 million, which amount Progressive believes is sufficient to satisfy any liabilities under the policies in respect of this interpleader claim. This interpleader claim remains before the court. The Company intends to vigorously seek recoveries under the insurance policies sold to the Company by Progressive.

     In October 1999, James John Fleagane, a shareholder of the Company, filed an action against the Company, the Bank and certain of the Company's and the Bank's current and former officers and directors in the Circuit Court of Ohio County, West Virginia. The plaintiff alleges, among other things, that the Bank and its directors and officers negligently transacted and administered various loans with respect to Schwartz Homes, Inc. and customers of Schwartz. The plaintiff seeks damages for the loss in value of his stock and other compensatory and punitive damages in an unspecified amount and requests class action certification for the common shareholders of the Company. The court denied the Company's motion to dismiss this case in July 2000. In August 2000, the plaintiff filed an amended complaint, as to which the Company has filed an answer, affirmative defenses and cross-claims against the Company's former accountants, S.R. Snodgrass, A.C. and a principal thereof, and against J. Vincent Ciroli, Jr., formerly the Company's President and Chief Executive Officer. The parties are currently in the discovery phase of this case. The Company intends to vigorously defend this action.

     The Bank is a defendant in litigation brought in October 1999 by Beall Homes, Inc., John B. Beall, and Peggy F. Beall in the Court of Common Pleas, Belmont County, Ohio. Plaintiffs seek a declaratory judgment that certain warrants of attorney which appear on promissory notes evidencing loans between the Bank and Beall Homes, Inc. (and guaranteed by John B. Beall and Peggy F. Beall) are invalid. Plaintiffs assert claims of breach of a duty of good faith in connection with the Bank's grant of three loans to Beall Homes, fraud and breach of fiduciary duty allegedly through floor plan financing, dominating and controlling plaintiff's business, wrongful set-off and conversion of the Beall Homes account, wrongful dishonor of certain customer checks of plaintiff, wrongful set-off and conversion of the mortgage account of John B. Beall, and intentional infliction of emotional distress. Plaintiffs seek compensatory and punitive damages in an amount in excess of $25,000 and a declaration that they are not in default of any of their loans, that the warrants of attorney are invalid, that the Bank is required to provide plaintiffs with an accounting of the manner in which payments made by plaintiffs have been applied by the Bank, and other relief. The Bank has filed a counterclaim for monetary damages and has filed a petition for involuntary bankruptcy against Beall Homes. The Bank's counterclaims against Beall Homes have been stayed pending resolution of the involuntary bankruptcy petition. The Bank intends to vigorously defend this action and prosecute its own claims.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SUMMARY

     For the nine months ended September 30, 2000, Belmont Bancorp. earned $1,096,000, or $0.14 per common share, compared to a loss of $7,420,000, or a loss of $1.42 per common share, for the first nine months of 1999. For the quarter ended September 30, 2000, the Company earned $510,000, or $0.05 per common share, compared to a loss of $3,866,000, or a loss of $0.74 per common share for the third quarter of 1999.

     Earnings before income tax benefits were $453,000 for the three months ended September 30, 2000, and $671,000 for the nine months ended September 30, 2000. Losses reported during 1999 were the result of loan loss provisions.

     On March 16, 2000, a confirmation order was approved by the court in the Schwartz Homes, Inc. bankruptcy. For the nine months ended September 30, 2000, the Bank has received settlement proceeds of $2.9 million of which $1.2 million was applied to the remaining credit exposure for the Schwartz homebuilder loans, $1.5 million was recorded as recoveries in the allowance for loan losses, and the remaining funds were recorded as recovery of legal expenses.

     For the third quarter, loan interest income included a one time adjustment of $175,000 in interest related to a loan modification agreement entered into during the third quarter involving a commercial loan participation with the United States Department of Agriculture.

     The following table presents the annualized return on average shareholders' equity and the annualized return on average assets for comparative periods of 2000 and 1999.

                                   For the three months    For the nine months
                                    ended September 30,     ended September 30,
($000s)                             2000           1999     2000           1999
--------------------------------------------------------------------------------

Return on average assets             0.75%      -3.89%       0.52%       -2.39%
Return on shareholders' equity       9.11%     -80.67%       9.17%      -46.53%

Average assets                    $270,357    $397,457     $281,125    $413,220
Average shareholders' equity      $ 22,404    $ 19,169     $ 15,930    $ 21,263

     Average assets for the quarter declined to $270 million for the third quarter of 2000, compared to $397 million for the third quarter of 1999. During 1999, the Company undertook a plan to reduce the assets of the Bank in seeking to improve its capital ratios. Likewise, for the first nine months of 2000, average assets declined to $281 million from $413 million for the first nine months of 1999. Average shareholders' equity declined from $21 million for the first nine months of 1999 to $16 million for the first nine months of 2000 as the result of losses reported during 1999 and price depreciation on the investment portfolio classified as available for sale. The decline in market value in the available for sale portfolio is primarily attributable to higher interest rates which cause the price of bonds to decline.

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

     Net interest income on a taxable equivalent basis increased $48,000 for the third quarter of 2000 compared to the third quarter quarter of 1999. Average earning assets fell from $370 million during the third quarter of 1999 to $251 million for the third quarter of 2000. The yield on earning assets increased from 7.01% to 8.18% and the cost of interest bearing liabilities rose from 4.52% to 4.56%. The taxable equivalent net interest margin was 4.14% and 2.76% for the three months ended September 30, 2000 and 1999, respectively. Of the 8.18% yield on earning assets, 28 basis points (or 0.28%) was related to the $175,000 adjustment for loan interest referred to in the Results of Operations Summary above.

     Net interest income on a taxable equivalent basis declined $1,684,000 for the first nine months of 2000 compared to the same period last year. The average earning asset base fell from $384 million for the first nine months of 1999 to $261 million for the first nine months of 2000. The yield on earning assets increased from 7.35% to 7.77%, and the cost of interest bearing liabilities fell from 4.56% to 4.50%. The taxable equivalent net interest margin improved to 3.66% for the first nine months of 2000 from 3.07% for the same period in 1999.

OTHER OPERATING INCOME

     Other operating income, excluding securities gains and losses, improved from $1,758,000 for the first nine months of 1999 to $1,778,000 for the first nine months of 2000. For the quarter ended September 30, 2000, other operating income, excluding securities gains and losses, decreased to $612,000 from $684,000 for the comparable quarter last year. Changes in various categories of other income are depicted in the table below.

                                                Three months ended September 30,        Nine months ended September 30,
($000s)                                          2000          1999     % Change        2000        1999         % Change
-----------------------------------------------------------------------------------------------------------------------------

Trust fees                                      $  77         $  91          -15.4%       $  291        $  323           -9.9%
Service charges on deposits                       215           237           -9.3%          622           661           -5.9%
Interest on federal tax refund                      0             0             na           256             0             na
Gain (loss) on sale of loans and
     loans held for sale                           16           140          -88.6%          (44)          165         -126.7%
Trading gains (losses)                              0             0             na             0           (10)         100.0%
Other income                                      304           216           40.7%          653           619            5.5%
                                        ---------------------------                 --------------------------

     Subtotal                                     612           684          -10.5%        1,778         1,758            1.1%
Investment securities gains (losses)                0           (65)         100.0%            0           (82)         100.0%
                                        ---------------------------                 --------------------------
     Total                                      $ 612         $ 619           -1.1%       $1,778        $1,676            6.1%
                                        ===========================                 ==========================

y

OPERATING EXPENSES

  The following table shows the dollar amounts and percentage changes in various components of operating expenses.

                                            Three months ended September 30,                Nine months ended Septemer 30
($000s)                                     2000           1999   % Change                  2000          1999   % change
---------------------------------------------------------------------------------------------------------------------------

Salaries and wages                        $  802         $  678              18.3%        $2,311        $2,286          1.1%
Employee benefits                            255             88             189.8%           608           632         -3.8%
Occupancy expense                            205            212              -3.3%           619           685         -9.6%
Furniture and equipment expense              210            234             -10.3%           640           673         -4.9%
Telecommunication expense                     45             55             -18.2%           137           162        -15.4%
Taxes other than payroll and real
 estate                                        8            (79)            110.1%            19           150        -87.3%
Supplies and printing                         39             53             -26.4%           123           165        -25.5%
Insurance, including federal deposit
 insurance                                   208             48             333.3%           573           108        430.6%
Amortization of intangibles                    0             34            -100.0%            10           104        -90.4%
Legal fees                                   325            610             -46.7%           861           902         -4.5%
Consulting expense                             9            707             -98.7%            82           881        -90.7%
Examinations and audits                      123            118               4.2%           269           237         13.5%
Other (individually less than 1% of
 total income)                               291            453             -35.8%           940         1,130        -16.8%
                                     --------------------------------------------------------------------------------------
   Total                                  $2,520         $3,211             -21.5%        $7,192        $8,115        -11.4%
                                     ======================================================================================

          Employee benefits recorded during the third quarter of 2000 reflected an increase of $167,000 primarily because a liability for a profit sharing contribution totaling $164,000 was reversed during the third quarter of 1999. Employee benefits recorded during the third quarter of 2000 also included relocation expenses for the Company's president and chief executive officer and an accrual for unpaid compensated absences for employees.

          Taxes (other than payroll and real estate) were reduced by $188,000 during the third quarter of 1999 for amended state tax returns filed based on net operating loss carrybacks.

          Federal deposit insurance expense increased based upon a change in the Bank's risk classifation with the insurance fund. With an increase in the Bank's capital ratios based upon the Company's recent stock offering, the risk classification is expected to improve. However, the insurance cost will not be reduced until the first half of 2001 when capital ratios as of September 2000 will be used to assign the Bank's capital group for the January through June 2001 assessment period. The Company's fidelity bond, directors' and officers' liability policy and other related policies expired with Progressive Insurance during July 2000. New policies were obtained with other insurers, and an option for coverage on prior acts was purchased from Progressive Insurance. The new policies do not provide coverage for acts occurring prior to the policies' effective dates. The annual cost for these coverages is approximately $100,000 higher than the former policies.

          Consulting expenses fell from $881,000 for the first nine months of 1999 to $82,000 for the first nine months of 2000. During 1999, the Company had retained an interim management group to provide executive management services subsequent to the resignations of the Company's former chief operating officer and the former president and chief executive officer in March 1999 and June 1999, respectively.

          Legal expenses for the nine months ended September 30, 2000, totaled $861,000 net of $189,000 in legal fees recovered through proceeds received from the Schwartz Homes Inc. bankruptcy settlement. Of the $861,000 in expense for the first nine months of 2000, $268,000 is related to regulatory matters; $331,000 is related to lending and loan collection efforts;

$151,000 is related to civil litigation against Progressive Insurance and William Wallace, former Executive Vice President and Chief Operating Officer of the Bank; $39,000 is related to a shareholder action against the Company, the Board of Directors and several officers of the Bank; and $72,000 is related to various other legal matters. The Company expects to incur significant legal expenses in future periods as well. For the first nine months of 1999, legal expenses were $902,000.

     Examination and audit expense increased to $269,000 for the nine months ended September 30, 2000 from $237,000 for the same period last year. In October 1999, the Company dismissed its former independent auditors and appointed Crowe, Chizek and Company, LLP to serve as its new independent auditors. The increase in this expense relates to this change, higher costs for loan review, new accounting review requirements for publicly traded entities, and a surcharge assessed to the Bank by the Office of the Comptroller of the Currency for the cost of conducting its examinations.

INVESTMENT SECURITIES

     The amortized cost and estimated fair values of securities available for sale at September 30, 2000 are as follows:

                                                                       Gross             Gross        Estimated
                                                     Amortized       Unrealized       Unrealized         Fair
($000s)                                                Cost            Gains            Losses           Value
------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and obligations of
     U.S. Government corporations and agencies          $  8,316              $  0           $  312       $  8,004
Obligations of states and political subdivisions          44,455                86            4,109         40,432
Mortgage-backed securities                                33,174                18              740         32,452
Collateralized mortgage obligations                       13,327                14              473         12,868
Corporate trust preferred securities                       3,103                 0              306          2,797
Equity securities                                          4,198                84              158          4,124
                                                ------------------------------------------------------------------
     Total                                              $106,573              $202           $6,098       $100,677
                                                ==================================================================



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

     At September 30, 2000, the Company owned various bonds of a single issuer the amortized cost of which exceeded 10% of total shareholders' equity. These concentrations primarily occurred due to the decline in the Company's capital during 1999. The following table details the issuer, amortized cost and estimated fair value of these bonds.

($000s)                                                                               Estimated
Issuer                                                        Amortized Cost          Fair Value
-----------------------------------------------------------------------------------------------------
Privately Issued Collateralized Mortgage Obligations:
   Norwest Asset Securities Corporation                                 $ 3,472               $ 3,335
General Obligations:
   Hampton Township, PA School District                                   4,337                 3,981
   Whisman, CA School District                                            2,388                 2,150
Revenue Bonds:
   Suburban Lancaster PA Sewer Authority                                  2,835                 2,485
Equity Securities:
   Federal Home Loan Bank stock                                           3,029                 3,029
                                                         --------------------------------------------
     Total                                                              $16,061               $14,980
                                                         ============================================

PROVISION AND ALLOWANCE FOR LOAN LOSSES

     The Corporation provides as an expense an amount which reflects incurred loan losses. This provision is based on the growth of the loan portfolio and on historical loss experience. The expense is called the provision for loan losses in the Consolidated Statements of Income. Actual losses on loans and leases are charged against the allowance built up on the Consolidated Balance Sheets through the provision for loan losses. The amount of loans actually removed as assets from the Consolidated Balance Sheets is referred to as charge-offs and, after netting out recoveries of previously charged-off assets, becomes net charge-offs.

     For the first nine months of 2000, $242,000 was added to the allowance and charged to expense compared to $13,390,000 in 1999. At September 30, 2000, the allowance for loan losses to total loans was 5.8% compared to 5.5% last year. The ratio of the Allowance for Loan Losses to non-performing assets was 75.7% at September 30, 2000, as compared to 82.8% at September 30, 1999. The following table details various allowance and loan charge-off statistics for 2000 and 1999.

                                                       Three months ended            Nine months ended
                                                          September 30,                 September 30,
($000s)                                                2000           1999            2000         1999
----------------------------------------------------------------------------------------------------------
Loans outstanding                                      $132,511      $181,325        $132,511     $181,325
Average loans                                          $136,833      $191,650        $146,835     $199,323
Annualized net charge offs (recoveries) as a
 percent of:
   Average loans                                          -0.52%         5.64%           2.05%        5.92%
   Allowance for loan losses                              -9.22%       107.83%          39.26%      117.80%
Allowance for loan losses to:
   Total loans at end of period                                                          5.80%        5.52%
   Non-performing assets                                                                75.72%       82.81%


NON-PERFORMING ASSETS

     Non-performing assets consist of (1) non-accrual loans and debt securities on which the ultimate collectibility of the full amount of interest is uncertain, (2) loans past due ninety days or more as to principal or interest and (3) other real estate owned. A summary of non-performing assets follows:

                               September 30,  December 31,  September 30,
($000s)                             2000           1999          1999
-------------------------------------------------------------------------
Non-accrual loans                    $ 9,531          $13,769   $10,727
Ninety days past due loans
still accruing interest                  102              541     1,248
Other real estate owned                  512                0       120
                                     -------------------------------------
Total                                $10,145          $14,310   $12,095
                                     =====================================


Restructured loans included
   in above totals                   $ 4,757          $     0   $     0
Restructured loans in
   Compliance with modified terms    $   235            1,046     1,604

     Loans restructured and in compliance with modified terms are not included in total non-performing assets. Loans restructured subsequent to the adoption of the Financial Accounting Standards Board statement number 114 "Accounting by Creditors for Impairment of a Loan", are included in impaired loans.

     Total non-performing assets were $10,145,000 or 3.7% of total assets at September 30, 2000 compared to $12,095,000 or 3.2% of total assets at September 30, 1999.

     In addition to the schedule of non-performing assets, management prepares a watch list consisting of loans which they have determined require closer monitoring to further protect the Company against loss. At September 30, 2000 and December 31, 1999, the balance of loans and available credit classified by management as substandard due to delinquency, a change in financial position, or other factors and not included as non-performing assets totaled $17,378,000 and $19,246,000, respectively. Loan classified as doubtful totaled $19,000 at September 30, 2000; no loans were classified as doubtful at December 31, 1999.

     Impaired loans at September 30, 2000 compared to December 31, 1999 were as follows:

($000s)                                                                 September 30, 2000    December 31, 1999
Impaired loans with no allocated allowance for loan losses                          $   60              $   352
Impaired loans with allocated allowance for loan losses                              9.731               13,930
                                                                        ---------------------------------------
   Total                                                                            $9,791              $14,282

Amount of the allowance for loan losses allocated                                   $2,616              $ 5,157

LOAN CONCENTRATIONS

     The Company uses the Standard Industry Code (SIC) system to determine concentrations of credit risk by industry. No aggregate loan balances based on a single SIC classification exceeded 10% of total loans.

     Loans and credit facilities available to the amusement industry (representing multiple SIC classifications) including amusement services and manufacturers of amusement rides and concession trailors totaled $7.5 million, or 5.7% of total loans, at September 30, 2000. Except for the amusement industry loans, the concentrations of credit occurred as a result of reductions in the Bank's Tier 1 capital. Tier 1 capital consists principally of shareholders' equity less goodwill and a portion of deferred tax assets. Other concentrations of credit as of September 30, 2000, are depicted in the table below based on the percentage of the Bank's Tier 1 capital. Concentrations exceeding 25% of Tier 1 capital are detailed below.

                                                    As of September 30, 2000
                                               Loan Balance and          % of
($000s)                                        Available Credit   Tier 1 Capital
--------------------------------------------------------------------------------
Amusement Industry-Services and Manufacturing            $7,540            39.7%
Services-Hotel/Motel                                      5,569            29.3%
Commercial Office Buildings and Rentals                   4,748            25.0%

LONG TERM BORROWINGS

     Long term borrowings consist of two $10 million advances from the Federal Home Loan Bank of Cincinnati (the "FHLB") with initial fixed interest rates of 4.78% and 4.53% fixed for three years. These advances have a ten year final maturity and are due in 2008. The FHLB has the option at the end of the first three year term and every quarter thereafter to convert the advances to a floating rate based on the 3 month LIBOR rate. If this option is exercised by the FHLB, the Bank may prepay the advance without penalty in full or in part.

CONSENT ORDER AND FEDERAL RESERVE BANK AGREEMENT

     As described in its annual Form 10-K, the Company and the Bank continue to operate under an agreement with the Federal Reserve Bank of Cleveland, the Company's primary regulator, and a Consent Order with the Office of the Comptroller of the Currency, the Bank's primary regulator. Each of the Company and the Bank has complied with or is taking steps designed to comply with all of the requirements imposed by its regulators. One of the provisions of the Consent Order requires that the Bank achieve and maintain a Tier 1 capital leverage ratio of at least 6.0%. This requirement was achieved by June 30, 2000. As of September 30, 2000, the Bank's unaudited Tier 1 leverage ratio was 7.1%.

CAPITAL RESOURCES

     The table below depicts the capital ratios for the Bank and for the Company on a consolidated basis as of September 30, 2000. In addition, the table depicts the regulatory requirements for classification as "adequately capitalized" under the regulatory guidelines for Prompt Corrective Action. Tier 1 capital consists principally of shareholders' equity less goodwill and a portion of deferred tax assets, while Tier 2 capital consists of certain debt instruments and a portion of the allowance for loan losses. Total capital consists of Tier 1 and Tier 2 capital. Under the Consent Order with the Office of the Comptroller of the Currency, the Bank will not be treated as "well capitalized" even if it achieves and maintains a Tier 1 capital leverage ratio of 5% (which would, absent the Consent Order, be the "well capitalized" standard) unless and until the Consent Order is terminated or modified to eliminate the capital requirement under the Consent Order. The Consent Order requires the Bank achieve and maintain a 6% Tier 1 leverage ratio.

                                                                                     Required for Capital
As of September 30, 2000                               Actual                        Adequacy Purposes (1)
($000s)                                                Amount           Ratio         Amount        Ratio
--------------------------------------------------------------------------------------------------------------
Total risk based capital to risk weighted  assets:
Consolidated                                           $23,366         13.9%          $13,414        8.0%
Bank                                                    21,013         12.7%           13,247        8.0%

Tier 1 capital to risk weighted assets:
Consolidated                                            21,135         12.6%            6,707        4.0%
Bank                                                    18,999         11.5%            6,623        4.0%

Tier 1 leverage ratio:
Consolidated                                            21,135          7.9%           10,725        4.0%
Bank                                                    18,999          7.1%           10,644        4.0%(2)


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

               In this recapitalization, the Company issued a total of 5,864,869 shares of its common stock and received $11.7 million in aggregate gross offering proceeds. After payment of aggregate offering costs of approximately $700,000, the Company applied the net offering proceeds of $11.0 million to increase the Bank's capital. As a result, the Bank's unaudited Tier 1 capital leverage ratio of 7.1% at September 30, 2000, exceeded the 6.0% Tier 1 capital leverage ratio required by the Office of the Comptroller of the Currency in the Consent Order issued to the Bank in August 1999. The Consent Order requires the Bank to maintain a 6.0% Tier 1 capital leverage ratio for as long as the Consent Order continues in effect.

     LIQUIDITY

               The Company meets its liability-based needs through the operation of the Bank's branch banking network that gathers demand and retail time deposits. The Bank also acquires funds through repurchase agreements and overnight federal funds that provide additional sources of liquidity. Average total deposits were $223 million for the third quarter of 2000 compared to $283 million for the third quarter of 1999. For the nine months ended September 30, 2000, average deposits were $231 million versus $292 million for the first nine months of 1999. The declining trend in deposits experienced during the first six months of 2000 was reversed during the third quarter of 2000. Average deposits during the months of July and August totaled $224 million and average deposits during September increased to $226 million.

     At September 30, 2000, total loans outstanding had declined by $32.6 million since the end of 1999. As a result, the funding needs of the Bank to support current loan demand have declined.

     The Asset/Liability Committee meets bi-weekly to monitor the funding position of the Bank and to adjust offered rates on Bank products when appropriate.

     The Bank also has secured and unsecured lines of credit with various correspondent banks totaling $5,100,000 which may be used as an alternative funding source; at September 30, 2000, none of these lines were utilized.

     At September 30, 2000, the Bank had an unused credit line with the Federal Home Loan Bank of Cincinnati (FHLB) for $20 million. Credit facilities at the FHLB are subject to certain collateral requirements.

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

     Interest rate risk is monitored primarily through the use of two complementary measures: earnings simulation modeling and net present value estimation. While each of these interest rate risk measurements has limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk in the Company. The techniques used to estimate fair value are significantly affected by the underlying assumptions including discount rates and estimates of future cash flows. The key assumptions underlying these measures are periodically reviewed by ALCO.

     Based on the earnings simulation model at September 30, 2000, changes in net interest income were projected as follows given a parallel shift in the yield curve:

                                  Change in                 % Change
                                Net Interest            In Net Interest
($000s)                            Income                    Income
---------------------------------------------------------------------------

Down 200 basis points                      ($937)                   -10.3%
Down 100 basis points                       (429)                    -4.7%

Up 100 basis points                          299                      3.3%
Up 200 basis points                          499                      5.5%

     The changes in the estimated present value of equity as a percentage of the total estimated fair value of equity are depicted in the following table:

                                   % Change
                             in estimated present
                               value of equity
--------------------------------------------------
Down 200 basis points                         36.0%
Down 100 basis points                         34.5%

Up 100 basis points                          -10.6%
Up 200 basis points                          -21.6%

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

         Progressive declined to honor these claims and, in December 1999, filed an action in the United States District Court for the Southern District of Ohio, Eastern Division asking the court to issue a declaratory judgment declaring that Progressive is not liable under either the directors and officers liability policy or the fidelity bond policy. In September 2000, the court granted the Company's motion to dismiss the declaratory judgment action. Progressive had also asked this court, if Progressive is found to be liable under these policies, to determine whether the Bank or other parties who have sued the Bank in separate actions are entitled to the insurance proceeds. Progressive has deposited with the court bonds in the aggregate amount of $7.75 million, which amount Progressive believes is sufficient to satisfy any liabilities under the policies in respect of this interpleader claim. This interpleader claim remains before the court. The Company intends to vigorously seek recoveries under the insurance policies sold to the Company by Progressive.

         In October 1999, James John Fleagane, a shareholder of the Company, filed an action against the Company, the Bank and certain of the Company's and the Bank's current and former officers and directors in the Circuit Court of Ohio County, West Virginia. The plaintiff alleges, among other things, that the Bank and its directors and officers negligently transacted and administered various loans with respect to Schwartz Homes, Inc. and customers of Schwartz. The plaintiff seeks damages for the loss in value of his stock and other compensatory and punitive damages in an unspecified amount and requests class action certification for the common shareholders of the Company. The court denied the Company's motion to dismiss this case in July 2000. In August 2000, the plaintiff filed an amended complaint, as to which the Company has filed an answer, affirmative defenses and cross-claims against the Company's former accountants, S.R. Snodgrass, A.C. and a principal thereof, and against J. Vincent Ciroli, Jr., formerly the Company's President and Chief Executive Officer. The parties are currently in the discovery phase of this case. The Company intends to vigorously defend this action.

         The Bank is a defendant in litigation brought in October 1999 by Beall Homes, Inc., John B. Beall, and Peggy F. Beall in the Court of Common Pleas, Belmont County, Ohio. Plaintiffs seek a declaratory judgment that certain warrants of attorney which appear on promissory notes evidencing loans between the Bank and Beall Homes, Inc. (and guaranteed by John B. Beall and Peggy F. Beall) are invalid. Plaintiffs assert claims of breach of a duty of good faith in connection with the Bank's grant of three loans to Beall Homes, fraud and breach of fiduciary duty allegedly through floor plan financing, dominating and controlling plaintiff's business, wrongful set-off and conversion of the Beall Homes account, wrongful dishonor of certain customer checks of plaintiff, wrongful set-off and conversion of the mortgage account of John B. Beall, and intentional infliction of emotional distress. Plaintiffs seek compensatory and punitive damages in an amount in excess of $25,000 and a declaration that they are not in default of any of their loans, that the warrants of attorney are invalid, that the Bank is required to provide plaintiffs with an accounting of the manner in which payments made by plaintiffs have been applied by the Bank, and other relief. The Bank has filed a counterclaim for monetary damages and has filed a petition for involuntary bankruptcy against Beall Homes. The Bank's counterclaims against Beall Homes have been stayed pending resolution of the involuntary bankruptcy petition. The Bank intends to vigorously defend this action and prosecute its own claims.

Item 2.  Changes in securities and use of proceeds

Not applicable

Item 3.  Defaults upon senior securities

Not applicable

Item 4.  Submission of matters to a vote of security shareholders

         The annual meeting of shareholders was held on August 21, 2000. Of the 11,101,403 shares entitled to vote at the meeting, 8,879,606 shares were voted. The results were as follows:

         Proposal number 1 - Election of directors for terms expiring in the Year 2003:

                                         For     Withheld
                                      --------------------
         David R. Giffin              8,619,004    260,602
         Terrence A. Lee              7,518,419  1,361,187
         Dana J. Lewis                7,509,539  1,370,067
         W. Quay Mull, II             7,533,060  1,346,546
         Wilbur R. Roat               8,617,914    261,692

         Proposal number 2 - Election of directors for terms expiring in the Year 2001:
                                      For          Withheld
                                      ---------------------
         Joseph F. Banco              8,658,743    220,863
         Robert W. Whiteside          8,768,291    111,315

         Proposal number 3 - Election of directors for term expiring in the Year 2002:
                                      For           Withheld
                                      ----------------------
         Jay A. Beck                  8,613,933      265,673

         Proposal number 4 - To ratify the appointment of Crowe, Chizek and Company LLP as independent auditors for the year ending December 31, 2000:

                                      For         Against     Abstain
                                      ------------------------------
                                      8,703,381    173,906    2,319

         The following directors continued in office with terms expiring in the year 2001:

         J. Vincent Ciroli, Jr.
         John H. Goodman, II
         James R. Miller
         Keith A. Sommer

         The following directors continued in office with terms expiring in the year 2002:

         Mary L. Holloway Haning
         Charles J. Kaiser, Jr.
         Thomas P. Olszowy
         Charles A. Wilson, Jr.

     Item 5.  Other information

     Not applicabe

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

     November 10, 2000