Form 10-K
period 2000-12-31
BELMONT BANCORP
filed 2001-03-28
CIK 726294

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended December 31, 2000 or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the transition period from _______________ to
     ____________________________

Commission file number 0-12724
------------------------------

BELMONT BANCORP.
             (Exact name of registrant as specified in its charter)
             Ohio                                        34-1376776
----------------------------------          -----------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

325 Main Street, Bridgeport, Ohio                           43912
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---

State the aggregate market value of the voting stock held by nonaffiliates of the registrant at March 16, 2001: $47,181,000

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,101,403 shares

                      Documents Incorporated by Reference:
Documents Incorporated by Reference: Portions of the Registrant's proxy statement to be filed by April 30, 2001 are incorporated herein by reference in Items 10, 11, 12 and 13.

                                    PART I


ITEM 1-BUSINESS

BELMONT BANCORP.

     Belmont Bancorp., (the "Company" or "Belmont"), is a bank holding company which was organized under the laws of the State of Ohio in 1982. On April 4, 1984, Belmont Bancorp. acquired all of the outstanding capital stock of Belmont National Bank (the "Bank") (formerly Belmont County National Bank), a banking corporation organized as a national banking association. Belmont National Bank provides a variety of financial services. In addition to the Bank, the Company owns Belmont Financial Network, Inc., a non-bank subsidiary ("BFN").

BELMONT NATIONAL BANK

     Belmont National Bank resulted from the merger on January 2, 1959, of the First National Bank of St. Clairsville, and the First National Bank of Bridgeport. Both banks were organized as national associations prior to 1900. Belmont National Bank operates through a network of thirteen branches located in Belmont, Harrison and Tuscarawas Counties in Ohio and Ohio County in West Virginia. The main office is located in the Woodsdale section of Wheeling, West Virginia. In addition to its main office in West Virginia, the Bank operates a branch in the Elm Grove section of Wheeling. Branch locations in Belmont County, Ohio include St. Clairsville, Bridgeport, Lansing, Shadyside, Ohio Valley Mall, Bellaire and Plaza West, St. Clairsville. The Bank's St. Clairsville facility serves as the location for the Company's and the Bank's executive, administrative, finance and operations functions. The Harrison County branch is located in Cadiz, Ohio. Branches in Tuscarawas County are located in New Philadelphia, Ohio. The three New Philadelphia offices were acquired on October 2, 1992, when Belmont National Bank acquired the deposits and loans of these offices from Diamond Savings and Loan.

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

     Belmont is supervised and examined by the Board of Governors of the Federal Reserve system under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The BHC Act requires the prior approval of the Federal Reserve Board for a bank holding company to acquire or hold more than a 5% voting interest in any bank, and restricts interstate banking activities. The BHC Act allows interstate branching by acquisitions anywhere in the country and acquisition and consolidation in those states that had not opted out by January 1, 1997.

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

     The enactment of the Graham-Leach-Bliley Act of 1999 (the "GLB Act") represented a pivotal point in the history of the financial services industry. The GLB Act swept away large parts of a regulatory framework that had its origins in the Depression Era of the 1930s. Effective March 11, 2000, new opportunities became available for banks, other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial services organization to offer customers a more complete array of financial products and services. The GLB Act provides a new regulatory framework for regulation through the financial holding company which has as its umbrella regulator the Federal Reserve Board. Functional regulation of the financial holding company's separately regulated subsidiaries will be conducted by their primary functional regulator. The GLB Act requires "satisfactory" or higher Community Reinvestment Act compliance for insured depository institutions and their financial holding companies in order for them to engage in new financial activities. The GLB Act provides a federal right to privacy of non-public personal information of individual customers.

     The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). As a national bank, Belmont National Bank is supervised and examined by the Office of the Comptroller of the Currency.

     A substantial portion of the Company's cash revenue is derived from dividends paid by its subsidiary bank. These dividends are subject to various legal and regulatory restrictions as summarized in Notes 16 and 20 of the Company's Consolidated Financial Statements.

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

     The Financial Reform, Recovery and Enforcement Act of 1989 provides that a holding company's controlled insured depository institutions are liable for any loss incurred by the FDIC in connection with the default of any FDIC-assisted transaction involving an affiliated insured bank or savings association. The Federal Deposit Insurance Corporation Improvement Act of 1991 created five capital-based supervisory levels for banks and requires bank holding companies to guarantee compliance with capital restoration plans of undercapitalized insured depository affiliates.

     The monetary policies of regulatory authorities, including the Federal Reserve Board and the FDIC, have a significant effect on the operating results of banks and bank holding companies. The nature and future monetary policies and the effect of such policies on the future business and earnings of Belmont and its subsidiary bank cannot be predicted.

     In August 1999, Belmont and the Bank entered into consent agreements with the Federal Reserve Bank of Cleveland and the Office of the Comptroller of the Currency under which Belmont and the Bank agreed to take specified actions and adhere to specified operational procedures, as more fully described under Item 3.


FOREIGN OPERATIONS

  Belmont Bancorp. has no foreign operations.

ITEM 2-PROPERTIES

DESCRIPTION OF PROPERTIES

     In January 1996, the Bank relocated its headquarters to Wheeling, West Virginia. The office is located at 980 National Road and consists of a 14,000 square foot, combination one and two story masonry block building.

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

     Bridgeport Office-This office is located in Bridgeport, Ohio, a community located on the Ohio/West Virginia border, approximately 10 miles east of St. Clairsville. This 5,096 square foot facility is a masonry building with adjoining drive-in facilities and an ATM.

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

     Plaza West Office - This office is located at the west end of St. Clairsville and includes a drive-thru facility and an ATM.

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

ITEM 3-LEGAL PROCEEDINGS

     The Company is a defendant in a suit for damages brought in the Court of Common Pleas for Belmont County, Ohio in April 1999 by George Michael Riley and others against the Bank and certain former officers, among others, alleging torts to have occurred in connection with the Bank's denial of a loan to a third party to finance the sale of a business owned by plaintiffs. In another case filed in the same Court in May 1999, Charles J. and Rebecca McKeegan, the beneficial owners of the potential purchaser of the business in the same transaction claim damages in excess of $500,000 based upon alleged tortuous conduct as to them by defendants. In both cases it is claimed that a former loan officer of the Bank later purchased the business at a lower price with financial assistance from the Bank's former chief operating officer. Based on the advice of counsel, the Company believes its exposure to liability, if any, is minimal in each case.

     In August 1999, the Company's directors unanimously approved and entered into a consent order with the Office of the Comptroller of the Currency and entered into a written agreement with the Federal Reserve Bank of Cleveland under which the Company and the Bank agreed to meet specified conditions relating to its future operations and capital requirements. The consent order requires the Bank to, among other things, formulate new plans, policies, procedures and programs relating to long-term strategy, organizational structure, management, loans, loan loss reserves, overdrafts, loan interest accrual and non-accrual loans, loan diversification, internal audit and periodic loan review by certain dates. Management believes that it has satisfied or is in the process of satisfying all of the conditions of the order. See also "Liquidity and Capital Resources" in Item 7 of this Report.

     In August 1999, the Company also entered into an agreement with the Federal Reserve Bank of Cleveland, under authority given it by the Board of Governors of the Federal Reserve System, the federal regulatory agency for Belmont. As with the consent order of the Comptroller of the Currency, the Federal Reserve Bank agreement necessitates certain actions and restrictions. Without prior Federal Reserve Bank approval, the agreement prohibits the Company from paying dividends, incurring debt, redeeming stock, receiving dividends from the Bank, imposing charges on the Bank, and engaging in any transaction with the Bank in violation of federal law. The Company is required to report quarterly on progress in complying with the Federal Reserve Bank agreement. Management believes that it has satisfied or is in the process of satisfying all of the terms of the agreement.

     In August 1999, the Bank was named as a defendant in a lawsuit filed in the Belmont County Common Pleas Court by Joseph C. Heinlein, Jr. against his former secretary, the Bank, other financial institutions and individuals with whom the secretary did business. The complaint alleges that the secretary embezzled funds from the plaintiff's account over a period of several years by forging his signature to checks and alleges negligence on the part of the Bank for honoring such checks. The complaint has been amended to claim damages of $1,250,000.
This secretary has entered into a pleas agreement under which she has paid $500,000 in restitution and received a prison sentence. The Bank believes that it has valid defenses against the claim and intends to defend it vigorously. The Bank has also filed cross-claims against the secretary and a third party it believes benefited from the misappropriation of funds. In addition, the Company believes that any liability on the Bank's part would be covered under its insurance policy. However, the insurance carrier, Progressive Casualty Insurance Company, has filed a declaratory judgment and interpleader action raising issues of coverage and indemnification on this claim, as more fully discussed below.

     In October 1999, the Company filed suit in the Court of Common Pleas of Tuscarawas County, Ohio, alleging that it had been the victim of an "elaborate fraud" that has resulted in more than $15 million in losses to the Bank. Following an extensive internal review of its loan portfolio, the Bank filed claims against Steven D. Schwartz, President of Schwartz Homes, Inc., the now-closed New Philadelphia retailer of manufactured homes. At the same time, the Bank filed claims against three additional people: Linda Reese, Schwartz Homes' Chief Financial Officer; William Wallace, the Bank's former Executive Vice-President and Chief Operating Officer; and Christine Wallace, his wife. In addition, as more fully discussed below, because of Mr. Wallace's alleged conduct as a bank officer and director, the Bank is seeking to recover from its indemnity bond insurance carrier, Progressive Casualty Insurance Company, the full amount of its bond. The Wallaces have filed counterclaims in an indeterminate amount upon various bases, including invasion of privacy, defamation and failure to distribute moneys allegedly due them under a deferred and certain other compensation plans. Steven Schwartz also requested leave to file counterclaims. The case has been scheduled for trial in May 2001. The Company intends to vigorously prosecute its case and defend against these claims.

     In October 1999, James John Fleagane, a shareholder of the Company, filed an action against the Company, the Bank and certain of the Company's and the Bank's current and former officers and directors in the Circuit Court of Ohio County, West Virginia. The plaintiff alleges, among other things, that the Bank and its directors and officers negligently transacted and administered various loans with respect to Schwartz Homes, Inc. and customers of Schwartz. The plaintiff seeks damages for the loss in value of his stock and other compensatory and punitive damages in an unspecified amount and requests class action certification for the common shareholders of the Company. The court denied the Company's motion to dismiss this case in July 2000. In August 2000, the plaintiff filed an amended complaint, as to which the Company has filed an answer, affirmative defenses and cross-claims against the Company's former accountants, S.R. Snodgrass, A.C. and a principal thereof, and against J. Vincent Ciroli, Jr., formerly the Company's President and Chief Executive Officer. In February 2000, the court granted leave to the plaintiff to file a second amended complaint. The second amended complaint eliminates the direct claims against the Company and the Bank and the request for class action certification. Accordingly, as amended, this action constitutes a derivative suit against current and former officers and directors of the Company and the Bank, which is being defended by the Company and the Bank on their behalf. The parties are currently in the discovery phase of this case. The Company intends to vigorously defend this action.

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

     The Company is a defendant in litigation brought in October 1999 by Beall Homes, Inc., John B. Beall, and Peggy F. Beall in the Court of Common Pleas, Belmont County, Ohio. Plaintiffs seek a declaratory judgment that certain warrants of attorney which appear on promissory notes evidencing loans between the Bank and Beall Homes, Inc. (and guaranteed by John B. Beall and Peggy F. Beall) are invalid. Plaintiffs assert claims of breach of a duty of good faith in connection with the Bank's grant of three loans to Beall Homes, fraud and breach of fiduciary duty allegedly through floor plan financing, dominating and controlling plaintiff's business, wrongful set-off and conversion of the Beall Homes account, wrongful dishonor of certain customer checks of plaintiff, wrongful set-off and conversion of the mortgage account of John B. Beall, and intentional infliction of emotional distress. Plaintiffs seek compensatory and punitive damages in an amount in excess of $25,000 and a declaration that they are not in default of any of their loans, that the warrants of attorney are invalid, that the Bank is required to provide plaintiffs with an accounting of the manner in which payments made by plaintiffs have been applied by the Bank, and other relief. The Bank has filed a counterclaim for monetary damages and foreclosure of collateral securing indebtedness in the amount of $765,000 and has filed a petition for involuntary bankruptcy against Beall Homes. In February 2001, the bankruptcy court lifted the stay it had placed on the Bank's counterclaims against Beall Homes, thereby permitting the proceeding in the Court of Common Pleas, Belmont County, Ohio to continue. The Bank intends to vigorously defend this action and prosecute its own claims.

     In September 1999, the Bank filed a lawsuit against Otterbacher Manufacturing, Inc. ("Manufacturing") and Gary and Karen Otterbacher regarding default by Manufacturing on a loan guaranteed by the Otterbachers. The Otterbachers filed a counterclaim against the Bank for lender liability claims relating to the Bank's declaration of default by Manufacturing and the Bank's refusal to extend additional or renew existing credit to Manufacturing. In January 2001, the Bank entered into a settlement agreement with the Otterbachers under which they agreed to pay $200,000 to the Bank, $100,000 of which was paid in January 2001, $60,000 of which is required to be paid in 2001 and the balance of which is required to be paid in five equal annual installments beginning in 2002. Under the terms of settlement, the Otterbachers agreed to dismiss all claims they had asserted against the Bank, including all lender liability claims.

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                                    PART II

ITEM 5-MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDERS'
MATTERS

     The number of shareholders of record for the Company's stock as of February
28, 2001 was 3,380.   The closing price of Belmont stock on March 16, 2001 was
$4.25 per share.

     Belmont Bancorp.'s common stock has a par value of $0.25 and, since October 1994, has been traded on the Nasdaq SmallCap market.

     High and low market prices and dividend information for the past two years for Belmont's common stock are depicted in the following tables.

                           2000                                                                 1999
---------------------------------------------------------           ---------------------------------------------------------
                                         Dividend                                                             Dividend
Quarter        High         Low          per Share                    Quarter       High         Low          per Share
---------------------------------------------------------           ---------------------------------------------------------
1st                 $6.500       $2.063            $0.000             1st                 $23.75       $17.00           $0.120
2nd                 $3.250       $1.625             0.000             2nd                  19.50         9.06            0.000
3rd                 $4.750       $2.250             0.000             3rd                  11.50         4.50            0.000
4th                 $6.000       $2.625             0.000             4th                  10.00         5.25            0.000
                                        -----------------                                                     ----------------
   Total                                           $0.000             Total                                             $0.120
                                        =================                                                     ================


     Information regarding the limitations on dividends available to be paid can be located in Footnote 16 of the Notes to the Consolidated Financial Statements in the Company's financial statements beginning on page F-1 (Item 8).

     Treasury stock is accounted for using the cost method. There were 51,792 shares held in treasury on December 31, 2000 and 1999.

ITEM 6 - SELECTED FINANCIAL DATA

     The data presented herein should be read in conjunction with the audited Consolidated Financial Statements incorporated by reference.

Consolidated Five Year Summary of Operations
For the Years Ended December 31, 2000, 1999, 1998, 1997 and 1996
($000s except per share data)

                                                                  2000           1999          1998          1997         1996
------------------------------------------------------------------------------------------------------------------------------
Interest income                                               $ 19,137      $  25,870      $ 30,787      $ 28,348     $ 25,501
Interest expense                                                10,702         15,609        16,480        14,004       12,127
------------------------------------------------------------------------------------------------------------------------------
Net interest income                                              8,435         10,261        14,307        14,344       13,374
Provision for loan losses                                          242         15,877        12,882         1,055          465
------------------------------------------------------------------------------------------------------------------------------
Net interest income after
  provision for loan losses                                      8,193         (5,616)        1,425        13,289       12,909
Securities gains (losses)                                            4           (880)        1,338           799          396
Trading gains (losses)                                               -            (10)           62             -            -
Gain on sale of real estate                                          -              -           383             -            -
Interest on federal tax refund                                     256              -             -             -            -
Other operating income                                           2,123          2,563         2,183         2,010        1,861
Operating expenses                                               9,870         12,642         9,496         8,732        8,388
------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                  706        (16,585)       (4,105)        7,366        6,778
Income taxes (benefit)                                            (680)        (5,554)       (2,186)        1,421        1,776
------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                             $  1,386       ($11,031)      ($1,919)     $  5,945     $  5,002
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------

Basic earnings (loss) per common share (1)                    $   0.16         ($2.11)       ($0.37)     $   1.13     $   0.94
------------------------------------------------------------------------------------------------------------------------------
Cash dividend declared per share (1)                                 -      $   0.120        $0.385      $  0.306     $  0.240
Book value per common share (1)                               $   2.31      $    1.83         $4.86      $   6.05     $   5.17
------------------------------------------------------------------------------------------------------------------------------
Total loans                                                   $129,876      $ 166,979      $208,186      $224,900     $188,783
Total assets                                                   281,788        315,767       438,283       388,713      333,903
Total deposits                                                 231,686        255,432       304,351       263,908      261,539
Long term borrowings                                            20,000         20,000        91,401        69,635       19,676
Total shareholders' equity                                      25,602         11,231        25,364        31,899       27,332
------------------------------------------------------------------------------------------------------------------------------

 (1) Restated for stock dividends paid during 1997 and 1998.

ITEM 7-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The data presented in this discussion should be read in conjunction with the audited consolidated financial statements.

RESULTS OF OPERATIONS

     The Year 2000 marked the beginning of the recovery of Belmont Bancorp. from substantial loan losses incurred during 1999 and 1998. During 2000, the Company successfully completed equity offerings that began in November 1999 and concluded in June 2000 with a total of $11 million in new capital and 5,039,869 shares of common stock issued. Support from its shareholders and depositors has enabled the Company to return to profitability and potentially allow for future growth.

     The following table depicts the performance of the Company over the past three years.

       ($000s) except per share data                              2000               1999              1998
       ----------------------------------------------------------------------------------------------------------
       Income (loss) before income taxes                              $  706           ($16,585)          ($4,105)
       Net income (loss)                                              $1,386           ($11,031)          ($1,919)

       Basic earnings (loss) per common share                         $ 0.16             ($2.11)           ($0.37)

       Return on average assets                                         0.49%             -2.79%            -0.46%
       Return on average total equity                                   7.77%            -56.92%            -5.76%

     For the year ended 2000, the Company reported net income of $1,386,000, or $0.16 per common share compared to a loss of $11,031,000 or a loss of $2.11 per common share for the year ended 1999. For 1998, the Company had reported a loss of $1,919,000, or a loss of $0.37 per share.

     Income before federal income tax benefits was $706,000 for the year ended 2000 compared to pretax losses of $16,585,000 and $4,105,000 for the years ended 1999 and 1998, respectively.

     The financial results of 1999 and 1998 reflect a period when Belmont faced one of the most serious challenges in its 154 year history. The resignation of the Bank's chief operating officer and senior lending officer in March 1999 followed by the closure in April 1999 and subsequent bankruptcy of Schwartz Homes, Inc., formerly the Bank's largest commercial borrower, precipitated the recognition of large loan losses. In June 1999, Belmont's chief executive officer resigned, and the Board of Directors engaged an interim management group to provide executive management services and to assist in the recruitment of a new chief executive officer. Throughout 1999, the Bank's staff worked diligently to assess the magnitude of the losses associated with Schwartz Homes, Inc. and related consumer loans and to evaluate the entire commercial loan portfolio. The performance of the Company during 1999 was severely impacted by loan losses and additional overhead costs associated with interim management, legal services, and collection efforts. Loan charge-offs during 1999 totaled $11,650,000 and the loan loss provision was $15,877,000. New loan policies and procedures were implemented to augment internal controls and strengthen
underwriting practices.   In December 1999, a new chief executive officer was
recruited and costs associated with interim executive management were eliminated.

     In March 2000, a confirmation order was approved by the court in the Schwartz Homes, Inc. bankruptcy. For the year ended December 31, 2000, the Bank received settlement proceeds of $3.2 million of which $1.2 million was applied to the remaining credit exposure for the Schwartz homebuilder loans, $1.8 million was recorded as recoveries in the allowance for loan losses, and the remaining funds were recorded as recovery of legal expenses.

     The Company continued to face unusually high operating expenses for the year ended 2000. In particular, large legal expenses, deposit insurance costs, and other insurance costs hindered profitability. Legal expenses were in excess of $1.1 million for the year, and FDIC deposit insurance and other insurance costs increased by over $600,000 from the previous year.

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

     The Consolidated Average Balance Sheets and Analysis of Net Interest Income Changes compare interest revenue and interest earning assets outstanding with interest cost and liabilities outstanding for the years ended December 31, 2000, 1999, and 1998, and compute net interest income, net interest margin and net interest rate spread for each period. All three of these measures are reported on a taxable equivalent basis.

Consolidated Average Balance Sheets
For the Years Ended December 31, 2000, 1999, and 1998 (Fully Taxable Equivalent Basis) ($000's)

                                                   2000                            1999                           1998
                                       ------------------------------------------------------------------------------------------
                                       Average              Average    Average              Average   Average             Average
                                         Out-    Revenue/    Yield/      Out-     Revenue/   Yield/     Out-    Revenue/   Yield/
                                       standing    Cost       Rate     standing     Cost      Rate    standing   Cost       Rate
---------------------------------------------------------------------------------------------------------------------------------
Assets
---------------------------------------------------------------------------------------------------------------------------------
Interest Earning Assets
  Loans and Leases                     $143,012   $12,240     8.56%     $193,295   $16,641    8.61%    $222,961   $21,321    9.56%
  Securities:
    Taxable                              66,038     4,479     6.78%      125,314     7,017    5.60%     134,337     8,053    5.99%
    Exempt from income tax               44,581     3,090     6.93%       41,276     2,893    7.01%      24,261     1,802    7.43%
  Trading account assets                      -         -     na           1,786        86    4.82%       1,193        68    5.70%
 Federal funds sold                       6,122       391     6.39%        5,277       269    5.10%       4,194       228    5.44%
---------------------------------------------------------------------------------------------------------------------------------
Total interest earning assets           259,753   $20,200     7.78%      366,948   $26,906    7.33%     386,946   $31,472    8.13%
---------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                   9,483                           11,377                         10,972
Other assets                             26,255                           28,590                         20,100
Market value depreciation
  of securities available for sale       (7,382)                          (4,486)                          (597)
Allowance for loan loss                  (8,046)                          (7,204)                        (4,312)
---------------------------------------------------------------------------------------------------------------------------------
Total Assets                           $280,063                         $395,225                       $413,109
=================================================================================================================================

                                                   2000                            1999                           1998
                                       ------------------------------------------------------------------------------------------
                                       Average              Average    Average              Average   Average             Average
                                         Out-    Revenue/    Yield/      Out-     Revenue/   Yield/     Out-    Revenue/   Yield/
                                       standing    Cost       Rate     standing     Cost      Rate    standing   Cost       Rate
---------------------------------------------------------------------------------------------------------------------------------
Liabilities
Interest bearing liabilities
  Interest checking                     $ 24,464  $   623     2.55%      $ 40,649  $ 1,245     3.06%   $ 45,864  $ 1,524     3.32%
  Savings                                 68,652    2,231     3.25%        82,919    2,653     3.20%     82,196    2,709     3.30%
  Other time deposits                    112,605    6,311     5.60%       133,419    6,996     5.24%    134,485    7,438     5.53%
  Other borrowings                        29,682    1,537     5.18%        87,498    4,715     5.39%     86,084    4,809     5.59%
---------------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities       235,403   10,702     4.55%       344,485   15,609     4.53%    348,629   16,480     4.73%
---------------------------------------------------------------------------------------------------------------------------------
Demand deposits                           24,749                           28,865                        29,910
Other liabilities                          2,084                            2,496                         1,256
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities                        262,236                          375,846                       379,795
---------------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity                      17,827                           19,379                        33,314
---------------------------------------------------------------------------------------------------------------------------------
   Liabilities & Stockholders' Equity   $280,063                         $395,225                      $413,109
=================================================================================================================================
Net interest income
  margin on a taxable equivalent basis            $ 9,498     3.66%                $11,297     3.08%             $14,992     3.87%
=================================================================================================================================
Net interest rate spread                                      3.23%                            2.80%                         3.41%
=================================================================================================================================
Interest bearing liabilities
  to interest earning assets                                 90.63%                           93.88%                        90.10%
=================================================================================================================================

Fully taxable equivalent basis computed at effective federal tax rate of 34%. Average loan balances include nonperforming loans.

Analysis of Net Interest Income Changes
For the Years Ended December 31, 2000, 1999, and 1998 (Taxable Equivalent Basis) ($000's)

                                                      2000 Compared to 1999                   1999 Compared to 1998
                                               -----------------------------------     -----------------------------------
                                               Volume    Yield     Mix     Total       Volume    Yield     Mix     Total
--------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in interest income:
  Loans and leases                            ($4,329)    ($97)  $   26   ($4,400)    ($2,837)  ($2,126)   $283    ($4,680)
  Securities:
    Taxable                                    (3,319)   1,482     (702)   (2,539)       (541)     (531)     36     (1,036)
    Exempt from income taxes                      232      (32)      (3)      197       1,264      (102)    (71)     1,091
  Trading account assets                          (86)     (86)      86       (86)         34       (11)     (5)        18
  Federal funds sold                               43       68       11       122          59       (14)     (4)        41
--------------------------------------------------------------------------------------------------------------------------
Total interest income change                   (7,459)   1,335     (582)   (6,706)     (2,021)   (2,784)    239     (4,566)
--------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in interest expense:
  Interest checking                              (496)    (210)      83      (623)       (173)     (119)     13       (279)
  Savings                                        (456)      42       (8)     (422)         24       (79)     (1)       (56)
  Other time deposits                          (1,091)     482      (75)     (684)        (59)     (386)      3       (442)
  Other borrowings                             (3,116)    (184)     122    (3,178)         79      (170)     (3)       (94)
--------------------------------------------------------------------------------------------------------------------------
Total interest expense change                  (5,159)     130      122    (4,907)       (129)     (754)     12       (871)
--------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in net interest
Income on a taxable equivalent basis          ($2,300)  $1,205    ($704)  ($1,799)    ($1,892)  ($2,030)   $227    ($3,695)
(Increase) decrease in taxable equivalent
 adjustment                                                                   (27)                                    (351)
--------------------------------------------------------------------------------------------------------------------------
Net interest income change                                                ($1,826)                                 ($4,046)
--------------------------------------------------------------------------------------------------------------------------

     The Company's net interest income declined by 15.9%, or $1,799,000, on a taxable equivalent basis during 2000 compared to 1999. During 2000, the Company's average interest-earning assets fell by approximately $107 million, down 29.2% from 1999. Most of the downsizing of the Company occurred during the fourth quarter of 1999 and the first half of 2000 as the Company reduced its asset size as part of its strategy to achieve a 6% Tier 1 leverage ratio.

     The yield on interest earning assets was up 45 basis points (a basis point is equal to .01%) from 7.33% in 1999 to 7.78% in 2000 due to an increase in yield on taxable securities. The cost of interest bearing liabilities was nearly unchanged from 1999 to 2000. The net interest rate spread improved from 2.80% during 1999 to 3.23% during 2000. The taxable equivalent net interest margin was 3.66% during 2000 compared to 3.08% for 1999 and 3.87% during 1998.

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

     This table shows that the decrease in the Company's net interest income during the year-to-date periods presented from 1999 to 2000 was generated primarily by a decline in the volume of earning assets which was partially offset by an improvement in the yield of earning assets. The decrease in the Company's net interest income during the year-to-date periods presented from 1998 to 1999 was principally due to a decline in yields and volume on earning assets. This was partially offset by a decline in the cost of interest bearing liabilities.

OTHER OPERATING INCOME

     Other operating income excluding securities transactions and a gain on sale of real estate, decreased 6.8% and totaled $2,379,000 in 2000, compared to $2,553,000 in 1999 and $2,245,000 in 1998. The table below shows the dollar amounts and growth rates of the components of other operating income:

                                             2000                           1999                          1998
(Expressed in thousands)                     Total          Change          Total          Change         Total
------------------------------------------------------------------------------------------------------------------
Trust income                                    $  419          -13.4%        $  484            4.5%        $  463
Service charges on deposits                        848           -7.9%           921           22.5%           752
Interest on federal tax refund                     256             na              -             na              -
Earnings on bank-owned life insurance              231           -1.7%           235          -14.2%           274
Gain (loss) on sale of loans and
   loans held for sale                             (40)        -111.7%           341          136.8%           144
Trading profits (losses)                             -          100.0%           (10)        -116.1%            62
Other income (individually less than
   1% of total income)                             665           14.3%           582            5.8%           550
                                                ------------------------------------------------------------------
   Subtotal                                      2,379           -6.8%         2,553           13.7%         2,245
Securities gains (losses)                            4          100.5%          (880)        -165.8%         1,338
Gain on sale of real estate                          -             na              -         -100.0%           383
                                                ------------------------------------------------------------------
   Total                                        $2,383           42.4%        $1,673          -57.8%        $3,966
                                                ==================================================================

     Service charges on deposits declined 7.9% from $921,000 in 1999 to $848,000 in 2000. This decline is primarily the result of a reduction in the number of deposit accounts. Service charges on deposits increased 22.5% from $752,000 in 1998 to $921,000 in 1999 due to higher overdrafts and return check fee income and an increase in the fee schedule for commercial checking accounts.

     During the second quarter of 2000, the Company recorded $256,000 in interest earned on federal tax refunds for taxes paid in previous years.

     A loss of $40,000 was recognized during 2000 for loans sold compared to a $341,000 gain recorded during 1999 and a $144,000 gain in 1998.

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

OPERATING EXPENSES

     The table below details the dollar amounts of and percentage changes in various categories of expense for the three years ended 2000, 1999, and 1998:

(Expressed in thousands)                                2000     % change        1999     % change        1998
---------------------------------------------------------------------------------------------------------------
Taxes other than payroll and real estate               $   24        -90.6%     $  254        -48.8%     $  496
Supplies and printing                                     165        -29.2%        233        -22.1%        299
Insurance, including federal deposit insurance            774        358.0%        169         33.1%        127
Amortization of intangibles                                10        -97.7%        439        124.0%        196
Legal fees                                              1,153        -31.0%      1,671       3113.5%         52
Consulting expense                                        139        -90.4%      1,442       1199.1%        111
Examinations and audits                                   359         -6.8%        385         80.8%        213
Prepayment penalties on Federal Home Loan
  Bank advances                                             -       -100.0%        342           Na           -
Legal settlements                                          12        -95.9%        295           Na           -
Other (individually less than 1% of total income)       1,464        -18.6%      1,798         11.5%      1,612
                                                       ------                   ------                   ------
   Total                                               $4,100        -41.7%     $7,028        126.3%     $3,106
                                                       ======                   ======                   ======

     Taxes (other than payroll and real estate taxes) were down $230,000 from 1999 to 2000 largely due to lower state franchise tax expense. Taxes were also lower by $242,000 from 1998 to 1999. This reduction was primarily the result of refunds for state corporate net income and franchise taxes previously paid which totaled $225,000 due to reductions in income and equity.

     Insurance expense was impacted by higher premium rates for federal deposit insurance from the FDIC. FDIC deposit premiums for the year 2000 were $667,000 compared to $110,000 for 1999 and $65,000 for 1998. FDIC costs are expected to decline during 2001 based on the improvement in the Bank's capital ratios as of September 30, 2000, the measurement date for FDIC assessments for the first half of 2001. Fidelity bond and director and officer liability insurance costs also increased by $49,000 from 1999 to 2000 based on new policies obtained during July 2000.

     Amortization of intangible assets during 2000 was related to mortgage servicing rights. The estimated value of mortgage servicing rights at the end of 2000 was $320,000 for a mortgage servicing porfolio of $38 million. The balance of core deposit intangible assets associated with branches acquired in the early 1990's were written off during the fourth quarter of 1999. The write-off resulted in the recognition of an additional $300,000 in amortization expense for the period. These intangible assets were primarily associated with the deposits acquired in the New Philadelphia market. Given the negative publicity surrounding the Schwartz commercial and consumer loans centered in this marketplace and the resulting decline in deposits, the Bank reevaluated the remaining intangible assets and determined that it would write-off the balance. Amortization of core deposit intangibles for 1998 was $196,000.

     Legal expenses were for costs related to lending and loan collection efforts, civil litigation against Progressive Insurance and others related to the Schwartz Homes, Inc. matters, regulatory matters, and a shareholder action against the Company, the Board of Directors and several current and former officers of the Bank. Legal expenses for 2000 totaled $1,153,000, down from $1,671,000 for 1999. Significant legal expenses are expected during 2001 as well.

     Consulting expenses of $139,000 for 2000 and $111,000 for 1998 were significantly less than the $1,442,000 in consulting expense recorded for 1999. During 1999, the cost of interim management services charged to consulting expenses totaled $1,180,000, and consulting expenses of $194,000 were related to accounting and other services associated with the Schwartz Homes, Inc. loan collection.

     Examination and audit expense declined slightly during 2000 compared to 1999. This cost had increased 80.8% from 1998 to 1999 primarily as the result of a change in external auditors, the contract internal auditor, and the additional loan review and extended scopes of the engagements as a result of lending related issues.

     Prepayment penalties associated with the repayment of borrowings at the Federal Home Loan Bank totaled $342,000 during 1999. These costs were incurred as part of the plan to reduce the asset size of the Company thereby improving the Bank's capital ratios. No repayment penalties were incurred during 2000.

     Legal settlement expense for 2000 totaled $12,000 compared to $295,000 for 1999. This expense was related to the Schwartz Homes, Inc. litigation.

     Other expenses incurred in 2000 and 1998 were significantly less than the expense incurred in 1999, principally due to expenses associated with interim management services retained during the last half of 1999.

FINANCIAL CONDITION

SECURITIES

     The Company uses securities to generate interest and dividend revenue, to manage interest rate risk and to provide liquidity to meet operating cash needs. The securities portfolio yield at December 31, 2000 was 7.24%. Net unrealized losses in the securities portfolio at December 31, 2000 totaled $2,947,000, compared to net unrealized losses of $8,489,000 at December 31, 1999. The decline in unrealized losses was the result of a lower interest rate environment at December 31, 2000 compared to December 31, 1999. Bond prices rise as interest rates decline. Management believes the current declines in fair value are temporary.

     The maturities and yields of securities available for sale (excluding equity securities) are detailed in the following table:

Securities Available for Sale
(excluding Equity Securities)
December 31, 2000
                                                                                                                Over 10 Year
                              Maturity * 1 year          1-5 Year Maturity          6-10 Year Maturity          Maturity
($000s)                            Amount        Yield        Amount        Yield         Amount        Yield     Amount      Yield
------------------------------------------------------------------------------------------------------------------------------------
U. S. Treasury securities     $             100   5.04%  $                      -   $                           $                 -
U.S. Government agencies
 and corporations/(b)/                        -      -               2,310   7.79%               3,001   7.01%             -      -
States and political
 subdivisions/(a)/                           47  10.14%                 96  10.30%                 408  10.65%        41,037   7.31%
Corporate debt                                -      -                   -      -                    -      -          2,745   9.13%
Agency mortgage-backed
 securities/(b)/                            171   4.11%             17,198   6.87%              11,899   7.49%         5,423   7.94%
Collateralized mortgage
 obligations                              4,264   7.31%              8,232   7.05%                 920   8.29%         7,685   6.46%
-----------------------------------------------------------------------------------------------------------------------------------
 Total fair value             $           4,582   7.17%  $          27,836   7.01%  $           16,228   7.51%  $     56,890   7.29%
-----------------------------------------------------------------------------------------------------------------------------------
 Amortized cost               $           4,582          $          28,159          $           16,357          $     59,330
-----------------------------------------------------------------------------------------------------------------------------------

                                              Total
($000s)                                         Amount     Yield
----------------------------------------------------------------
U. S. Treasury securities                     $      100   5.04%
U.S. Government agencies
 and corporations/(b)/                             5,311   7.35%
States and political
 subdivisions/(a)/                                41,588   7.35%
Corporate debt                                     2,745   9.13%
Agency mortgage-backed
 securities/(b)/                                  34,691   7.24%
Collateralized mortgage
 obligations                                      21,101   6.94%
----------------------------------------------------------------
 Total fair value                             $  105,536   7.24%
----------------------------------------------------------------
 Amortized cost                               $  108,428
----------------------------------------------------------------

/(a)/  Taxable equivalent yields
/(b)/ Maturities of mortgage-backed securities and agency loan pools are based on estimated average life.

* less than

     The Company elected to transfer the balance of securities previously classified as Held to Maturity to the Available for Sale portfolio effective April 1, 1999 in accordance with Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities.

     Privately issued collateralized mortgage obligations included in the table above have a book value of $7,231,000 and an estimated fair value of $7,137,000. Credit risk on privately issued bonds is evaluated based upon independent rating agencies and on the underlying collateral of the obligation.

     At December 31, 2000, the Company owned various investments in a single issuer, the book value of which exceeded 10% of total shareholders' equity. These concentrations occurred primarily as a result of the decline in the Company's shareholders' equity subsequent to purchase. The following table details the issuer, book value and market value of these investments.

(Expressed in thousands)
                                                                                        Estimated
                        Issuer                                  Amortized Cost          Fair Value
--------------------------------------------------------------------------------------------------
Privately Issued Collateralized Mortgage Obligations:
Norwest Asset Securities Corporation                                 $ 3,438               $ 3,396

General Obligations:
Hampton Township, PA School District                                   4,337                 4,225

Revenue Bonds:
Suburban Lancaster PA Sewer Authority                                  2,835                 2,600

Equity Securities:
Federal Home Loan Bank stock                                           3,086                 3,086
                                                      --------------------------------------------

     Total                                                           $13,696               $13,307
                                                      ============================================

LOANS AND LEASES

     The following table shows the history of commercial and consumer loans and leases, including loans held for sale, by major category at December 31:


(Expressed in thousands)                        2000             1999             1998             1997             1996
------------------------------------------------------------------------------------------------------------------------
Commercial loans (a):
Real estate construction                    $ 12,856         $  9,732         $    135         $  1,418         $  1,327
Real estate mortgage                          22,738           17,478           14,719           19,984           25,954
Commercial, financial
     and agricultural                         48,789           81,842          119,730          109,618           80,554
                                        --------------------------------------------------------------------------------
     Total commercial loans                 $ 84,383         $109,052         $134,584         $131,020         $107,835
                                        --------------------------------------------------------------------------------

Consumer loans:
Residential mortgage                        $ 40,794         $ 47,789         $ 58,099         $ 77,995         $ 71,715
Installment loans                              3,832            9,315           14,483           14,435            7,626
Credit card and other consumer                   867              823            1,020            1,450            1,607
                                        --------------------------------------------------------------------------------
     Total consumer loans                   $ 45,493         $ 57,927         $ 73,602         $ 93,880         $ 80,948
                                        --------------------------------------------------------------------------------

Total loans and leases                      $129,876         $166,979         $208,186         $224,900         $188,783
                                  ======================================================================================

(a) Certain prior year amounts have been reclassified to conform to current year presentation.

An analysis of maturity and interest rate sensitivity of business loans at the end of 2000 follows:

                                                              Under            1 to 5            Over 5
(Expressed in thousands)                                      1 year           Years             Years           Total
------------------------------------------------------------------------------------------------------------------------
Domestic loans:
Real estate construction                                      $ 3,809          $ 6,010           $1,192          $11,011
Real estate mortgage                                           12,832            4,933            3,113           20,878
Commercial, financial
     and agricultural                                          27,302           12,102            5,164           44,568
                                                    --------------------------------------------------------------------
     Total business loans (b)                                 $43,943          $23,045           $9,469          $76,457
                                                    ====================================================================

Rate sensitivity:
Predetermined rate                                            $ 1,935          $ 5,771           $8,823          $16,529
Floating or adjustable rate                                    42,008           17,274              646           59,928
                                                    --------------------------------------------------------------------
Total domestic business loans                                 $43,943          $23,045           $9,469          $76,457
                                                    ====================================================================

Foreign loans                                                       0                0                0                0
                                                    ====================================================================

(b) does not include nonaccrual loans

PROVISION AND ALLOWANCE FOR LOAN LOSSES

     The Company, as part of its philosophy of risk management, has established various credit policies and procedures intended to minimize the Company's exposure to undue credit risk. Credit evaluations of borrowers are performed to ensure that loans are granted on a sound basis. In addition, care is taken to minimize risk by diversifying specific industry. The Bank has certain concentrations of credit, which are more fully described in Footnote 15 of the Company's financial statements beginning on page F-1. Management regularly monitors credit risk through the periodic review of individual credits to ensure compliance with policies and procedures. Adequate collateralization, contractual guarantees, and compensating balances are also utilized by Management to mitigate risk.

     Management determines the appropriate level of the allowance for loan losses by regularly evaluating the quality of the loan portfolio. The reserve is allocated to specific loans that exhibit above average credit loss potential based upon their payment history and the borrowers' financial conditions. The adequacy of the allowance for loan losses is evaluated based on an assessment of the losses inherent in the loan portfolio. This assessment results in an allowance consisting of two components, allocated and unallocated. The allocations are made for analytical purposes. The total allowance is available to absorb losses from any segment of the portfolio. Management maintains a watch list of substandard loans for monthly review. Although these loans may not be delinquent and may be adequately secured, management believes that due to location, size, or past payment history, it is necessary to monitor these loans monthly.

     The allowance for loan losses totaled $7,667,000, or 5.9% of total loans and leases at December 31, 2000. At the end of the previous year, the allowance for loan losses was $9,702,000, or 5.8% of total loans and leases. The provision for loan losses charged to expense during 2000 was $242,000 compared to $15,877,000 in the year ago period.

     As previously disclosed, the Bank has taken charge-offs beginning with the fourth quarter of 1998 due principally to its relationship with Schwartz Homes, Inc., a defunct retailer of mobile homes formerly based in New Philadelphia, Ohio and retail customers of Schwartz Homes. The Bank made loans to Schwartz Home's retail customers under recourse agreements with Schwartz Homes. Under these recourse agreements, Schwartz Homes agreed to repay any loans not repaid by retail customers. Schwartz Homes apparently used the funds advanced by the Bank to fund its own operations or for other improper purposes, without the knowledge of the Bank's board. In many instances, Schwartz Homes failed to perform on the retail sales contracts it entered into with its customers even though the Bank had provided the funds to Schwartz Homes for this purpose. In addition, Schwartz Homes often failed to repay the floor-plan lenders on homes purchased, which further impacted the Bank's collateral position with respect to the homes. In April 1999, Schwartz Homes unexpectedly ceased operations and in June 1999 other creditors of Schwartz Homes placed it in involuntary bankruptcy.

     In March 2000, a confirmation order was approved by the court in the Schwartz Homes, Inc. bankruptcy. For the year ended December 31, 2000, the Bank received settlement proceeds of $3.2 million of which $1.2 million was applied to the remaining credit exposure for the Schwartz homebuilder loans, $1.8 million was recorded as recoveries in the allowance for loan losses, and the remaining funds were recorded as recovery of legal expenses. Of the $2.3 million in net charge-offs for the year ended December 31, 2000, $1.5 were related to the Schwartz Homes loan relationship. There are no remaining loans outstanding related to Schwartz Homes or its customers at December 31, 2000.

     Of the $11.6 million in net charge-offs for the year ended December 31, 1999, $7.5 million were related to Schwartz Homes loans. Of this $7.5 million amount, $3.4 million in net charge-offs were related to the indirect consumer loans to Schwartz Homes customers, and $4.1 million in net charge-offs were related to commercial loans made directly to Schwartz Homes.

     Of the $11.5 million in net charge-offs for the year ended December 31, 1998, $11.2 million were related to the Schwartz Homes consumer loans.

     Management's allocation of the allowance for loan losses based on estimates of incurred loan losses is set forth in the table below:

Allocation of the Allowance for Loan Losses
(Expressed in thousands)                                   2000       1999        1998        1997        1996
--------------------------------------------------------------------------------------------------------------
Domestic:
Commercial, financial and agricultural                   $4,096      $4,692      $2,254      $2,564      $1,823
Commercial real estate                                    2,207       1,154         507         313         269
Residential mortgage                                        301         371         295         358         338
Consumer                                                     94       3,485       2,329         370         313
Foreign                                                       -           -           -           -           -
Unallocated                                                 969           -          90         529         410
                                                       --------------------------------------------------------
   Total                                                 $7,667      $9,702      $5,475      $4,134      $3,153
                                                       ========================================================

Loans outstanding as a percentage of each loan category are depicted in the following table:

                                                              2000         1999         1998         1997         1996
                                                       ---------------------------------------------------------------
  Commercial, financial and agricultural                      35.3%        58.6%        56.5%        47.6%        40.3%
   Real estate-construction                                    9.9%         0.1%         0.1%         0.6%         0.7%
   Real estate-mortgage                                       31.4%        27.8%        27.3%        34.4%        38.0%
   Commercial real estate                                     17.5%         5.5%         7.1%         8.9%        13.7%
   Installment loans to individuals                            3.6%         6.1%         7.5%         7.1%         4.9%
   Obligations of political subdivisions in the U.S.           2.3%         1.9%         1.5%         1.4%         2.4%
   Lease financing                                             0.0%         0.0%         0.0%         0.0%         0.0%
                                                       ---------------------------------------------------------------
     Total                                                   100.0%       100.0%       100.0%       100.0%       100.0%
                                                       ===============================================================

The following tables set forth the five-year historical and statistical information on the allowance for loan losses:

(Expressed in thousands)                     2000       1999       1998       1997       1996
---------------------------------------------------------------------------------------------
Balance as of January 1                  $  9,702   $  5,475   $  4,134   $  3,153   $  2,703
Provision for loan losses                     242     15,877     12,882      1,055        465
Adjustment incident to acquisition              0          0          0          0          0
Loans charged off:
  Real estate                                 119        151        133         24         30
  Commercial                                  812      8,435        178         23          0
  Consumer                                  3,369      3,831     11,245         43         32
  Direct financing leases                       0          0          0          0          0
                                        -----------------------------------------------------
Total loans charged-off                     4,300     12,417     11,556         90         62

Recoveries of loans previously
charged-off:
  Real estate                                   6        282         11          2          2
  Commercial                                  136         73          1          1          0
  Consumer                                  1,881        412          3         13         45
  Direct financing leases                       0          0          0          0          0
                                        -----------------------------------------------------
Total recoveries                            2,023        767         15         16         47
                                        -----------------------------------------------------
Net charge-offs                             2,277     11,650     11,541         74         15
                                        -----------------------------------------------------
Balance at December 31                   $  7,667   $  9,702   $  5,475   $  4,134   $  3,153
                                        =====================================================

(Expressed in thousands)                     2000       1999       1998       1997       1996
---------------------------------------------------------------------------------------------
Loans and leases outstanding
   at December 31                        $129,876   $166,979   $208,186   $224,899   $188,783
Allowance as a percent of loans
   and leases outstanding                    5.90%      5.81%      2.63%      1.84%      1.67%
Average loans and leases                 $143,012   $193,295   $222,961   $208,265   $174,445
Net charge-offs as a percent of
   average loans and leases                  1.59%      6.03%      5.18%      0.04%      0.01%


     The following schedule depicts the five-year history of non-performing assets.

(Expressed in thousands)                2000     1999    1998    1997   1996
----------------------------------------------------------------------------
Nonaccrual loans and leases           $8,518  $13,769  $8,569  $1,515  $ 143
Loans 90 days or more past due
   but accruing interest                   2      541       4      44     74
Other real estate owned                  766        -       -      20     66
                                    ----------------------------------------
   Total                              $9,286  $14,310  $8,573  $1,579  $ 283
                                    ========================================

     Restructured loans in compliance with modified terms totaled $230,000 and $1,046,000 at December 31, 2000 and 1999, respectively.

     In addition to the above schedule of non-performing assets, Management prepares a watch list consisting of loans which management has determined require closer monitoring to further protect the Company against loss. The balance of loans classified by management as substandard due to delinquency and a change in financial position and not included in non-performing assets was $14,687,000 and $19,246,000 at the December 31, 2000 and 1999, respectively.
Loan classified as doubtful and not included in non-performing assets totaled $224,000 at December 31, 2000. There were no loans classified as doubtful at December 31, 1999.

DEPOSITS

     Primarily, core deposits are used to fund interest-earning assets. The accompanying tables show the relative composition of the Company's average deposits and the change in average deposit sources during the last three years:

(Expressed in thousands)
Average Deposits                                        2000            1999           1998
-------------------------------------------------------------------------------------------
Demand                                             $  24,749        $ 28,865       $ 29,910
Interest bearing checking                             24,464          40,649         45,864
Savings                                               68,652          82,919         82,196
Other time                                            95,608         106,599        107,398
Certificates-$100,000 and over                        16,997          26,820         27,087
                                             ----------------------------------------------
   Total average deposits                          $ 230,470        $285,852       $292,455
                                             ==============================================

Distribution of Average Deposits                        2000            1999           1998
-------------------------------------------------------------------------------------------
Demand                                                  10.7%           10.1%          10.2%
Interest bearing checking                               10.6%           14.2%          15.7%
Savings                                                 29.8%           29.0%          28.1%
Other time                                              41.5%           37.3%          36.7%
Certificates-$100,000 and over                           7.4%            9.4%           9.3%
                                             ----------------------------------------------
   Total                                               100.0%          100.0%         100.0%
                                            ===============================================

Change in Average                                       1999            1998           1997
   Deposit Sources                               to 2000          to 1999        to 1998
-------------------------------------------------------------------------------------------
Demand                                               ($4,116)        ($1,045)      $     32
Interest bearing checking                            (16,185)         (5,215)         2,388
Savings                                              (14,267)            723          3,560
Other time                                           (10,991)           (799)         5,993
Certificates-$100,000 and over                        (9,823)           (267)        13,188
                                             ----------------------------------------------
   Total                                            ($55,382)        ($6,603)      $ 25,161
                                            ===============================================

     The decline in average deposits during 1999 and 2000 is attributable to a number of factors. The negative publicity resulting from the Bank's loan losses had an adverse impact on bank deposits. In addition, the Bank actively reduced deposits to shrink its asset size thereby reducing the amount of capital required to meet the terms of its regulatory agreements. There was also a sale of $10 million in deposits during January of 1999.

     Deposit trends have increased during the last half of 2000. Average deposits for the fourth quarter of 2000 were $229 million, up $4 million from the third quarter of 2000.

BORROWINGS

     Other sources of funds for the Company include short-term repurchase agreements and Federal Home Loan Bank borrowings.

LIQUIDITY AND CAPITAL RESOURCES

      The Company meets its liability-based needs through the operation of the Bank's branch banking network that gathers demand and retail time deposits. The Bank also acquires funds through repurchase agreements and overnight federal funds that provide additional sources of liquidity. Total deposits decreased by $23.7 million, or 9.3%, from the end of 1999 to 2000 and $48.9 million, or 16.1%, from the end of 1998 to 1999. As discussed above, these trends were the result of adverse publicity surrounding the Bank's financial condition, planned reductions in deposit levels to facilitate capital restoration and a branch sale. Average deposits decreased $55.4 million, or 19.4%, during 2000 compared to 1999. Average deposits decreased $6.6 million, or 2.3%, during 1999 compared to 1998. Deposit trends stabilized midyear during 2000 and increased during the third and fourth quarters of 2000.

      The Bank also has lines of credit with various correspondent banks totaling $5,100,000 that may be used as an alternative funding source; none of these lines were drawn upon at December 31, 2000. The Bank has an unused credit line with the Federal Home Loan Bank for $20 million. All borrowings at the Federal Home Loan Bank are subject to eligible collateral requirements.

      Liquidity may be impacted by the ability of the Company to generate future earnings.

      At December 31, 2000, shareholders' equity was $25.6 million compared to $11.2 million at December 31, 1999, an increase of $14.4 million. The increase in capital occurred as a result of the sale of common stock during 2000 and an improvement in the market value of securities classified as available for sale.

      The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The guidelines also define and set minimum capital requirements (risk-based capital ratios). Bank holding companies are required to have core capital (Tier 1) of at least 4.0% of risk-weighted assets and total capital of 8.0% of risk-weighted assets. Tier 1 capital consists principally of shareholders' equity less goodwill, and may include a portion of deferred tax assets. However, presently none of the Company's deferred tax assets are included as Tier 1 capital. Total capital consists of Tier I capital, plus certain debt instruments and a portion of the allowance for loan losses.

      The following table shows several capital and liquidity ratios for the Company for the last two years:


December 31                                      2000              1999
--------------------------------------------------------------------------
Average shareholders' equity to:
 Average assets                                      6.4%              4.9%
 Average deposits                                    7.7%              6.8%
 Average loans and leases                           12.5%             10.0%
Primary capital                                     11.8%              6.6%
Risk-based capital ratio:
 Tier 1                                             12.7%              5.6%
 Total                                              13.9%              6.9%
Tier 1 leverage ratio                                7.8%              3.5%



The Bank's capital ratios are detailed in Footnote 20 of the Notes to the Consolidated Statements in the Company's financial statements beginning on page F-1.

      As previously described under Item 3, the Bank entered into an agreement with the Office of the Comptroller of the Currency to maintain a Tier 1 leverage ratio of at least 6.0%. As a result of its recapitalization efforts, the Bank was formally notified that it had achieved an adequately capitalized designation under Prompt Corrective Action regulations as of June 30, 2000 in a letter from the Office of the Comptroller of the Currency dated July 27, 2000. There are no conditions or events since that notification that management believes has changed the Bank's capital category.

      See also Notes 2 and 20 to the Company's consolidated financial statements.

DIVIDENDS

      The following table presents dividend payout ratios for the past three years:


                                                2000        1999          1998
Total dividends declared
 as a percentage of net income                     0.00%      *             *
Common dividends declared
 as a percentage of earnings per
 common share                                      0.00%      *             *

      * not applicable because the Company reported losses for 1999 and 1998.

Cash dividends were declared and paid in the amount of $0.12 per share in 1999 prior to the Company's determination that it would not realize positive earnings for the year. Dividends of $0.385 per share were paid in 1998. Future dividends will require approval of the Company's regulators.

      The subsidiary Bank is the primary source of funds to pay dividends to the shareholders of the Company. The approval of the Comptroller of the Currency will be required for future dividends from the Bank to the Company because previously paid dividends have exceeded the total of the Bank's retained net profits for the current and preceding two years. The Board of Governors of the Federal Reserve Bank has issued a policy statement stating that a bank holding company generally should not maintain its existing rate of cash dividends on common stock unless (1) the organization's net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (2) the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality, and overall financial condition.

RECENT ACCOUNTING PRONOUNCEMENTS

      Currently, there are no recent accounting pronouncements that, if adopted, would have a material effect on the Company's financial position.

FORWARD-LOOKING STATEMENTS

      Various statements made in this Report concerning the manner in which Belmont intends to conduct its future operations, and potential trends that may impact future results of operations, are forward-looking statements. Belmont may be unable to realize its plans and objectives due to various important factors, including, but not limited to, the factors described below. These and other factors are more fully discussed elsewhere in this Report.

   . Belmont has entered into consent agreements with the Federal Reserve Bank of Cleveland and the Office of the Comptroller of the Currency that require it to take various actions and meet various requirements. If Belmont fails to satisfy all of these requirements, the Comptroller of the Currency and Federal Reserve Bank could potentially assume complete or significantly greater control of Belmont's operations.

   . Belmont has recognized substantial loan losses in recent years, principally related to loans made under the direction of prior management. While Belmont has created what it believes are appropriate loan loss reserves, Belmont could incur significant additional loan losses in future periods, particularly if general economic conditions or conditions in particular industries in which its loans are concentrated deteriorate.

   . Belmont is subject to increasingly vigorous and intense competition from other banking institutions and from various financial institutions and other nonbank or non-regulated companies or firms that engage in similar activities. Many of these institutions have significantly greater resources than Belmont.

   . Belmont is currently engaged in certain significant lawsuits. In addition to making significant expenditures for legal fees, adverse judgments in one or more of these lawsuits could have a materially adverse impact on Belmont's financial condition.

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

      The earnings simulation model forecasts the effects on income under a variety of scenarios. This model includes assumptions about how the balance sheet is likely to evolve through time in different interest rate environments. Loan and deposit growth rate assumptions are derived from historical analysis and management's outlook, as are the assumptions used to project yields and rates for new loans and deposits. Securities portfolio maturities and prepayments are assumed to be reinvested in similar instruments. Mortgage loan prepayment assumptions are developed from industry median estimates of prepayment speeds.

      Based on the earnings simulation model at December 31, 2000, changes in net interest income were projected as follows given a parallel shift in the yield curve:


                                                  Change in         % Change
                                                 Net Interest   in Net Interest
             (Expressed in thousands)               Income           Income
             -----------------------------------------------------------------
             Down 200 basis points                      ($654)           -7.1%
             Down 100 basis points                       (170)           -1.8%

             Up 100 basis points                          163             1.8%
             Up 200 basis points                          210             2.3%

      Based on the earnings simulation model at December 31, 1999, changes in net interest income were projected as follows given a parallel shift in the yield curve:


                                                  Change in         % Change
                                                 Net Interest   in Net Interest
             (Expressed in thousands)               Income           Income
             -------------------------------------------------------------------
             Down 200 basis points                      ($173)           -1.9%
             Down 100 basis points                          7             0.1%

             Up 100 basis points                          (70)           -0.8%
             Up 200 basis points                         (153)           -1.7%

     The net present value estimation ("NPV") measure is used for discerning levels of risk present in the balance sheet that might not be taken into account in the earnings simulation model due to the shorter time horizon used by that model. The NPV of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted value of liability cash flows. The NPV measure also assumes a static balance sheet, versus the growth assumptions that are incorporated into the earnings simulation measure and an unlimited time horizon instead of the one-year horizon applied in the earnings simulation. As with earnings simulation modeling, assumptions about the timing and variability of balance sheet cash flows are important to NPV analysis. The estimated decline in the present value of equity as a percentage of the total market value of equity at December 31, 2000 would be 21% given a 200 basis point increase in interest rates.

ITEM 8 - FINANCIAL STATEMENTS & SUPPLEMENTARY DATA

     The financial statements and schedules are set forth beginning on page F-1.



Supplementary Data

Summarized Quarterly Financial Information
($000's except per share data)

                                               First         Second       Third         Fourth
                                              Quarter        Quarter     Quarter        Quarter
--------------------------------------------------------------------------------------------------
2000
--------------------------------------------------------------------------------------------------

Interest income                                   $  4,815       $ 4,614   $  4,921       $  4,787
Interest expense                                     2,831         2,632      2,560          2,679
--------------------------------------------------------------------------------------------------
Net interest income                                  1,984         1,982      2,361          2,108
Provision for loan losses                              242             -          -              -
Securities gains (losses)                               (1)            1          -              4
Net overhead (1)                                     1,983         1,523      1,908          2,077
--------------------------------------------------------------------------------------------------
Income (loss) before income taxes                     (242)          460        453             35
Income tax benefit                                    (302)          (66)       (57)          (255)
--------------------------------------------------------------------------------------------------
Net income                                        $     60       $   526   $    510       $    290
Basic earnings per common share                   $   0.01       $  0.07   $   0.05       $   0.03


--------------------------------------------------------------------------------------------------
1999
--------------------------------------------------------------------------------------------------
Interest income                                   $  7,468       $ 6,621       $  6,274   $  5,507
Interest expense                                     4,247         4,099          3,966      3,297
--------------------------------------------------------------------------------------------------
Net interest income                                  3,221         2,522          2,308      2,210
Provision for loan losses                            5,735         1,871          5,784      2,487
Securities gains (losses)                               40           (57)           (65)      (798)
Net overhead (1)                                     1,792         2,038          2,527      3,732
--------------------------------------------------------------------------------------------------
Loss before income taxes                            (4,266)       (1,444)        (6,068)    (4,807)
Income tax benefit                                  (1,657)         (499)        (2,202)    (1,196)
--------------------------------------------------------------------------------------------------
Net income                                         ($2,609)        ($945)       ($3,866)   ($3,611)
Basic loss per common share                         ($0.50)        ($0.18)       ($0.74)    ($0.69)

(1) Noninterest income exclusive of securities gains (losses) less noninterest expense.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On October 18, 1999, the Company filed a current report on Form 8-K to disclose its dismissal of S.R. Snodgrass A.C. as its independent auditors and its appointment of Crowe, Chizek and Company, LLP to serve as its new independent auditors. On October 20, 1999, the Company filed an amendment to this report to disclose that S.R. Snodgrass A.C. had advised the Company that it agreed with the Company's disclosure in such 8-K concerning the dismissal of S.R. Snodgrass A.C.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this section will be included in the Company's Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2001. Such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

      The information required by this section will be included in the Company's Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2001. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
  MANAGEMENT

      The information required by this section will be included in the Company's Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2001. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this section will be included in the Company's Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2001. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   1.   Financial Statements as listed on page 29.
      2.   Financial Statement Schedules as listed on page 29.
      3.   Exhibits as listed on page E-1.

(b)   Reports on Form 8-K.

      None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 19, 2001.

By /s/ Wilbur R. Roat                      BELMONT BANCORP.
   --------------------------------
   President & Chief Executive Officer     (Registrant)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

          SIGNATURE                                         TITLE                                    DATE
--------------------------------------------------------------------------------------------------------------------
/s/ W. Quay Mull, II                Chairman of the Board and Director                        March 19, 2001
--------------------------------------------------------------------------------------------------------------------
/s/ Wilbur R. Roat                  Director, President & Chief Executive Officer             March 19, 2001
--------------------------------------------------------------------------------------------------------------------
/s/ Jane R. Marsh                   Secretary (principal financial and accounting officer)    March 19, 2001
--------------------------------------------------------------------------------------------------------------------
/s/ Joseph F. Banco                 Director                                                  March 19, 2001
--------------------------------------------------------------------------------------------------------------------
/s/ Jay A. Beck                     Director                                                  March 19, 2001
--------------------------------------------------------------------------------------------------------------------
/s/ David R. Giffin                 Director                                                  March 19, 2001
--------------------------------------------------------------------------------------------------------------------
/s/ John H. Goodman, II             Director                                                  March 19, 2001
--------------------------------------------------------------------------------------------------------------------
/s/ Charles J. Kaiser, Jr.          Director                                                  March 19, 2001
--------------------------------------------------------------------------------------------------------------------
/s/ Terrence A. Lee                 Director                                                  March 19, 2001
--------------------------------------------------------------------------------------------------------------------
/s/ Tom Olszowy                     Director                                                  March 19, 2001
--------------------------------------------------------------------------------------------------------------------
/s/ Keith A. Sommer                 Director                                                  March 19, 2001
--------------------------------------------------------------------------------------------------------------------
/s/ Robert W. Whiteside             Director                                                  March 19, 2001
--------------------------------------------------------------------------------------------------------------------
/s/ Charles A. Wilson, Jr.          Director                                                  March 19, 2001
--------------------------------------------------------------------------------------------------------------------

INDEX TO FINANCIAL STATEMENTS

Consolidated Balance Sheets at December 31, 2000 and 1999              F-1

Consolidated Statements of Income for the years ended
   December 31, 2000, 1999 and 1998                                    F-2

Consolidated Statements of Shareholders' Equity for the years ended
   December 31, 2000, 1999 and 1998                                    F-3

Consolidated Statements of Cash Flows for the years ended
   December 31, 2000, 1999 and 1998                                    F-4

Notes to Financial Statements                                          F-5

Report on Management's Responsibilities                                F-19
Report of Crowe, Chizek and Company, LLP                               F-20
Report of S.R. Snodgrass A.C.                                          F-20

Belmont Bancorp. and Subsidiaries
Consolidated Balance Sheets
($000's)
-------------------------------------------------------------------------------
                                                               December 31,
Assets                                                     2000           1999
                                                    ---------------------------
Cash and due from banks                              $   11,270     $   15,439
Federal funds sold                                       14,730          2,025
Loans held for sale                                          --          1,845
Securities available for sale at fair value             109,684        110,692
Loans                                                   129,876        165,134
Less allowance for loan losses                           (7,667)        (9,702)
                                                    ---------------------------
   Net loans                                            122,209        155,432
Premises and equipment, net                               6,792          7,263
Deferred federal tax assets                               7,346          8,551
Cash surrender value of life insurance                    4,419          4,196
Federal taxes receivable                                     --          5,696
Accrued income receivable                                 1,658          1,751
Other assets                                              3,680          2,877
                                                    ---------------------------
   Total Assets                                      $  281,788     $  315,767
                                                    ===========================
Liabilities and Shareholders' Equity
Liabilities
Noninterest bearing deposits:
 Demand                                              $   25,123     $   28,685
Interest bearing deposits:
 Demand                                                  26,136         28,456
 Savings                                                 66,857         77,403
 Time                                                   113,570        120,888
                                                    ---------------------------
   Total deposits                                       231,686        255,432
Securities sold under repurchase agreements               1,204          6,093
Federal funds purchased and other short-term
 borrowings                                                  --         19,740
Long-term borrowings                                     20,000         20,000
Accrued interest on deposits and other borrowings           820            747
Other liabilities                                         2,476          2,524
                                                    ---------------------------
   Total liabilities                                    256,186        304,536
                                                    ---------------------------
Shareholders' Equity
Preferred stock - authorized 90,000 shares with
 no par value; issued and outstanding, 16,500 shares
 of Series A convertible preferred stock at 12/31/99         --          1,650
Common stock - $0.25 par value, 17,800,000 shares
 authorized; 11,153,195 shares issued at 12/31/00,
 5,288,326 shares issued at 12/31/99                      2,788          1,321
Additional paid-in capital                               17,414          7,904
Treasury stock at cost (51,792 shares)                   (1,170)        (1,170)
Retained earnings                                         8,515          7,129
Accumulated other comprehensive loss                     (1,945)        (5,603)
                                                    ---------------------------
   Total shareholders' equity                            25,602         11,231
                                                    ---------------------------
   Total liabilities and shareholders' equity        $  281,788     $  315,767
                                                    ===========================


The accompanying notes are an integral part of the financial statements.

Belmont Bancorp. and Subsidiaries
Consolidated Statements of Income
For the Years Ended December 31, 2000, 1999 and 1998 ($000's)
-------------------------------------------------------------------------------


Interest Income                            2000           1999         1998
                                     ---------------------------------------
Loans:
  Taxable                             $  11,867      $  16,223    $  20,923
  Tax-exempt                                255            284          271
Securities:
  Taxable                                 4,254          6,642        7,720
  Tax-exempt                              2,139          1,985        1,241
Dividends                                   231            381          336
Interest on trading securities               --             86           68
Interest on federal funds sold              391            269          228
                                     ---------------------------------------
   Total interest income                 19,137         25,870       30,787
                                     ---------------------------------------
Interest Expense
Deposits                                  9,165         10,894       11,671
Other borrowings                          1,537          4,715        4,809
                                     ---------------------------------------
   Total interest expense                10,702         15,609       16,480
                                     ---------------------------------------
   Net interest income                    8,435         10,261       14,307
Provision for Loan Losses                   242         15,877       12,882
                                     ---------------------------------------
   Net interest income (loss) after
     provision for loan losses            8,193         (5,616)       1,425
                                     ---------------------------------------
Noninterest Income
Trust fees                                  419            484          463
Service charges on deposits                 848            921          752
Interest on federal tax refund              256             --           --
Other operating income                      896            817          824
Trading gains (losses)                       --            (10)          62
Securities gains (losses)                     4           (880)       1,338
Gain (loss) on sale of
 loans and loans held for sale              (40)           341          144
Gain on sale of real estate                  --             --          383
                                     ---------------------------------------
   Total noninterest income               2,383          1,673        3,966
                                     ---------------------------------------
Noninterest Expense
Salary and employee benefits              4,066          3,826        4,633
Net occupancy expense of premises           839            898          824
Equipment expenses                          865            891          933
Other operating expenses                  4,100          7,027        3,106
                                     ---------------------------------------
   Total noninterest expense              9,870         12,642        9,496
                                     ---------------------------------------
   Income (loss) before income taxes        706        (16,585)      (4,105)
Income Tax Benefit                         (680)        (5,554)      (2,186)
                                     ---------------------------------------
   Net income (loss)                  $   1,386      $ (11,031)   $  (1,919)
                                     =======================================
Weighted Average Number of
 Shares Outstanding                   8,778,621      5,235,431    5,252,161
                                     =======================================
Basic Earnings (loss)
 Per Common Share                     $    0.16      $   (2.11)   $   (0.37)
                                     =======================================




The accompanying notes are an integral part of the financial statements.

Belmont Bancorp. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For the Years Ended December 31, 2000, 1999 and 1998 ($000's)
-------------------------------------------------------------------------------

                                                                                                        Accumulated
                                                                                                           Other
                                                                      Additional                          Compre-        Compre-
                                                Preferred    Common    Paid-in-   Retained   Treasury     hensive        hensive
                                      Total       Stock       Stock    Capital    Earnings    Stock    Income (Loss)   Income (Loss)
                                  --------------------------------------------------------------------------------------------------
Balance, December 31, 1997        $   31,899    $     --   $  1,321    $ 7,781    $22,729    $  (131)     $   199
Comprehensive income
 Net loss                             (1,919)                                      (1,919)                             $   (1,919)
 Other comprehensive
  income, net of tax
  Unrealized loss on securities
   net of reclassification
   adjustment                         (1,398)                                                              (1,398)         (1,398)
                                                                                                                       ----------
   Comprehensive income (loss)                                                                                         $   (3,317)
                                                                                                                       ==========
Cash dividends declared:
 Common stock ($.385 per share)       (2,022)                                      (2,022)
Purchase of treasury stock            (1,308)                                                 (1,308)
Issuance of treasury stock               112                                73                    39
                                  -------------------------------------------------------------------------------
Balance, December 31, 1998        $   25,364          --   $  1,321    $ 7,854    $18,788    $(1,400)     $(1,199)
Comprehensive income
 Net loss                            (11,031)                                     (11,031)                             $  (11,031)
 Other comprehensive
  income, net of tax
  Unrealized loss on
   securities net of
   reclassification
   adjustment                         (4,404)                                                              (4,404)         (4,404)
                                                                                                                       ----------
   Comprehensive income (loss)                                                                                         $  (15,435)
                                                                                                                       ==========
Cash dividends declared:
 Common stock ($.12 per share)          (628)                                        (628)
Issuance of Series A
 convertible preferred stock           1,650       1,650
Issuance of treasury stock               280                                50                   230
                                  -------------------------------------------------------------------------------
Balance, December 31, 1999        $   11,231  $    1,650   $  1,321    $ 7,904    $ 7,129    $(1,170)      (5,603)
Comprehensive income
 Net income                            1,386                                        1,386                              $    1,386
 Other comprehensive income,
  net of tax
  Unrealized gain on securities
   net of reclassification
   adjustment                          3,658                                                                3,658           3,658
                                                                                                                       ----------
   Comprehensive income                                                                                                $    5,044
                                                                                                                       ==========
Conversion of Series A preferred
 stock to common stock                    --      (1,650)       206      1,444
Issuance of common stock               9,327                  1,261      8,066
                                  -------------------------------------------------------------------------------
Balance, December 31, 2000        $   25,602  $       --   $  2,788    $17,414    $ 8,515    $(1,170)     $(1,945)
                                  ===============================================================================


The accompanying notes are an integral part of the financial statements.

Belmont Bancorp. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2000, 1999 and 1998 ($000's)
-------------------------------------------------------------------------------


                                     2000             1999         1998
                                   --------------------------------------
Operating Activities
 Net income (loss)                 $   1,386     $  (11,031)  $   (1,919)
 Adjustments to reconcile
  net income (loss) to net
  cash flows from
  operating activities:
   Provision for loan
    losses                               242         15,877       12,882
   Depreciation and
    amortization expense                 675            710          743
   Amortization of
    investment security
    premiums                             593          2,419        2,403
   Accretion of investment
    security discounts                  (610)          (648)        (302)
   Amortization of
    intangibles                           10            439          196
   Securities (gains)
    losses                                (4)           880       (1,338)
   Trading (gains) losses                 --             10          (63)
   Deferred taxes                       (680)        (4,668)          83
   Proceeds from sale of
    trading securities                    --         13,592       12,893
   Purchase of securities
    for trading account                   --        (15,516)     (14,865)
   Gain (loss) on sale of
    fixed assets                          (4)            --         (384)
   Gain (loss) on sale of
    loans                                 40           (341)        (144)
   Changes in:
    Interest receivable                   93            980         (144)
    Interest payable                      73           (149)         165
    Loans held for sale                1,805           (111)        (850)
    Federal tax refund                 5,696             --           --
    Others, net                         (280)        (3,478)      (1,382)
                                   --------------------------------------
    Cash from operating
     activities                        9,035         (1,035)       7,974
                                   --------------------------------------


Investing Activities
 Proceeds from:
  Maturities and calls of
   securities                          4,557          6,237        4,370
  Sale of securities
   available for sale                  5,667         73,846       87,580
  Principal collected on
   mortgage-backed securities         11,046         40,897       37,964
  Sale of loans                        2,178          9,008       20,144
  Redemption of life
   insurance contracts                    --          1,741           --
  Sales of other real
   estate owned                           97            155           39
  Sales of premises and
   equipment                               9             --          612
 Purchases of:
  Securities available for sale      (14,698)       (39,289)    (193,441)
  Life insurance contracts                --            (81)        (413)
  Premises and equipment                (209)          (596)        (947)
 Changes in:
  Federal funds sold                 (12,705)        (2,025)          --
  Loans, net                          29,902         20,516      (13,998)
                                   --------------------------------------
  Cash from investing
   activities                         25,844        110,409      (58,090)
                                   --------------------------------------
Financing Activities
 Proceeds from:
  Advances of long-term
   debt                                   --             --       35,000
  Issuance of preferred
   stock                                  --          1,650           --
  Issuance of common stock             9,327             --           --
  Issuance of treasury
   stock                                  --            280          112
 Payments on long-term debt               --        (71,401)     (13,233)
 Dividends paid on common stock           --           (628)      (2,022)
 Purchase of treasury stock               --             --       (1,308)
 Sale of branch deposits                  --        (10,311)          --
 Changes in:
  Deposits                           (23,746)       (38,608)      40,443
  Repurchase agreements               (4,889)          (146)         983
  Short-term borrowings              (19,740)        15,790      (10,685)
                                   --------------------------------------
  Cash from financing activities     (39,048)      (103,374)      49,290
                                   --------------------------------------
Increase (Decrease) in
 Cash and Cash Equivalents            (4,169)         6,000         (826)
Cash and Cash Equivalents,
 Beginning of Year                    15,439          9,439       10,265
                                   --------------------------------------
Cash and Cash Equivalents,
 End of Year                       $  11,270     $   15,439   $    9,439
                                   ======================================

The accompanying notes are an integral part of the financial statements.

Belmont Bancorp. and Subsidiaries
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2000, 1999 and 1998
-------------------------------------------------------------------------------

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

Securities Held to Maturity: These securities are purchased with the original intent to hold to maturity. Events which may be reasonably anticipated are considered when determining the Company's intent and ability to hold to maturity. Securities meeting such criteria at date of purchase and as of the balance sheet date are carried at cost, adjusted for amortization of premiums and accretion of discounts.

Securities Available for Sale: Debt and equity securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and carried at fair value with net unrealized gains and losses, net of tax, reflected as a component of other comprehensive income until realized. Securities held for indefinite periods of time include securities that may be sold to meet liquidity needs or in response to significant changes in interest rates or prepayment risks as part of the Company's overall asset/liability management strategy.

Trading Securities: Trading securities are held for resale within a short period of time and are stated at fair value. Trading gains and losses include the net realized gain or loss and market value adjustments of the trading account portfolio. These gains and losses are reported in current earnings. Securities with a fair value of $3,998,000 were transferred from the Trading portfolio to the Available for Sale portfolio during 1999. There were no transfers of securities between classifications in 2000 or 1998.

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

Allowance For Loan Losses: The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses incurred in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions.

Belmont Bancorp. and Subsidiaries
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2000, 1999 and 1998
-------------------------------------------------------------------------------

1. Summary of Significant Accounting Policies (continued)

Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows.

A loan is impaired when, based on current information and events, it is probable that all scheduled payments of principal and interest will not be collected according to the loan agreement. Factors in determining impairment include payment status, collateral value, and the probability of collecting scheduled payments. Insignificant payment delays and payment shortfalls generally do not result in impairment. Impairment for individual commercial and construction loans is measured by either the present value of expected future cash flows discounted at the loan's effective rate or the fair value of the collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as residential mortgage, credit card, and consumer loans, are collectively evaluated for impairment.

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

When units of property are disposed, the premises and equipment accounts are relieved of the cost and the accumulated depreciation related to such units. Any resulting gains or losses are credited to or charged against income. Costs of repairs and maintenance are charged to expense as incurred. Major renewals and betterments are capitalized at cost.

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

Belmont Bancorp. and Subsidiaries
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2000, 1999 and 1998
-------------------------------------------------------------------------------

1. Summary of Significant Accounting Policies (continued)

Business Segments: Internal financial information is primarily reported and aggregated in the banking line of business.

Earnings Per Common Share: Earnings per common share are calculated based on net income after preferred dividend requirements and the weighted average number of shares of common stock outstanding during the year. The Company's preferred stock was not dilutive for 1999. The preferred stock was converted to common stock during 2000. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.
These options were anti-dilutive in 1999 and 2000.

Excess of Cost Over Net Assets Acquired: In 1999, the Company wrote off the remaining balance of intangible assets associated with branches purchased in 1991 and 1992 due to the sale of one of the branches and an evaluation of the Bank's position within the marketplace for the remaining branches. Amortization charged to expense was $439,000 in the period ended December 31, 1999 and $196,000 in the period ended December 31, 1998.

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

Management believes that it has made significant progress in identifying the losses in the loan portfolio and taking appropriate action to improve future credit quality. During 1999, management initiated a process of loan review which covers all commercial loans greater than $50,000. This process is an ongoing activity and continued throughout 2000. Some loans which had been considered performing credits were adversely classified as part of this process. In addition, certain loans were found to have incomplete underwriting documentation. Addressing these problems has been a high priority for Bank management.

The Company continues to meet its obligations on a continuing basis, and there remains available credit in the event that additional funding is needed. As of December 31, 2000, the Bank has unused short-term lines of credit with the Federal Home Loan Bank and other correspondent banks of approximately $24 million to meet its liquidity requirements.

As more fully described in Note 20, formal regulatory action by the Federal Reserve Bank and the Office of the Comptroller of the Currency (OCC) have required the Company and Bank to meet minimum capital requirements including improving and maintaining its Tier 1 capital as a percent of average assets (or Tier 1 leverage ratio) at 6% so long as the regulatory agreements remain in place. The Bank achieved this requirement by June 30, 2000.

3.  Shareholders' Equity

On June 30, 2000, the Company completed a recapitalization plan it began in November 1999 with the sale of $1.65 million of convertible preferred stock to its Board of Directors, which stock was subsequently converted into 825,000 shares of the Company's common stock based on a common stock price of $2.00 per share. The shares of common stock issued in the conversion are "restricted securities" as that term is defined in Rule 144 under the Securities Act of 1933.

In February 2000, the Company commenced the first of two successive public offerings. In the initial offering, which closed in April 2000, the Company sold 2,039,869 shares of common stock at $2.00 per share and received $4.1 million in gross offering proceeds. In the second offering, which began in May 2000 and closed in June 2000, the Company sold 3,000,000 shares of common stock, also at $2.00 per share. The Company received $6.0 million in gross offering proceeds in this fully subscribed follow-on offering.

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

The following table represents the change in the Company's outstanding shares:

                                              Preferred      Common
                                                Stock         Stock
                                             ---------------------------
Shares outstanding, December 31, 1998              --       5,222,152
Shares issued                                  16,500              --
Treasury shares reissued                           --          14,382
                                             ------------------------
Shares outstanding, December 31, 1999          16,500       5,236,534
Preferred shares converted into common stock  (16,500)        825,000
Shares issued                                      --       5,039,869
                                              -----------------------
Shares outstanding, December 31, 2000              --      11,101,403
                                              =======================


Belmont Bancorp. and Subsidiaries
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2000, 1999 and 1998
-------------------------------------------------------------------------------

4.  Securities

At December 31, 2000 and 1999, all securities were classified as available for sale. The estimated fair value of securities as of December 31 are depicted in the following tables:

                                                                2000
                                       ----------------------------------------------------
                                                          Gross        Gross     Estimated
                                        Amortized      Unrealized    Unrealized     Fair
(Expressed in thousands)                  Cost           Gains         Losses      Value
                                       ----------------------------------------------------
U.S. Treasury securities and
 obligations of U.S. Government
 corporations and agencies               $  5,632        $ --        $  (221)   $  5,411
Obligations of states and
 political subdivisions                    43,398         120         (1,930)     41,588
Mortgage-backed securities                 35,130          51           (490)     34,691
Collateralized mortgage obligations        21,166         101           (166)     21,101
Corporate debt                              3,102          --           (357)      2,745
                                       ---------------------------------------------------
 Total debt securities                    108,428         272         (3,164)    105,536
Marketable equity securities                4,203          83           (138)      4,148
                                       ---------------------------------------------------
 Total available for sale                $112,631        $355        $(3,302)   $109,684
                                       ===================================================


                                                                1999
                                       ----------------------------------------------------
                                                          Gross        Gross     Estimated
                                        Amortized      Unrealized    Unrealized     Fair
(Expressed in thousands)                  Cost           Gains         Losses      Value
                                       ----------------------------------------------------
U.S. Treasury securities and
 obligations of U.S. Government
 corporations and agencies               $ 12,130        $ --        $  (790)   $ 11,340
Obligations of states and
 political subdivisions                    44,246          54         (6,132)     38,168
Mortgage-backed securities                 37,403          52           (860)     36,595
Collateralized mortgage obligations        16,130          32           (562)     15,600
Corporate debt                              3,107          --           (244)      2,863
                                       ----------------------------------------------------
 Total debt securities                    113,016         138         (8,588)    104,566
Marketable equity securities                6,165         101           (140)      6,126
                                       ----------------------------------------------------
 Total available for sale                $119,181        $239        $(8,728)   $110,692
                                       ====================================================

The amortized cost and estimated fair value of securities at December 31, 2000, by contractual maturity, follow. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                       Estimated
                                                                   Amortized              Fair
(Expressed in thousands)                                             Cost                 Value
                                                                  -------------------------------
Due in one year or less                                           $    147             $     147
Due after one year
 through five years                                                  2,515                 2,406
Due after five years
 through ten years                                                   3,464                 3,409
Due after ten years                                                 46,006                43,782
Mortgage-backed securities                                          35,130                34,691
Collateralized mortgage obligations                                 21,166                21,101
Equity securities                                                    4,203                 4,148
                                                                  ------------------------------
Total                                                             $112,631             $ 109,684
                                                                  ==============================


Sales and write-downs of securities resulted in the following:



(Expressed in thousands)                                              2000      1999        1998
                                                                  --------------------------------
Proceeds from sales                                               $  5,667   $73,846     $87,580
Gross gains                                                             78       118       1,355
Gross losses                                                           (18)     (992)        (18)
Realized losses on market declines                                     (56)       --          --
Losses on securities called                                             --        (7)         (1)
Gains on securities called                                              --         1           1
Gross trading gains                                                     --        69         101
Gross trading losses                                                    --       (79)        (39)

Assets carried at $26,078,000 and $20,654,000 at December 31, 2000 and 1999,
respectively, were pledged to secure United States Government and other public funds, and for other purposes as required or permitted by law. Certain other securities were pledged to secure Federal Home Loan Bank advances as disclosed below under the caption "Borrowings."

5.  Loans and Allowance for Loan Losses

Loans outstanding at December 31 are as follows:


(Expressed in thousands)                                2000      1999
                                                    -------------------
Real estate-construction                            $ 12,856  $  9,732
Real estate-mortgage                                  40,794    45,944
Real estate-secured by nonfarm,
 nonresidential property                              22,738    17,478
Commercial, financial and agricultural                45,838    78,661
Obligations of political subdivisions in the U.S       2,951     3,181
Installment and credit card loans to individuals       4,699    10,138
                                                    -------------------
Loans receivable                                    $129,876  $165,134
                                                    ===================

Mortgage loans serviced for others approximated $38,097,000 and $38,558,000, at December 31, 2000 and 1999, respectively.

Non-accruing loans and leases amounted to $8,518,000 and $13,769,000 at December 31, 2000 and 1999, respectively. The after-tax effect of the interest that would have been accrued on these loans was $533,000 in 2000 and $992,000 in 1999. Loans past due 90 days and still accruing interest were $2,000 and $541,000 at year-end 2000 and 1999.

Belmont Bancorp. and Subsidiaries
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2000, 1999 and 1998
-------------------------------------------------------------------------------

5. Loans and Allowance for Loan Losses (continued)

At December 31, impaired loans were as follows:

(Expressed in thousands)                                  2000          1999
                                                        ----------------------
Year-end loans with no allocated
 allowance for loan losses                              $      2      $    352
Year-end loans with allocated
 allowance for loan losses                                 9,020        13,930
                                                        ----------------------
 Total                                                  $  9,022      $ 14,282
Amount of the allowance
 for loan losses allocated                              $  2,673      $  5,157
Average impaired loans                                  $ 11,545      $ 12,839
Interest income recognized during impairment                  --            --
Cash-basis interest income recognized                         --            --



Management believed there were no impaired loans during 1998.

Activity in the allowance for loan losses is summarized as follows:

                                                        December 31
(Expressed in thousands)                      2000          1999         1998
                                          -------------------------------------
Balance at beginning of year              $  9,702      $  5,475      $  4,134
Additions charged to operating expense         242        15,877        12,882
Recoveries on loans previously
 charged-off                                 2,023           767            15
Loans charged-off                           (4,300)      (12,417)      (11,556)
                                          -------------------------------------
Balance at end of year                    $  7,667      $  9,702      $  5,475
                                          =====================================



The entire allowance represents a valuation reserve which is available for future charge-offs.

6. Premises and Equipment

Premises and equipment are as follows:

                                                                     Original
                                                December 31        Useful Life
(Expressed in thousands)                    2000          1999         Years
                                        --------------------------------------
Land and land improvements               $  1,189      $  1,187
Buildings                                   5,864         5,855       30 - 50
Furniture, fixtures and equipment           6,436         6,260        5 - 12
Leasehold improvements                        787           787        5 - 20
                                        --------------------------------------
 Total                                     14,276        14,089
Less accumulated depreciation
 and amortization                           7,484         6,826
                                        --------------------------------------
Premises and equipment, net              $  6,792      $  7,263
                                        ======================================


7. Deposits

At December 31, 2000, the aggregate maturities of time deposits are summarized as follows:


(Expressed in thousands)

          2001             $ 72,513
          2002               17,888
          2003                5,260
          2004                1,735
          2005                6,107
          Thereafter         10,067
                           --------
           Total           $113,570
                           ========

Time deposits include certificates of deposit issued in denominations of $100,000 or more which amounted to $17,378,000 at December 31, 2000, and $20,794,000 at December 31, 1999. A maturity distribution of time certificates of deposit of $100,000 or more follows:


(Expressed in thousands)                                       2000                   1999
                                                           --------------------------------
Due in three months or less                                 $ 4,397                $ 6,677
Due after three months through six months                     4,592                  6,135
Due after six months through twelve months                    3,017                  2,791
Due after one year through five years                         3,597                  2,127
Due after five years                                          1,775                  3,064
                                                            ------------------------------
  Total                                                     $17,378                $20,794
                                                            ==============================



8.  Securities Sold Under Repurchase Agreements

Securities sold under agreements to repurchase represent primarily overnight borrowings except for one agreement for $2,200,000 that matured in March 2000. For all repurchase agreements, the securities underlying the agreements were under the subsidiary bank's control. Information related to these borrowings is summarized below:

(Expressed in thousands)                      2000     1999
                                            ------------------
Balance at year-end                          $1,204   $6,093
Average during the year                      $2,463   $5,877
Maximum month-end balance                    $4,308   $6,093
Weighted average rate during the year          5.38%    5.00%
Weighted average rate at December 31           4.89%    4.77%

Belmont Bancorp. and Subsidiaries
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2000, 1999 and 1998
-------------------------------------------------------------------------------

9. Borrowings

The Company uses both short and long-term borrowings to meet its liquidity and funding needs consisting primarily of federal funds purchased and advances from the Federal Home Loan Bank (FHLB). All FHLB advances, including short and long-term borrowings, are secured by collateral consisting of a blanket pledge of residential mortgage loans, securities, and shares of stock of the FHLB. The carrying value of residential mortgage loans available as collateral for FHLB advances was $22,206,000 and $34,613,000 at December 31, 2000 and 1999,
respectively. The carrying value of FHLB stock and securities that secure the FHLB debt was $27,391,000 and $34,859,000 at December 31, 2000 and 1999,
respectively. FHLB advances are made under agreements which allow for maximum borrowings of $40 million subject to collateral requirements. Advances can be made at fixed or variable rates of interest.

Information related to these borrowings at December 31, 2000 and 1999, is summarized below.


Short-term borrowings
(Expressed in thousands)


FHLB Advances                               2000      1999
-------------                            ------------------
Balance at year-end                      $    --   $19,740
Average balance during the year          $ 6,421   $ 1,712
Maximum month-end balance                $19,155   $19,740
Weighted average rate during the year       6.20%     5.41%
Interest rate at December 31                 N/A      5.24%

Federal Funds Purchased                     2000      1999
-----------------------                  ------------------
Balance at year-end                      $    --   $    --
Average during the year                  $    16   $   693
Maximum month-end balance                $    --   $ 4,200
Weighted average rate during the year       6.29%     5.15%
Weighted average rate at December 31         N/A       N/A


Long-term borrowings

Long term borrowings consist of two $10 million advances from the Federal Home Loan Bank of Cincinnati (the "FHLB") with initial fixed interest rates of 4.78% and 4.54% for three years. These advances have a ten year final maturity and are due in 2008. The FHLB has the option at the end of the first three year term and every quarter thereafter to convert the advances to a floating rate based on the 3 month LIBOR rate. If this option is exercised by the FHLB, the Bank may repay the advance without penalty in full or in part. During 1999, $60,000,000 of long term debt was paid off prior to the scheduled maturity date, and penalties of $342,000 were required to be paid.

Scheduled principal payments on long-term debt in each of the five years subsequent to December 31, 2000, are as follows:

(Expressed in thousands)
          2001              $     0
          2002                    0
          2003                    0
          2004                    0
          2005                    0
          Thereafter         20,000

10. Income Tax

The components of income taxes are as follows:


(Expressed in thousands)                             2000     1999      1998
                                                   --------------------------
Current payable (refundable)                       $  --   $  (886)  $(2,269)
Deferred                                            (680)   (5,668)       83
Change in valuation allowance                         --     1,000        --
                                                   --------------------------
 Income tax (benefit)                              $(680)  $(5,554)  $(2,186)
                                                   ==========================


The following temporary differences gave rise to the deferred tax asset at December 31, 2000 and 1999:


(Expressed in thousands)                                      2000      1999
                                                           ------------------
Deferred tax assets:
 Allowance for loan losses                                  $ 1,264   $ 1,792
 Interest on non-accrual loans                                  104       511
 Deferred compensation liability
  for employees' future benefits                                283       323
 Intangible assets                                              368       422
 Unrealized losses on investments                             1,002     2,887
 Other deferred tax assets                                       72        97
 Net operating loss carryforward                              4,857     3,179
 Tax credit carryforwards                                     1,460     1,263
                                                            -----------------
  Total deferred tax assets                                   9,410    10,474
Valuation allowance                                          (1,000)   (1,000)
                                                            -----------------
  Total deferred tax assets,
   net of valuation allowance                                 8,410     9,474
                                                            -----------------
Deferred tax liabilities:
 Federal Home Loan Bank stock dividends                        (546)     (471)
 Other deferred tax liabilities                                (518)     (452)
                                                            -----------------
  Total deferred tax liabilities                             (1,064)     (923)
                                                            -----------------
   Net deferred tax asset                                   $ 7,346   $ 8,551
                                                            =================

A reconciliation between the amount of reported income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:


                                       2000               1999                1998
                                ---------------------------------------------------------
(Expressed in thousands)         Amount   Percent   Amount    Percent   Amount    Percent
                                ---------------------------------------------------------
Tax at statutory rate             $ 240      34.0   $(5,639)    (34.0)  $(1,396)    (34.0)
Tax exempt interest
 on investments
 and loans                         (684)    (96.9)     (794)     (4.8)     (450)    (11.0)
Tax credits                        (197)    (27.9)     (169)     (1.0)      (74)     (1.8)
Earnings on life
insurance policies                  (79)    (11.2)      (24)       --       (93)     (2.3)
Others - net                         40       5.7        72        --      (173)     (4.1)
Change in valuation
allowance                            --        --     1,000       6.3        --        --
                                ---------------------------------------------------------
 Actual tax expense (benefit)     $(680)    (96.3)  $(5,554)    (33.5)  $(2,186)    (53.2)
                                =========================================================

Belmont Bancorp. and Subsidiaries
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2000, 1999 and 1998
-------------------------------------------------------------------------------

10. Income Tax (continued)

During 1998 and 1999, the Company generated taxable losses aggregating approximately $22,063,000 which were carried back to prior years. The taxable income in all open taxable years has been eliminated and the remaining net operating loss of approximately $9,349,000 is being carried forward. The carryforward expires in 2019. During 2000, the Company generated additional taxable losses of $4,758,000 which can be carried forward through 2020. The Company also has a low income housing credit carryforward of $950,000 and an alternative minimum tax carryforward of $509,000. The low income housing credit expires $485,000 in 2017, $99,000 in 2018, $169,000 in 2019, and $197,000 in
2020.  The alternative minimum tax credit can be carried forward indefinitely.
A valuation allowance has been established reducing the Company's deferred tax asset to reflect management's estimate of that portion of the asset that may not be realized.

Tax expense (benefit) related to securities gains and losses were $1,000, $(303,000) and $476,000 for 2000, 1999 and 1998, respectively.

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

Total profit-sharing expense for 2000, 1999, and 1998 was $52,000, $55,000, and $295,000, respectively.

In addition to providing the profit-sharing plan, the Company sponsors two defined benefit post-retirement plans that cover both salaried and nonsalaried employees. Employees must be fifty-five years old and have ten years of service to qualify for the plans. One plan provides medical and dental benefits, and the other provides life insurance benefits. The post-retirement health care plan is contributory, with retiree contributions adjusted annually; the life
insurance plan is noncontributory.   The expense, liability, and contributions
under the plans are not material in any period presented.

12.  Leases

The subsidiary bank utilized certain bank premises and equipment under long-term leases expiring at various dates. In certain cases, these leases contain renewal options and generally provide that the Company will pay for insurance, taxes and maintenance.

As of December 31, 2000 the future minimum rental payments required under noncancelable operating leases with initial terms in excess of one year are as follows:

                                         (Expressed in thousands)
                                            Operating Leases
                                         -------------------------
 Year ending December 31,
  2001                                            $123
  2002                                             124
  2003                                             121
  2004                                              70
  2005                                              58
 Thereafter                                         36
                                                  ----
   Total minimum lease payments                   $532
                                                  ====

Rental expense under operating leases approximated $119,000 in 2000, $139,000 in 1999, and $139,000 in 1998.

13.  Related Party Transactions

Certain directors and executive officers and their associates were customers of, and had other transactions with, the subsidiary bank in the ordinary course of business in 2000 and 1999.

The following is an analysis of loan activity to directors, executive officers, and their associates:

(Expressed in thousands)                     2000      1999
                                           ------------------
Balance previously reported                $ 5,459   $ 6,235
New loans during the year                       34       877
                                           ------------------
 Total                                       5,493     7,112
Less repayments during the year               (486)   (1,575)
Effect of changes in related parties        (1,023)      (78)
                                           ------------------
Balance, December 31                       $ 3,984   $ 5,459
                                           ==================

Related party deposits totaled $2,018,000 and $579,000 at December 31, 2000 and 1999, respectively.

Belmont Bancorp. and Subsidiaries
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2000, 1999 and 1998
-------------------------------------------------------------------------------

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

The following represents financial instruments whose contract amounts represent credit risk at December 31:

                                 Contract  Amount
                                 ----------------
(Expressed in thousands)            2000    1999
                                 ----------------
 Commitments to extend credit    $15,389  $16,444
 Standby letters of credit           466      686

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counter party. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing properties. At December 31, 2000, $11,252,000 in commitments to extend credit were issued at an adjustable rate of interest; the remaining $4,137,000 in commitments were issued at fixed rates.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. Of the standby letters of credit, $406,000 expire in 2001, while the remaining $60,000 expire in 2002. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

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

The subsidiary bank measures concentration of credit based on categorizing loans by the Standard Industry Classification codes. Loans and commitments equal to or exceeding 25% of Tier 1 capital are considered concentrations of credit. At year end, the bank had concentrations of credit in the following industries:

(Expressed in thousands)                                   2000
                                           Loan balance and        Percent of
Industry                                   available credit      Tier 1 Capital
-------------------------------------------------------------------------------
Amusement industry                                $ 6,864            35.8%
Services-hotel/motel                                5,549            29.0%

(Expressed in thousands)                                   1999
                                           ------------------------------------
                                           Loan balance and        Percent of
Industry                                   available credit      Tier 1 Capital
-------------------------------------------------------------------------------
Amusement industry                                $14,551           159.6%
Commercial apartments and rentals                   6,582            72.2%
Commercial office buildings and rentals             5,466            60.0%
Contracting-general building                        5,324            58.4%
Contractors-commercial construction                 4,908            53.8%
Services-hotel/motel                                4,448            48.8%
Miscellaneous fabricated metal products             3,695            40.5%
Services-physicians                                 3,422            37.5%
Bituminous coal mining                              3,419            37.5%
Services-car washes                                 3,200            35.1%
Tire recycling                                      2,480            27.2%
Retailers-fast food                                 2,396            26.3%



16.  Limitations on Dividends

The approval of the Comptroller of the Currency is required to pay dividends if the total of all dividends declared by a national bank in any calendar year exceeds the total of its retained net profits for the current year plus the two preceding years. Under this formula, the bank cannot declare dividends in 2001 without approval of the Comptroller of the Currency. The subsidiary bank is the primary source of funds to pay dividends to the shareholders of Belmont Bancorp. As discussed later, the Company is prohibited from paying dividends without regulatory approval.

Belmont Bancorp. and Subsidiaries
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2000, 1999 and 1998
-------------------------------------------------------------------------------

17.  Other Operating Expenses

Other operating expenses include the following:

(Expressed in thousands)                           2000    1999    1998
                                                 -----------------------
Taxes other than payroll
 and real estate                                 $   24  $  254  $  496
Supplies and printing                               165     233     299
Insurance, including
 federal deposit insurance                          774     169     127
Amortization of intangibles                          10     439     196
Legal fees                                        1,153   1,671      52
Consulting expense                                  139   1,442     111
Examinations and audits                             359     385     213
Prepayment penalties on Federal
 Home Loan Bank advances                             --     342      --
Legal settlements                                    12     295      --
Other (individually less than
 1% of total income)                              1,464   1,797   1,612
                                                 -----------------------
Total                                            $4,100  $7,027  $3,106
                                                 =======================

18.  Restrictions on Cash

The subsidiary bank is required to maintain a reserve balance with the Federal Reserve Bank. The amounts of the reserve balance at December 31, 2000 and 1999, were $2,162,000 and $3,290,000, respectively.

19.  Cash Flows Information

The Company's policy is to include cash on hand and amounts due from banks in the definition of cash and cash equivalents.

Cash payments for interest in 2000, 1999, and 1998 were $10,629,000, $15,758,000, and $16,316,000, respectively. Cash payments for income taxes for 2000, 1999, and 1998, were $0, $383,000, and $2,168,000, respectively. In
2000, the Company received a tax refund of $5,696,000.

Non-cash transfers during 2000 involved the conversion of preferred stock to common stock for $1,650,000 and the transfer of loans to other real estate of $901,000.

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

The capital ratios and the regulatory framework for adequately capitalized institutions are depicted as set forth in the following table:


                                                       For Capital
                                        Actual      Adequacy Purposes (1)
(Expressed in thousands)            Amount   Ratio    Amount    Ratio
                                   ---------------------------------------
As of December 31, 2000:
Total risk based capital
 to risk weighted assets:
 Consolidated                      $23,327   13.9%   $13,360     8.0%
 Bank                               21,277   12.9%    13,196     8.0%
Tier I capital
 to risk weighted assets:
 Consolidated                       21,171   12.7%     6.680     4.0%
 Bank                               19,146   11.6%     6,598     4.0%
Tier I capital
 to average assets:
 Consolidated                       21,171    7.8%    10,898     4.0%
 Bank                               19,146    7.1%    10,820     4.0% (2)

Belmont Bancorp. and Subsidiaries
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2000, 1999 and 1998
-------------------------------------------------------------------------------

20.  Regulatory Matters (continued)


                                                       For Capital
                                        Actual      Adequacy Purposes (1)
(Expressed in thousands)            Amount   Ratio    Amount    Ratio
                                   ---------------------------------------
As of December 31, 1999:
Total risk based capital
 to risk weighted assets:
 Consolidated                      $14,090    6.9%   $16,428     8.0%
 Bank                               11,738    5.8%    16,220     8.0%
Tier I capital
 to risk weighted assets:
 Consolidated                       11,435    5.6%     8,214     4.0%
 Bank                                9,115    4.5%     8,110     4.0%
Tier I capital
 to average assets:
 Consolidated                       11,435    3.5%    13,118     4.0%
 Bank                                9,115    2.8%    13,012     4.0% (2)


(1) These are also the standards to be "adequately capitalized" under Prompt Corrective Action Provisions.

(2) The Consent Order requires a 6% Tier 1 leverage ratio.


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

In addition, the consent order mandates that the Bank must achieve and maintain a 6% Tier 1 leverage ratio. Through its recapitalization efforts, the Company and the Bank achieved the minimum Tier 1 leverage ratio mandated by the consent order by June 30, 2000.

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

Subsequent Notification: In February 2000, the Bank was notified by the OCC that its capital category at December 31, 1999 under Prompt Corrective Action regulations was significantly undercapitalized. As a result of its recapitalization efforts described in Note 3, the Bank was formally notified that it had achieved an adequately capitalized designation under Prompt Corrective Action regulations as of June 30, 2000 in a letter from the OCC dated July 27, 2000. There are no conditions or events since that notification that management believes has changed the Bank's capital category.


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

Belmont Bancorp. and Subsidiaries
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2000, 1999 and 1998
-------------------------------------------------------------------------------

21.  Fair Value of Financial Instruments (continued)

Securities: For debt securities and marketable equity securities, fair values are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

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

The estimated fair values of the Company's financial instruments are as follows:


                                                2000                         1999
                                   ----------------------------------------------------------
                                      Carrying        Estimated       Carrying      Estimated
(Expressed in thousands)               Amount        Fair Value        Amount      Fair Value
                                  ------------------------------------------------------------
Financial assets:
-----------------
Cash due from banks                   $ 11,270         $ 11,270       $ 15,439      $ 15,439
Federal funds sold                      14,730           14,730          2,025         2,025
Securities available for sale          109,684          109,684        110,692       110,692
Loans, net                             122,209          123,836        157,277       157,004
Accrued interest receivable              1,658            1,658          1,751         1,751

Financial liabilities:
----------------------
Deposits                               231,686          226,514        255,432       257,184
Repurchase agreements                    1,204            1,204          6,093         6,096
Accrued interest payable                   820              820            747           747
Short-term borrowings                       --               --         19,740        19,740
Long-term borrowings                    20,000           19,780         20,000        19,445


22.  Condensed Parent Company Financial Statements

Presented below are the condensed balance sheets, statements of income, and statements of cash flows for Belmont Bancorp.

Balance Sheets                                       (Expressed in thousands)
                                                           December 31,
                                                       2000           1999
                                                     ------------------------
Assets
 Cash                                                $  1,402       $  1,141
 Investment in subsidiaries
  (at equity in net assets)                            23,418          8,950
 Equity securities                                        400            473
 Advances to subsidiaries                                 447            271
 Prepaid expenses                                          --            509
 Other assets                                           1,062            762
                                                     ------------------------
  Total assets                                       $ 26,729       $ 12,106
                                                     ========================
Liabilities
 Payable to subsidiary                               $    560       $    348
 Deferred compensation                                    567            527
                                                     ------------------------
  Total liabilities                                     1,127            875
Shareholders' Equity                                   25,602         11,231
                                                     ------------------------
  Total liabilities and shareholder's equity         $ 26,729       $ 12,106
                                                     ========================

Statements of Income

                                                  2000      1999       1998
                                               -------------------------------
Operating income
 Dividends from subsidiaries                   $     --   $    628   $ 3,921
 Realized loss in market decline
  on equity securities                              (56)        --        --
 Other income                                        71         51       108
                                               -------------------------------
  Total income                                       15        679     4,029
Operating expenses                                  141         79       143
                                               -------------------------------
 Income (loss) before income tax
  and equity in undistributed
  income of subsidiaries                           (126)       600     3,886
Income tax (benefit)                                (43)       (57)      (41)
Equity in undistributed income (loss)
 of subsidiaries                                  1,469    (11,688)   (5,846)
                                               -------------------------------
 Net income (loss)                             $  1,386   $(11,031)  $(1,919)
                                               ===============================

Belmont Bancorp. and Subsidiaries
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2000, 1999 and 1998
-------------------------------------------------------------------------------

Statements of Cash Flows
                                                    2000       1999      1998
                                                  -----------------------------
Operating activities
 Net income (loss)                                $ 1,386   $(11,031)  $(1,919)
 Adjustments to reconcile net income to
  net cash provided by operating activities:
  Realized loss in market decline
   on equity securities                                56         --        --
 Undistributed (earnings) loss of affiliates       (1,469)    11,688     5,846
  Changes in operating assets and liabilities:
   Prepaid expenses                                   508       (354)       92
   Accrued expenses and dividends                      40         33        94
   Other                                             (295)       (88)      (95)
                                                  -----------------------------
   Cash from operating activities                     226        248     4,018
                                                  -----------------------------
Investing activities
 Payments from subsidiaries                           212      1,083        --
 Payments to subsidiaries                            (175)      (149)     (274)
 Additional investment in subsidiary               (9,329)    (1,650)       --
 Investment purchases                                  --         --      (446)
                                                  -----------------------------
   Cash from investing activities                  (9,292)      (716)     (720)
                                                  -----------------------------
Financing activities
 Issuance of preferred stock                           --      1,650        --
 Issuance of common stock                           9,327         --        --
 Purchase of treasury stock                            --         --    (1,308)
 Issuance of treasury stock                            --        280       112
 Dividends                                             --       (628)   (2,022)
                                                  -----------------------------
   Cash from financing activities                   9,327      1,302    (3,218)
                                                  -----------------------------
Increase (decrease) in cash & cash equivalents        261        834        80
Cash and cash equivalents at beginning of year      1,141        307       227
                                                  -----------------------------
Cash and cash equivalents at end of year          $ 1,402   $  1,141   $   307
                                                  =============================


23.  Comprehensive Income

The components of other comprehensive income were as follows:

(Expressed in thousands)                          2000       1999      1998
                                                ------------------------------
Unrealized holding gains/losses
 arising during the period                      $ 5,546   $ (7,776)  $  (780)
Adoption of SFAS No. 133                             --        224        --
Reclassification adjustment                          (4)       880    (1,338)
                                                ------------------------------
 Net gains/losses
  arising during the period                       5,542     (6,672)   (2,118)
Tax effect                                       (1,884)     2,268       720
                                                ------------------------------
Other comprehensive income (loss)               $ 3,658   $ (4,404)  $(1,398)
                                                ==============================

24.   Litigation

The Company and its subsidiaries have been named as defendants in legal actions. Management believes, based on the advice of counsel, that no accrual for loss is necessary.

The Company is a defendant in a suit for damages brought in the Court of Common Pleas for Belmont County, Ohio in April 1999 by George Michael Riley and others against the Bank and certain former officers, among others, alleging torts to have occurred in connection with the Bank's denial of a loan to a third party to finance the sale of a business owned by plaintiffs. In another case filed in the same Court in May 1999, Charles J. and Rebecca McKeegan, the beneficial owners of the potential purchaser of the business in the same transaction claim damages in excess of $500,000 based upon alleged tortuous conduct as to them by defendants. In both cases it is claimed that a former loan officer of the Bank later purchased the business at a lower price with financial assistance from the Bank's former chief operating officer. Based on the advice of counsel, the Company believes its exposure to liability, if any, is minimal in each case.

In August 1999, the Company's directors unanimously approved and entered into a consent order with the Office of the Comptroller of the Currency and entered into a written agreement with the Federal Reserve Bank of Cleveland under which the Company and the Bank agreed to meet specified conditions relating to its future operations and capital requirements. The consent order requires the Bank to, among other things, formulate new plans, policies, procedures and programs relating to long-term strategy, organizational structure, management, loans, loan loss reserves, overdrafts, loan interest accrual and non-accrual loans, loan diversification, internal audit and periodic loan review by certain dates. Management believes that it has satisfied or is in the process of satisfying all of the conditions of the order.

In August 1999, the Company also entered into an agreement with the Federal Reserve Bank of Cleveland, under authority given it by the Board of Governors of the Federal Reserve System, the federal regulatory agency for Belmont. As with the consent order of the Comptroller of the Currency, the Federal Reserve Bank agreement necessitates certain actions and restrictions. Without prior Federal Reserve Bank approval, the agreement prohibits the Company from paying dividends, incurring debt, redeeming stock, receiving dividends from the Bank, imposing charges on the Bank, and engaging in any transaction with the Bank in violation of federal law. The Company is required to report quarterly on progress in complying with the Federal Reserve Bank agreement. Management believes that it has satisfied or is in the process of satisfying all of the terms of the agreement.

Belmont Bancorp. and Subsidiaries
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2000, 1999 and 1998
-------------------------------------------------------------------------------

24.  Litigation (continued)

In August 1999, the Bank was named as a defendant in a lawsuit filed in the Belmont County Common Pleas Court by Joseph C. Heinlein, Jr. against his former secretary, the Bank, other financial institutions and individuals with whom the secretary did business. The complaint alleges that the secretary embezzled funds from the plaintiff's account over a period of several years by forging his signature to checks and alleges negligence on the part of the Bank for honoring such checks. The complaint has been amended to claim damages of $1,250,000.
This secretary has entered into a pleas agreement under which she has paid $500,000 in restitution and received a prison sentence. The Bank believes that it has valid defenses against the claim and intends to defend it vigorously. The Bank has also filed cross-claims against the secretary and a third party it believes benefited from the misappropriation of funds. In addition, the Company believes that any liability on the Bank's part would be covered under its insurance policy. However, the insurance carrier, Progressive Casualty Insurance Company, has filed a declaratory judgment and interpleader action raising issues of coverage and indemnification on this claim, as more fully discussed below.

In October 1999, the Company filed suit in the Court of Common Pleas of Tuscarawas County, Ohio, alleging that it had been the victim of an "elaborate fraud" that has resulted in more than $15 million in losses to the Bank. Following an extensive internal review of its loan portfolio, the Bank filed claims against Steven D. Schwartz, President of Schwartz Homes, Inc., the now-closed New Philadelphia retailer of manufactured homes. At the same time, the Bank filed claims against three additional people: Linda Reese, Schwartz Homes' Chief Financial Officer; William Wallace, the Bank's former Executive Vice-President and Chief Operating Officer; and Christine Wallace, his wife. In addition, as more fully discussed below, because of Mr. Wallace's alleged conduct as a bank officer and director, the Bank is seeking to recover from its indemnity bond insurance carrier, Progressive Casualty Insurance Company, the full amount of its bond. The Wallaces have filed counterclaims in an indeterminate amount upon various bases, including invasion of privacy, defamation and failure to distribute moneys allegedly due them under a deferred and certain other compensation plans. Steven Schwartz also requested leave to file counterclaims. The case has been scheduled for trial in May 2001. The Company intends to vigorously prosecute its case and defend against these claims.

In October 1999, James John Fleagane, a shareholder of the Company, filed an action against the Company, the Bank and certain of the Company's and the Bank's current and former officers and directors in the Circuit Court of Ohio County, West Virginia. The plaintiff alleges, among other things, that the Bank and its directors and officers negligently transacted and administered various loans with respect to Schwartz Homes, Inc. and customers of Schwartz. The plaintiff seeks damages for the loss in value of his stock and other compensatory and punitive damages in an unspecified amount and requests class action certification for the common shareholders of the Company. The court denied the Company's motion to dismiss this case in July 2000. In August 2000, the plaintiff filed an amended complaint, as to which the Company has filed an answer, affirmative defenses and cross-claims against the Company's former accountants, S.R. Snodgrass, A.C. and a principal thereof, and against J. Vincent Ciroli, Jr., formerly the Company's President and Chief Executive Officer. In February 2000, the court granted leave to the plaintiff to file a second amended complaint. The second amended complaint eliminates the direct claims against the Company and the Bank and the request for class action certification. Accordingly, as amended, this action constitutes a derivative suit against current and former officers and directors of the Company and the Bank, which is being defended by the Company and the Bank on their behalf. The parties are currently in the discovery phase of this case. The Company intends to vigorously defend this action.

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

Belmont Bancorp. and Subsidiaries
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2000, 1999 and 1998
-------------------------------------------------------------------------------

24.  Litigation (continued)

The Company is a defendant in litigation brought in October 1999 by Beall Homes, Inc., John B. Beall, and Peggy F. Beall in the Court of Common Pleas, Belmont County, Ohio. Plaintiffs seek a declaratory judgment that certain warrants of attorney which appear on promissory notes evidencing loans between the Bank and Beall Homes, Inc. (and guaranteed by John B. Beall and Peggy F. Beall) are invalid. Plaintiffs assert claims of breach of a duty of good faith in connection with the Bank's grant of three loans to Beall Homes, fraud and breach of fiduciary duty allegedly through floor plan financing, dominating and controlling plaintiff's business, wrongful set-off and conversion of the Beall Homes account, wrongful dishonor of certain customer checks of plaintiff, wrongful set-off and conversion of the mortgage account of John B. Beall, and intentional infliction of emotional distress. Plaintiffs seek compensatory and punitive damages in an amount in excess of $25,000 and a declaration that they are not in default of any of their loans, that the warrants of attorney are invalid, that the Bank is required to provide plaintiffs with an accounting of the manner in which payments made by plaintiffs have been applied by the Bank, and other relief. The Bank has filed a counterclaim for monetary damages and foreclosure of collateral securing indebtedness in the amount of $765,000 and has filed a petition for involuntary bankruptcy against Beall Homes. In February 2001, the bankruptcy court lifted the stay it had placed on the Bank's counterclaims against Beall Homes, thereby permitting the proceeding in the Court of Common Pleas, Belmont County, Ohio to continue. The Bank intends to vigorously defend this action and prosecute its own claims.

In September 1999, the Bank filed a lawsuit against Otterbacher Manufacturing, Inc. ("Manufacturing") and Gary and Karen Otterbacher regarding default by Manufacturing on a loan guaranteed by the Otterbachers. The Otterbachers filed a counterclaim against the Bank for lender liability claims relating to the Bank's declaration of default by Manufacturing and the Bank's refusal to extend additional or renew existing credit to Manufacturing. In January 2001, the Bank entered into a settlement agreement with the Otterbachers under which they agreed to pay $200,000 to the Bank, $100,000 of which was paid in January 2001, $60,000 of which is required to be paid in 2001 and the balance of which is required to be paid in five equal annual installments beginning in 2002. Under the terms of settlement, the Otterbachers agreed to dismiss all claims they had asserted against the Bank, including all lender liability claims.

Belmont Bancorp. and Subsidiaries

Management's Report
-------------------------------------------------------------------------------

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


/s/ W. Quay Mull, II                              /s/ W. R. Roat
W. Quay Mull, II                                  Wilbur R. Roat
Chairman                                          President and
Belmont Bancorp.                                  Chief Executive Officer
Belmont National Bank                             Belmont Bancorp.
                                                  Belmont National Bank

                                 /s/ Jane R. Marsh
                                 Jane R. Marsh
                                 Secretary, Belmont Bancorp.
                                 Senior Vice President,
                                 Controller and Cashier
                                 Belmont National Bank

Belmont Bancorp. and Subsidiaries

Opinion of Independent
Certified Public Accountants
-----------------------------------------------------------------------------

Board of Directors
Belmont Bancorp.
St. Clairsville, Ohio

We have audited the accompanying consolidated statements of income, changes in shareholders' equity, and cash flows of Belmont Bancorp. for the year ended
December 31, 1998.   These financial statements are the responsibility of the
Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Belmont Bancorp., for the year ended December 31, 1998, in conformity with generally accepted accounting principles.


/s/ S.R. Snodgrass A.C.
S.R. Snodgrass A.C.
Wheeling, West Virginia
May 19, 1999


Independent Auditor's Report
-------------------------------------------------------------------------------

To the Shareholders and Board of Directors of Belmont Bancorp.

We have audited the accompanying consolidated balance sheets of Belmont Bancorp. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Belmont Bancorp. and subsidiaries for the year ended December 31, 1998 were audited by other auditors whose report dated May 19, 1999, expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Belmont Bancorp. and subsidiaries at December 31, 2000 and 1999, and the results of its operations and its cash flows, for the years then ended in conformity with generally accepted accounting principles.

/s/ Crowe, Chizek and Company LLP
Crowe, Chizek and Company LLP

Columbus, Ohio
January 30, 2001

                                 EXHIBIT INDEX


Exhibit
Number                                 Description
------                                 -----------

4.1    --  Charter (1)
4.2    --  Charter Amendment regarding Series A Preferred Stock (2)
4.3    --  Bylaws as currently in effect (1)
10.1   --  Employment Agreement dated December 15, 1999 between Wilbur
           R. Roat, Belmont Bancorp. and Belmont National Bank (3)
10.2   --  Belmont Bancorp. 2001 Stock Option Plan (4)
21.1   --  List of Subsidiaries (4)
23.1   --  Consent of Crowe, Chizek and Company LLP (4)
23.2   --  Consent of S.R. Snodgrass A.C. (4)


______________________
(1) Filed as an exhibit to the Company's Registration Statement on Form S-2 filed with the Securities and Exchange Commission (Registration No. 333-91035) on November 16, 1999 and incorporated herein by reference.
(2) Filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-2 filed with the Securities and Exchange Commission (Registration No. 333-91035) on January 12, 2000 and incorporated herein by reference.
(3) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (Registration No. 0-12724) and incorporated herein by reference.
(4)    Filed herewith.