Form 10-Q
period 2001-03-31
BELMONT BANCORP
filed 2001-05-14
CIK 726294

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C.  20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended  March 31, 2001
                                --------------
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                to
                               --------------    ----------------
Commission File Number:  0-12724

                                Belmont Bancorp.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Ohio                                             34-1376776
-------------------------------------------------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

325 Main St., Bridgeport, Ohio                   43912
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

                         Common Stock, $0.25 par value,
                         11,101,403 shares outstanding
                               as of May 7, 2001

                                BELMONT BANCORP
                         Quarter Ending March 31, 2001


                                     INDEX

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Management's report on financial statements                                 3

Consolidated Balance Sheets - March 31, 2001 and
         December 31, 2000                                                  4

Consolidated Statements of Income - Three Months
         Ended March 31, 2001 and March 31, 2000                            5

Condensed Consolidated Statements of Changes in Shareholders' Equity
         Three Months Ended March 31, 2001 and March 31, 2000               6

Condensed Consolidated Statements of Cash Flows - Three Months
         Ended March 31, 2001 and March 31, 2000                            7

Notes to the Consolidated Financial Statements                              8

Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                            13

Item 3.  Quantitative and Qualitative Disclosure about Market Risk         19

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 19

Item 2.  Changes in Securities and Use of Proceeds                         20

Item 3.  Defaults upon Senior Securities                                   20

Item 4.  Submission of Matters to a Vote of Security Holders               20

Item 5.  Other Information                                                 20

Item 6.  Exhibits and Reports on Form 8-K                                  20

Signature page                                                             21

PART I - FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS

     The following consolidated financial statements and related notes of Belmont Bancorp. ("Belmont" or the "Company") and subsidiaries were prepared by management, which has the primary responsibility for the integrity of the financial information. The statements are prepared in conformity with generally accepted accounting principles appropriate in the circumstances, and include amounts that are based on management's best estimates and judgments. Financial information elsewhere in the quarterly report is prepared on a basis consistent with that in the financial statements.

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

Consolidated Balance Sheets
(Unaudited)  ($000s except share and per share amounts)


                                                                            March 31,            December 31,
                                                                               2001                   2000
Assets

    Cash and due from banks                                                   $ 10,202               $ 11,270
    Federal funds sold                                                           9,280                 14,730
    Securities available for sale at fair value                                120,516                109,684
    Loans                                                                      127,553                129,876
    Less allowance for loan losses                                              (7,827)                (7,667)
                                                                            ---------------------------------
          Net loans                                                            119,726                122,209
    Premises and equipment, net                                                  6,715                  6,792
    Deferred federal tax assets                                                  7,044                  7,346
    Cash surrender value of life insurance                                       4,473                  4,419
    Accrued income receivable                                                    1,830                  1,658
    Other assets                                                                 3,866                  3,680
                                                                            ---------------------------------
          Total assets                                                        $283,652               $281,788
                                                                            =================================
Liabilities

     Non-interest bearing deposits:
           Demand                                                             $ 24,044               $ 25,123
     Interest-bearing deposits:
           Demand                                                               24,463                 26,136
           Savings                                                              67,594                 66,857
           Time                                                                117,289                113,570
                                                                             --------------------------------
              Total deposits                                                   233,390                231,686
     Securities sold under repurchase agreements                                   621                  1,204
     Long-term borrowings                                                       20,000                 20,000
     Accrued interest on deposits and other borrowings                             838                    820
     Other liabilities                                                           1,924                  2,476
                                                                             --------------------------------
            Total liabilities                                                  256,773                256,186
                                                                             --------------------------------
Shareholders' Equity

       Preferred stock - authorized 90,000 shares with
       no par value                                                                  -                      -
       Common stock - $0.25 par value, 17,800,000 shares
       authorized; 11,153,195 shares issued at 3/31/01 and
       12/31/00                                                                  2,788                  2,788
       Additional paid-in capital                                               17,474                 17,414
       Treasury stock at cost (51,792 shares)                                   (1,170)                (1,170)
       Retained earnings                                                         8,681                  8,515
       Accumulated other comprehensive loss                                       (894)                (1,945)
                                                                             --------------------------------
          Total shareholders' equity                                            26,879                 25,602
                                                                             --------------------------------
          Total liabilities and shareholders' equity                          $283,652               $281,788
                                                                             ================================

The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Income
(Unaudited)  ($000s except per share amounts)

                                                                                  For the Three Months Ended
                                                                                           March 31,
                                                                                  2001                    2000
Interest Income

    Loans:
        Taxable                                                                   $2,633                  $3,027
        Tax-exempt                                                                    55                      69
    Securities:
        Taxable                                                                    1,217                   1,099
        Tax-exempt                                                                   513                     534
     Dividends                                                                        58                      58
     Interest on federal funds sold                                                  195                      28
                                                                               ---------------------------------
        Total interest income                                                      4,671                   4,815
                                                                               ---------------------------------
Interest Expense

      Deposits                                                                     2,394                   2,281
      Other borrowings                                                               262                     550
                                                                               ---------------------------------
         Total interest expense                                                    2,656                   2,831
                                                                               ---------------------------------
         Net interest income                                                       2,015                   1,984
      Provision for loan losses                                                        -                     242
                                                                               ---------------------------------
         Net interest income after provision
         for loan losses                                                           2,015                   1,742
                                                                               ---------------------------------
Noninterest Income

      Trust fees                                                                      99                     109
      Service charges on deposits                                                    191                     207
      Other operating income                                                         203                     193
      Securities gains (losses)                                                       (2)                     (1)
      Gains (losses) on sale of loans and loans held for sale                          6                      (7)
                                                                                --------------------------------
          Total noninterest income                                                   497                     501
                                                                                --------------------------------
Noninterest Expense

      Salary and employee benefits                                                 1,116                     981
      Net occupancy expense of premises                                              227                     215
      Equipment expenses                                                             218                     217
      Other operating expenses                                                     1,025                   1,072
                                                                                --------------------------------
          Total noninterest expense                                                2,586                   2,485
                                                                                --------------------------------
          Income (loss) before income taxes                                          (74)                   (242)
Income Tax Benefit                                                                  (239)                   (302)
                                                                                --------------------------------
           Net income                                                             $  165                  $   60
                                                                                ================================
Per Common Share Data:

Net earnings per common share:
     Basic                                                                         $0.01                   $0.01
     Diluted                                                                       $0.01                   $0.01

The accompanying notes are an integral part of the financial statements.

Condensed Consolidated Statements of Changes in
 Shareholders' Equity
(Unaudited) ($000s)

                                                                            For the Three Months Ended
                                                                                     March 31,
                                                                           2001                    2000
                                                                          -------------------------------
Balance at beginning of period                                              $25,602               $11,231
Comprehensive income (loss):
   Net income                                                                   165                    60
   Change in net unrealized gain (loss) on securities
      available for sale, net of reclassification and tax effects             1,051                   442
                                                                          -------------------------------
        Total comprehensive income                                            1,216                   502
   Common stock options granted                                                  61                     0
                                                                          -------------------------------
Balance at end of period                                                    $26,879               $11,733
                                                                          ===============================

The accompanying notes are an integral part of the financial statements.

Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2001 and 2000 ($000's)

                                                                               2001                   2000
                                                                          ----------------------------------
Cash from Operating Activities                                             $   (544)              $   (583)

Investing Activities
Proceeds from:
     Maturities and calls of securities                                         602                  2,001
     Sales of securities available for sale                                   1,176                  3,799
     Principal collected on mortgage-backed securities                        3,854                  2,708
     Sales of loans                                                               0                  1,494
     Sales of other real estate owned                                             0                     13
Purchases of:
     Securities available for sale                                          (14,921)                  (120)
     Premises and equipment                                                     (89)                   (57)
Changes in:
     Federal funds sold                                                       5,450                  1,270
     Loans, net                                                               2,283                 11,846
                                                                         ---------------------------------
Cash from investing activities                                               (1,645)                22,954
                                                                         ---------------------------------

Financing Activities
Changes in:
     Deposits                                                                 1,704                (21,856)
     Repurchase agreements                                                     (583)                (4,653)
     Short-term borrowings                                                        0                 (1,740)
                                                                         ---------------------------------
Cash from financing activities                                                1,121                (28,249)
                                                                         ---------------------------------

Increase (Decrease) in Cash and Cash Equivalents                             (1,068)                (5,878)
Cash and Cash Equivalents, Beginning of Year                                 11,270                 15,439
                                                                         ---------------------------------
Cash and Cash Equivalents at March 31                                      $ 10,202               $  9,561
                                                                         =================================

Cash payments for interest                                                 $  2,638               $  2,870
Cash payments for income taxes                                                    0                      0
Non-cash transfers from loans to other real estate owned
  and repossessions                                                             206                     55

The accompanying notes are an integral part of the financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

  1.  Summary of Significant Accounting Policies

  The foregoing financial statements are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring items, necessary for
a fair presentation of the financial statements have been included.   A summary
of the Company's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates particularly subject to change would include the allowance for loan losses, deferred tax valuation allowance, fair value of financial instruments, and loss contingencies.

  Internal financial information is primarily reported and aggregated in the banking line of business.

     The average number of shares outstanding used to compute earnings per share was as follows:

  Basic earnings per share:
  For the three months ended March 31, 2001   11,101,403 shares
  For the three months ended March 31, 2000    5,236,534 shares

  Diluted earnings per share:
  For the three months ended March 31, 2001   11,133,670 shares
  For the three months ended March 31, 2000    5,236,534 shares


  2.  Securities

    The amortized cost and estimated fair values of securities were as follows:

                                                                                      March 31, 2001
                                                     ----------------------------------------------------------------------------
                                                                                 Gross               Gross             Estimated
                                                           Amortized           Unrealized          Unrealized            Fair
(Expressed in thousands)                                      Cost               Gains               Losses              Value
---------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and obligations of
     U.S. Government corporations and agencies             $  6,011                $  1              $  109           $  5,903
Obligations of states and political subdivisions             42,296                 181               1,101             41,376
Mortgage-backed securities                                   38,330                 146                 279             38,197
Collateralized mortgage obligations                          27,872                 244                  41             28,075
Corporate debt                                                3,100                   0                 343              2,757
                                                      ------------------------------------------------------------------------
     Total debt securities                                  117,609                 572               1,873            116,308
Marketable equity securities                                  4,261                  87                 140              4,208
                                                      ------------------------------------------------------------------------
     Total available for sale                              $121,870                $659              $2,013           $120,516
                                                      ========================================================================

                                                                                December 31, 2000
                                                   -----------------------------------------------------------------------------
                                                                            Gross                Gross             Estimated
                                                      Amortized           Unrealized          Unrealized             Fair
(Expressed in thousands)                                 Cost               Gains               Losses               Value
--------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and obligations of
     U.S. Government corporations and agencies          $  5,632                $  0               $  221           $  5,411
Obligations of states and political subdivisions          43,398                 120                1,930             41,588
Mortgage-backed securities                                35,130                  51                  490             34,691
Collateralized mortgage obligations                       21,166                 101                  166             21,101
Corporate debt                                             3,102                   -                  357              2,745
                                                   -------------------------------------------------------------------------
     Total debt securities                               108,428                 272                3,164            105,536
Marketable equity securities                               4,203                  83                  138              4,148
                                                   -------------------------------------------------------------------------
     Total available for sale                           $112,631                $355               $3,302           $109,684
                                                   =========================================================================

  3. Loans and Allowance for Loan Losses

  Loans outstanding are as follows:

                                                                   March 31,              December 31,
(Expressed in thousands)                                              2001                    2000
-----------------------------------------------------------------------------------------------------
Real estate-construction                                             $ 13,843                $ 12,856
Real estate-mortgage                                                   41,317                  40,794
Real estate-secured by
   nonfarm, nonresidential property                                    21,135                  22,738
Commercial, financial and agricultural                                 43,735                  45,838
Obligations of political subdivisions in the U.S.                       2,907                   2,951
Installment and credit card loans to
   Individuals                                                          4,108                   4,699
Leases                                                                    508                       0
                                                                    ---------------------------------
     Loans receivable                                                $127,553                $129,876
                                                                    =================================

  Non-accruing loans amounted to $8,541,000 and $8,518,000 at March 31, 2001 and December 31, 2000, respectively. Loans past due 90 days and still accruing interest were $271,000 and $2,000 at March 31, 2001 and December 31, 2000, respectively.

  Impaired loans were as follows:

                                                                  March 31,           December 31,         March 31,
(Expressed in thousands)                                             2001                  2000              2000
-------------------------------------------------------------------------------------------------------------------
Impaired loans with no allocated allowance for loan losses           $    0               $     2           $   619
Impaired loans with allocated allowance for loan losses               9,269                 9,020            11,899
                                                                   ------------------------------------------------
   Total                                                             $9,269               $ 9,022           $12,518

Amount of the allowance for loan losses allocated                    $3,111               $ 2,673           $ 2,777
Average impaired loans                                                9,146                11,545            13,400
Interest income recognized during impairment                              6                     0                 0
Cash-basis interest income recognized                                     6                     0                 0

Activity in the allowance for loan losses is summarized as follows:

                                                                          Three months ended
                                                                               March 31,
(Expressed in thousands)                                                2001                      2000
------------------------------------------------------------------------------------------------------
Balance, beginning of period                                          $7,667                    $9,702

Provision for loan losses                                                  0                       242

Loans charged-off                                                         56                     3,594
Recoveries on loans previously charged-off                               216                        19
                                                                   -----------------------------------
     Net charge offs (recoveries)                                       (160)                    3,575
                                                                   -----------------------------------

Balance, end of period                                                $7,827                    $6,369
                                                                   ===================================

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

     In this recapitalization, the Company issued a total of 5,864,869 shares of its common stock and received $11.7 million in aggregate gross offering proceeds. After payment of aggregate offering costs of approximately $700,000, the Company applied the net offering proceeds of $11.0 million to increase the Bank's capital. As a result, the Bank's unaudited Tier 1 capital leverage ratio of 6.8% at June 30, 2000, exceeded the 6.0% Tier 1 capital leverage ratio required by the Office of the Comptroller of the Currency in the Consent Order issued to the Bank in August 1999. The Consent Order requires the Bank to maintain a 6.0% Tier 1 capital leverage ratio for as long as the Consent Order continues in effect. The Bank's unaudited Tier 1 leverage ratio at March 31, 2001 was 7.0%.

  5. Stock Options

     In February 2001, the Board of Directors granted to an officer of the Company options to purchase 75,000 common shares at $2.00 per share. The options expire ten years from the date of grant. The Company accounts for the stock options under Accounting Principles Board Opinion No. 25, which requires expense recognition only when the exercise price is less than the market value of the underlying stock at the measurement date. Statement of Financial Accounting Standards (SFAS) No. 123 requires pro forma disclosures for companies that do not adopt its fair value accounting method for stock-based compensation. Instead, pro forma information for net income and basic and diluted earnings per common share will be provided in the notes to the financial statements as if the fair value method had been used. During the first quarter of 2001, pro forma results are not considered significant, but the Company anticipates that pro forma expense will increase and will be disclosed in future periods.

     Of the 75,000 options granted, 30,000 options became exercisable during the quarter ended March 31, 2001, resulting in expense of $61,000 during that period. As options continue to vest in future periods, additional expense will be recognized

  6. Regulatory Matters

     As described in its Annual Report on Form 10-K, the Company and the Bank continue to operate under an agreement with the Federal Reserve Bank of Cleveland, the Company's primary regulator, and a Consent Order with the Office of the Comptroller of the Currency, the Bank's primary regulator. Each of the Company and the Bank has complied with or is taking steps designed to comply with all of the requirements imposed by its regulators. One of the provisions of the Consent Order requires that the Bank achieve and maintain a Tier 1 capital leverage ratio of at least 6.0%. This requirement was achieved by June 30, 2000. See also Note 4.

  7. Litigation

     The Company and its subsidiaries have been named as defendants in legal actions. Management believes, based on the advice of counsel, that no accrual for loss is necessary.

     Since the date of the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, there have been no material new legal proceedings involving the Company or any material developments to the proceedings described in such 10-K except as described below.

     The Company is a defendant in a suit for damages brought in the Court of Common Pleas for Belmont County, Ohio in April 1999 by George Michael Riley and others against the Bank and certain former officers, among others, alleging torts to have occurred in connection with the Bank's denial of a loan to a third party to finance the sale of a business owned by plaintiffs. In another case filed in the same Court in May 1999, Charles J. and Rebecca McKeegan, the beneficial owners of the potential purchaser of the business in the same transaction claim damages in excess of $500,000 based upon alleged tortuous conduct as to them by defendants. In both cases it is claimed that a former loan officer of the Bank later purchased the business at a lower price with financial assistance from the Bank's former chief operating officer. These cases have been consolidated for trial, which has been scheduled for October 2001. Based on the advice of counsel, the Company believes its exposure to liability, if any, is minimal in each case.

     Progressive Casualty Insurance Company sold to the Company a directors and officers liability policy providing for $3 million of coverage and a separate financial institution fidelity bond in the face amount of $4.75 million. The Company has filed a claim under the fidelity bond policy to recover the losses incurred in connection with the Schwartz Homes, Inc. loan relationship. The Company has also claimed coverage under the directors and officers liability policy in connection with the Schwartz Homes, Inc. case as well as other cases the Company is defending.

     Progressive declined to honor these claims and, in December 1999, filed an action in the United States District Court for the Southern District of Ohio, Eastern Division asking the court to issue a declaratory judgment declaring that Progressive is not liable under either the directors and officers liability policy or the fidelity bond policy. In September 2000, the court granted the Company's motion to dismiss the declaratory judgment action. Progressive had also asked this court, if Progressive is found to be liable under these policies, to determine whether the Bank or other parties who have sued the Bank in separate actions are entitled to the insurance proceeds. Progressive has deposited with the court bonds in the aggregate amount of $7.75 million, which amount Progressive believes is sufficient to satisfy any liabilities under the policies in respect of this interpleader claim. This interpleader claim remains before the court. In May 2001, the court consolidated this action with a separate case brought by the Company against Progressive in the United States District Court for the Northern District of West Virginia in which it sought to recover damages related to Progressive's failure to honor the Company's claims under its insurance polices. The parties are currently in the discovery phase. Trial has been scheduled for July 2002 in this case. The Company intends to vigorously seek recoveries under the insurance policies sold to it by Progressive.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SUMMARY

     For the three months ended March 31, 2001, Belmont Bancorp. earned $165,000, or $0.01 per share, compared to earnings of $60,000 for the three months ended March 31, 2000. Tax benefits of $239,000 were recognized for the first quarter of 2001 compared to $302,000 for the same quarter of 2000.

     The following table presents the annualized return on average shareholders' equity and the annualized return on average assets for comparative periods of 2001 and 2000.

Three Months Ended March 31
(Expressed in thousands)                            2001            2000
----------------------------------------------------------------------------
Return on average assets                               0.23%           0.08%
Return on average shareholders' equity                 2.56%           2.17%

Average assets                                     $281,613        $297,173
Average shareholders' equity                       $ 25,798        $ 11,075

     Average assets declined to $282 million for the first quarter of 2001, compared to $297 million for the first quarter of 2000. Total assets at March 31, 2001 were $284 million, up from $282 million at March 31, 2000. Average shareholders' equity increased $14.7 million principally as a result of the issuance of 5,039,869 shares of common stock during the first six months of 2000 and also due to an increase in the estimated fair value of securities available for sale.

     Net interest income on a taxable equivalent basis increased $11,000 for the first quarter of 2001 compared to the first quarter of 2000. Average earning assets fell from $276 million during the first quarter of 2000 to $259 million for the first quarter of 2001. The taxable equivalent net interest margin was 3.55% and 3.31% for the three months ended March 31, 2001 and 2000, respectively. The net interest rate spread (the difference between the average yields on earning assets and interest-bearing liabilities) remained unchanged at 3.00% for the first three months of 2001 and 2000. The taxable equivalent yield on earning assets improved from 7.46% to 7.71%, an increase of 25 basis points, which was offset by an increase of 25 basis points in the cost of interest-bearing liabilities from 4.46% to 4.71%.

OTHER OPERATING INCOME

     Total other operating income was nearly unchanged for the first three months of 2001 compared to the same period of 2000. Changes in various categories of other income are depicted in the table below.

                                               Three months ended March 31,
(Expressed in thousands)                        2001       2000     % Change
-------------------------------------------------------------------------------
Trust fees                                     $  99      $ 109        -9.2%
Service charges on deposits                      191        207        -7.7%
Earnings on bank-owned life insurance             54         51         7.8%
Gain (loss) on sale of loans and
   loans held for sale                             6         (7)      185.7%
Other income (individually less than
   1% of total income)                           149        142         4.2%
                                            -------------------
     Subtotal                                    499        502        -0.6%
                                            -------------------
Security gains (losses)                            0         (1)      100.0%
Gains (losses) securities
    available for sale                            (2)         0          na
                                            -------------------
     Total                                     $ 497      $ 501        -0.8%
                                            ===================

SECURITIES

     The amortized cost and estimated fair value of securities available for sale at March 31, 2001 and December 31, 2000 are detailed in Note 3 of the quarterly financial statements.

     Lower overall interest rates at March 31, 2001 compared to March 31, 2000 and December 31, 2000 significantly decreased the estimated gross unrealized losses in the investment portfolio. Gross unrealized losses at March 31, 2000 were $8.0 million compared to $3.3 million at December 31, 2000 and $2.0 million at March 31, 2001.

     At March 31, 2001, the Company owned various bonds of a single issuer, the amortized cost of which exceeded 10% of total shareholders' equity. These concentrations primarily occurred due to the decline in the Company's capital during 1999. The following table details the issuer, amortized cost and estimated market value of these bonds.

(Expressed in thousands)
                                                                                      Estimated
                     Issuer                                    Amortized Cost         Fair Value
------------------------------------------------------------------------------------------------
Privately Issued Collateralized Mortgage Obligations:
Norwest Asset Securities Corporation                                $ 3,361              $ 3,374

General Obligations:
Hampton Township, PA School District                                  4,337                4,315

Revenue Bonds:
Suburban Lancaster PA Sewer Authority                                 2,836                2,649

Equity Securities:
Federal Home Loan Bank stock                                          3,141                3,141
                                                                 -------------------------------
     Total                                                          $13,675              $13,479
                                                                 ===============================

OPERATING EXPENSES

  The following table shows the dollar amounts and the percent change in various components of operating expenses.

                                                      Three months ended March 31,
(Expressed in thousands)                              2001        2000    % Change
-----------------------------------------------------------------------------------
Salaries and wages                                  $  887      $  789        12.4%
Employee benefits                                      229         192        19.3%
Occupancy expense                                      227         215         5.6%
Furniture and equipment expense                        218         217         0.5%
Telecommunication expense                               39          54       -27.8%
Taxes other than payroll and real estate                56          31        80.6%
Supplies and printing                                   39          44       -11.4%
Insurance, including federal deposit insurance         146         195       -25.1%
Legal fees                                             323         262        23.3%
Consulting expense                                      49          72       -31.9%
Examinations and audits                                 97          70        38.6%
Other (individually less than 1% of total income)      276         344       -19.8%
                                                    -------------------------------
   Total                                            $2,586      $2,485         4.1%
                                                    ===============================

     The employee count at the end of March 2001 and 2000 was unchanged with 135 full time equivalent employees. Compensation cost for the first quarter of 2001 included $61,000 in expense associated with the grant of stock options.
Employee benefit costs increased primarily due to the reinstatement of the 401(k) plan profit sharing accrual during the first quarter of 2001. No profit sharing was accrued or paid for the year 2000.

     Earnings continue to be negatively impacted by the cost associated with litigation. Legal fees increased to $323,000 for the first three months of March 2001 compared to $262,000 for the same period in 2000.

     Federal deposit insurance premiums declined for the first three months of 2001 based on improved capital ratios of the Bank. This savings was partially offset by higher insurance costs associated with director and officer liability insurance and fidelity bond insurance.

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

     Details of the activity in the Allowance for Loan Losses for the first quarter of 2001 and 2000 are included in Note 3 of the quarterly financial statements. The following table depicts various loan and loan-related statistics.

                                                                                        Three Months Ended
                                                                                            March 31,
                                                                                      2001              2000
                                                                                  -----------------------------
Loans outstanding, end of period                                                     $127,553          $150,006
Average loans                                                                        $128,507          $159,829
Annualized net charge offs (recoveries) as a percent of:
   Average loans and leases                                                             -0.50%             8.95%
   Allowance for loan losses                                                            -8.18%           224.53%
Allowance for loan losses to:
   Total loans at end of period                                                          6.14%             4.25%
   Non-performing assets                                                                80.17%            56.37%

     Of the $3,594,000 in loans charged off during the first quarter of 2000, $3,310,000 were Schwartz homebuilder loans (related to Schwartz Homes, Inc. which has ceased operations) and $82,000 was related to the Schwartz commercial loan relationship. Recoveries during the first quarter of 2001 included approximately $107,000 from the Schwartz Homes, Inc. bankruptcy settlement.

NON-PERFORMING ASSETS

     Non-performing assets consist of (1) non-accrual loans, leases and debt securities for which the ultimate collectibility of the full amount of interest is uncertain, (2) loans and leases past due ninety days or more as to principal or interest (unless management determines that based on specific circumstances, interest should continue to accrue on such loans) and (3) other real estate owned. A loan is placed on non-accrual status when payment of the full amount of principal and interest is not expected, or when principal or interest has been in default for a period of ninety days or more unless the loan is well secured and in the process of collection. A summary of non-performing assets follows:

Non-performing assets                                        March 31,       December 31,         March 31,
(Expressed in thousands)                                       2001              2000                2000
---------------------------------------------------------------------------------------------------------
Non-accrual loans and leases                                 $8,541            $8,518             $11,261
Ninety days past due loans and leases
   still accruing interest                                      271                 2                   0
Other real estate owned                                         951               766                  37
                                                           ----------------------------------------------
     Total                                                   $9,763            $9,286             $11,298
                                                           ==============================================

Non-performing assets as a percent of total assets             3.44%             3.30%               3.93%

     Details of impaired loans and related information are included in Note 3 of the quarterly financial statements.

     In addition to the schedule of non-performing assets, management prepares a watch list consisting of loans which they have determined require closer monitoring to further protect the Company against loss. The balance of loans and available credit classified by management as substandard due to delinquency, a change in financial position, or other factors and not included as non-performing assets totaled $15,542,000 at March 31, 2001, $14,687,000 at December 31, 2000, and $16,663,000 at March 31, 2000. Loans classified as doubtful totaled $224,000 at December 31, 2000 and $129,000 at March 31, 2000. No loans were classified as doubtful March 31, 2001.

LOAN CONCENTRATIONS

     The Company uses the Standard Industry Code (SIC) system to determine concentrations of credit risk by industry. Management monitors concentrations of credit as measured by an industry's total available and outstanding credit balance expressed as a percent of Tier 1 capital. (Tier 1 capital consists principally of shareholders' equity less goodwill and deferred tax assets.) At March 31, 2001, the aggregate exposure to the amusement industry declined to $6.7 million, down from $11.9 million at March 31, 2000. This represents 5.2% of total loans at March 31, 2001, down from 7.9% of total loans at March 31, 2000. Loan concentrations exceeding 25% of Tier 1 capital are detailed in the following tables.


                                                            As of March 31, 2001
                                                      Loan Balance and         % of
(Expressed in thousands)                              Available Credit    Tier 1 Capital
----------------------------------------------------------------------------------------
Amusement Industry                                       $6,650              34.7%
Services - Hotel/Motel                                    5,554              29.0%

                                                           As of December 31, 2000
                                                      Loan Balance and         % of
(Expressed in thousands)                              Available Credit    Tier 1 Capital
----------------------------------------------------------------------------------------
Amusement Industry                                         $6,864            35.8%
Services - Hotel/Motel                                      5,549            29.0%

CAPITAL RESOURCES

     The table below depicts the capital ratios for the Bank and for the Company on a consolidated basis as of March 31, 2001. In addition, the table depicts the regulatory requirements for classification as "adequately capitalized" under the regulatory guidelines for Prompt Corrective Action. Tier 1 capital consists principally of shareholders' equity less goodwill and deferred tax assets, while Tier 2 capital consists of certain debt instruments and a portion of the allowance for loan losses. Total capital consists of Tier 1 and Tier 2 capital.

     As described in Note 5, Regulatory Matters, the Bank entered into a Consent Agreement with the Office of the Comptroller of the Currency to maintain a Tier 1 leverage ratio of at least 6.0%. As a result of its recapitalization efforts which began in 1999 and concluded in June 2000, the Bank was formally notified that it had achieved an adequately capitalized designation under Prompt Corrective Action regulations as of June 30, 2000 in a letter from the Office of the Comptroller of the Currency dated July 27, 2000. Under the Consent Order, the Bank will not be treated as "well capitalized" even though it has achieved a Tier 1 leverage ratio in excess of 6% unless and until the consent order is terminated or modified to eliminate the capital requirement under the Consent Order. There are no conditions or events since that notification that management believes has changed the Bank's capital category.

                                                                                      For Capital
                                                   Actual                       Adequacy Purposes (1)
As of March 31, 2001:                              Amount         Ratio          Amount        Ratio
----------------------------------------------------------------------------------------------------
Total risk based capital to risk
 weighted assets:
Consolidated                                        $22,785        13.8%           $13,135      8.0%
Bank                                                 21,287        12.6%            13,010      8.0%
Tier 1 capital to risk weighted assets:
Consolidated                                         20,662        12.6%             6,568      4.0%
Bank                                                 19,183        11.4%             6,505      4.0%
Tier 1 capital to average assets:
Consolidated                                         20,662         7.5%             6,568      4.0%
Bank                                                 19,183         7.0%            10,958      4.0% (2)

(1) These are also the standards to be "adequately capitalized" under Prompt Corrective Action Provisions.
(2)  The Consent Order requires a 6% Tier 1 leverage ratio.

LIQUIDITY

     The Company meets its liability based needs principally through the operation of the Bank's branch banking network that gathers demand and retail time deposits. The Bank also acquires funds through repurchase agreements with its customers and through credit lines with the Federal Home Loan Bank and a correspondent bank. Average total deposits declined $11.3 million from $243.0 million during the first quarter of 2000 to $231.7 million during the first quarter of 2001. Deposit trends stabilized midyear during 2000 and average deposits increased by $5.4 million during the fourth quarter of 2000 compared to the previous quarter and by $3.0 million duirng the first quarter of 2001 compared to the fourth quarter of 2000.

     The Asset/Liability Committee meets bi-weekly to monitor the funding position of the Bank and to adjust offered rates on Bank products when appropriate.

     The Bank has a secured line of credit with a correspondent bank totaling $4,100,000 which may be used as an alternative funding source.

     At March 31, 2001, the Bank had a credit line with the Federal Home Loan Bank of Cincinnati (FHLB) for $20 million. Credit facilities at the FHLB are subject to certain collateral requirements.

     Cash flows from the securities portfolio are also a source of liquidity. Securities available for sale increased from $110 million at December 31, 2000 to $121 million at March 31, 2001. Purchases during the first quarter were primarily directed toward investments with relatively short average lives due to the lower interest rate environment.

     In successive 50 basis point rate cuts throughout the first four months of 2001, the Federal Open Market Committee reduced its targeted federal funds rate (the rate banks charge one another for overnight borrowings) which rate was 6.50% at December 31, 2000 to 4.50% by the last half of

April 2001. The Company reduced its federal funds sold position from $15 million at December 31, 2000 to $9 million at March 31, 2001.

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

  . Belmont has recognized substantial loan losses in recent years, principally related to loans made under the direction of prior management. While Belmont has established what it believes are appropriate loan loss reserves, Belmont could incur significant additional loan losses in future periods, particularly if general economic conditions or conditions in particular industries in which its loans are concentrated deteriorate.

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

ITEM 3-QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by Item 3 has been disclosed in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.
There has been no material change in the disclosure regarding market risk.

PART II - OTHER INFORMATION

Item 1.  Legal proceedings

     Since the date of the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, there have been no material new legal proceedings involving the Company or any material developments to the proceedings described in such 10-K except as described below.

     The Company is a defendant in a suit for damages brought in the Court of Common Pleas for Belmont County, Ohio in April 1999 by George Michael Riley and others against the Bank and certain former officers, among others, alleging torts to have occurred in connection with the Bank's denial of a loan to a third party to finance the sale of a business owned by plaintiffs. In another case filed in the same Court in May 1999, Charles J. and Rebecca McKeegan, the beneficial owners of the potential purchaser of the business in the same transaction claim damages in excess of $500,000 based upon alleged tortuous conduct as to them by defendants. In both cases it is claimed that a former loan officer of the Bank later purchased the business at a lower price with financial assistance from the Bank's former chief operating officer. These cases have been consolidated for trial, which has been scheduled for October 2001. Based on the advice of counsel, the Company believes its exposure to liability, if any, is minimal in each case.

     Progressive Casualty Insurance Company sold to the Company a directors and officers liability policy providing for $3 million of coverage and a separate financial institution fidelity bond in the face amount of $4.75 million. The Company has filed a claim under the fidelity bond policy to recover the losses incurred in connection with the Schwartz Homes, Inc. loan relationship. The Company has also claimed coverage under the directors and officers liability policy in connection with the Schwartz Homes, Inc. case as well as other cases the Company is defending.

     Progressive declined to honor these claims and, in December 1999, filed an action in the United States District Court for the Southern District of Ohio, Eastern Division asking the court to issue a declaratory judgment declaring that Progressive is not liable under either the directors and officers liability policy or the fidelity bond policy. In September 2000, the court granted the Company's motion to dismiss the declaratory judgment action. Progressive had also asked this court, if Progressive is found to be liable under these policies, to determine whether the Bank or other parties who have sued the Bank in separate actions are entitled to the insurance proceeds. Progressive has deposited with the court bonds in the aggregate amount of $7.75 million, which amount Progressive believes is sufficient to satisfy any liabilities under the policies in respect of this interpleader claim. This interpleader claim remains before the court. In May 2001, the court consolidated this action with a separate case brought by the Company against Progressive in the United States District Court for the Northern District of West Virginia in which it sought to recover damages related to Progressive's failure to honor the Company's claims under its insurance polices. The parties are currently in the discovery phase. Trial has been scheduled for July 2002 in this case. The Company intends to vigorously seek recoveries under the insurance policies sold to it by Progressive.

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

                           Belmont Bancorp.
                           (Registrant)




                           By:  /s/Wilbur Roat
                                -------------------------
                                Wilbur Roat
                                President & CEO




                           By:  /s/Jane Marsh
                                -------------------------
                                Jane Marsh
                                Secretary
                                (Principal Financial and Accounting Officer)

May 14, 2001