Form 10-Q
period 2001-06-30
BELMONT BANCORP
filed 2001-08-14
CIK 726294

                                 United States
                       Securities and Exchange Commision
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the quarterly period ended June 30, 2001
                                                    -------------
                                      or
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________________ to
____________________________

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

                        Common Stock, $0.25 par value,
                         11,101,403 shares outstanding
                             as of August 10, 2001

                                   FORM 10-Q
                               BELMONT BANCORP.
                                 June 30, 2001

                                     INDEX

Part I.   Financial information

Management's report on financial statements                                      3

Consolidated Balance Sheets - June 30, 2001 and
          December 31, 2000                                                      4

Consolidated Statements of Income-Three Months Ended
          June 30, 2001 and June 30, 2000                                        5

Consolidated Statements of Income-Six Months
          Ended June 30, 2001 and June 30, 2000                                  6

Condensed Consolidated Statement of Cash Flows-Six Months
          Ended June 30, 2001 and June 30, 2000                                  7

Condensed Consolidated Statements of Changes in Shareholders' Equity
          Three Months Ended June 30, 2001 and 2000 and
          Six Months Ended June 30, 2001 and 2000                                8

Notes to the Consolidated Financial Statements                                   9

Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                 15

Quantitative and Qualitative Disclosures about Market Risk                      22

Part II - Other Information

Legal Proceedings                                                               22
Changes in Securities and Use of Proceeds                                       24
Defaults upon Senior Securities                                                 24
Submission of Matters to a Vote of Security Holders                             24
Other Information                                                               25
Exhibits and Reports on Form 8-K                                                25
Signatures                                                                      26

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

Consolidated Balance Sheets
(Unaudited) ($000s except per share amounts)

                                                               June 30,   December 31,
                                                                 2001        2000
Assets
    Cash and due from banks                                  $  10,828    $  11,270
    Federal funds sold                                          12,310       14,730
    Securities available for sale at fair value                122,136      109,684
    Loans                                                      120,420      129,876
    Less allowance for loan losses                              (6,002)      (7,667)
                                                            -----------------------
          Net loans                                            114,418      122,209
    Premises and equipment, net                                  6,749        6,792
    Deferred federal tax assets                                  7,451        7,346
    Cash surrender value of life insurance                       4,524        4,419
    Accrued income receivable                                    1,704        1,658
    Other assets                                                 3,627        3,680
                                                            -----------------------
          Total assets                                       $ 283,747    $ 281,788
                                                            =======================

Liabilities
    Non-interest bearing deposits:
           Demand                                            $  23,857    $  25,123
    Interest-bearing deposits:
           Demand                                               24,639       26,136
           Savings                                              69,116       66,857
           Time                                                115,521      113,570
                                                            -----------------------
              Total deposits                                   233,133      231,686

    Securities sold under repurchase agreements                    771        1,204
    Long-term borrowings                                        20,000       20,000
    Accrued interest on deposits and other borrowings              823          820
    Other liabilities                                            2,278        2,476
                                                            -----------------------
            Total liabilities                                  257,005      256,186
                                                            -----------------------

Shareholders' Equity
    Preferred stock - authorized 90,000 shares with
    no par value; no shares issued or outstanding                   --           --
    Common stock  - $0.25 par value, 17,800,000 shares
    authorized; 11,153,195 shares issued at 6/30/01 and
    12/31/00                                                     2,788        2,788
    Additional paid-in capital                                  17,484       17,414
    Treasury stock at cost (51,792 shares)                      (1,170)      (1,170)
    Retained earnings                                            8,856        8,515
    Accumulated other comprehensive loss                        (1,216)      (1,945)
                                                            -----------------------
          Total shareholders' equity                            26,742       25,602
                                                            -----------------------
          Total liabilities and shareholders' equity         $ 283,747    $ 281,788
                                                            =======================

See the Notes to the Consolidated Financial Statements.

Consolidated Statements of Income

(Unaudited) ($000s except per share amounts)                For the Three Months Ended
                                                                     June 30,
                                                                 2001       2000
Interest and Dividend Income
    Loans:
        Taxable                                                 $ 2,735    $ 2,912
        Tax-exempt                                                   52         66
    Securities:
        Taxable                                                   1,271      1,031
        Tax-exempt                                                  507        535
    Dividends                                                        59         56
    Interest on federal funds sold                                  138         14
                                                              --------------------
        Total interest and dividend income                        4,762      4,614
                                                              --------------------

Interest Expense
    Deposits                                                      2,330      2,203
    Other borrowings                                                258        429
                                                              --------------------
         Total interest expense                                   2,588      2,632
                                                              --------------------
         Net interest income                                      2,174      1,982
    Provision for loan losses                                        --         --
                                                              --------------------
         Net interest income after provision
         for loan losses                                          2,174      1,982
                                                              --------------------

Noninterest Income
    Trust fees                                                      208        105
    Service charges on deposits                                     230        200
    Interest on federal tax refund                                   --        256
    Other operating income                                          123        156
    Securities gains                                                  6          1
    Gains (losses) on sale of loans and loans held for sale          20        (53)
                                                              --------------------
         Total noninterest income                                   587        665
                                                              --------------------

Noninterest Expense
    Salary and employee benefits                                  1,185        881
    Net occupancy expense of premises                               227        199
    Equipment expenses                                              228        213
    Other operating expenses                                      1,188        894
                                                              --------------------
         Total noninterest expense                                2,828      2,187
                                                              --------------------
         Income (loss) before income taxes                          (67)       460
Income Tax Benefit                                                 (242)       (66)
                                                              --------------------
         Net income                                             $   175    $   526
                                                              ====================

Earnings per common share:
    Basic                                                       $  0.02    $  0.07
    Diluted                                                     $  0.02    $  0.07

See the Notes to the Consolidated Financial Statements.

Consolidated Statements of Income

(Unaudited) ($000s except share and per share amounts)                        For the Six Months Ended
                                                                                      June 30,
                                                                              2001                 2000
Interest and Dividend Income
    Loans:
        Taxable                                                             $ 5,368               $ 5,939
        Tax-exempt                                                              107                   135
    Securities:
        Taxable                                                               2,488                 2,130
        Tax-exempt                                                            1,020                 1,069
    Dividends                                                                   117                   114
    Interest on federal funds sold                                              333                    42
                                                                            -----------------------------
        Total interest and dividend income                                    9,433                 9,429
                                                                            -----------------------------
Interest Expense
    Deposits                                                                  4,724                 4,484
    Other borrowings                                                            520                   979
                                                                            -----------------------------
         Total interest expense                                               5,244                 5,463
                                                                            -----------------------------
        Net interest income                                                   4,189                 3,966
    Provision for loan losses                                                    --                   242
                                                                            -----------------------------
         Net interest income after provision
         for loan losses                                                      4,189                 3,724
                                                                            -----------------------------

Noninterest Income
    Trust fees                                                                  307                   214
    Service charges on deposits                                                 421                   407
    Interest on federal tax refund                                               --                   256
    Other operating income                                                      326                   349
    Securities gains                                                              4                    --
    Gains (losses) on sale of loans and loans held for sale                      26                   (60)
                                                                            -----------------------------
          Total noninterest income                                            1,084                 1,166
                                                                            -----------------------------

Noninterest Expense
    Salary and employee benefits                                              2,301                 1,862
    Net occupancy expense of premises                                           454                   414
    Equipment expenses                                                          446                   430
    Other operating expenses                                                  2,213                 1,966
                                                                            -----------------------------
          Total noninterest expense                                           5,414                 4,672
                                                                            -----------------------------
          Income (loss) before income taxes                                    (141)                  218
Income Tax Benefit                                                             (481)                 (368)
                                                                            -----------------------------
           Net income                                                       $   340               $   586
                                                                            =============================

Earnings per common share:
    Basic                                                                   $  0.03               $  0.09
    Diluted                                                                 $  0.03               $  0.09

See the Notes to the Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2001 and 2000 ($000's)

                                                             2001        2000
                                                           --------------------
Cash from Operating Activities                                 ($21)   $  6,277
Investing Activities
Proceeds from:
     Maturities and calls of securities                       1,752       2,005
     Sales of securities available for sale                   4,147       3,799
     Principal collected on mortgage-backed securities       12,167       5,616
     Sales of loans                                               0       2,563
     Sales of other real estate owned                           378          13
     Sales of premises and equipment                              0           9
Purchases of:
     Securities available for sale                          (29,583)       (222)
     Premises and equipment                                    (296)        (69)
Changes in:
     Federal funds sold                                       2,420         375
     Loans, net                                               7,580      22,169
                                                           --------------------
Cash from investing activities                               (1,435)     36,258
                                                           --------------------

Financing Activities
Proceeds from issuance of common stock                            0       9,329
Changes in:
     Deposits                                                 1,447     (32,362)
     Repurchase agreements                                     (433)     (4,371)
     Short-term borrowings                                        0     (19,740)
                                                           --------------------

Cash from financing activities                                1,014     (47,144)
                                                           --------------------

Increase (Decrease) in Cash and Cash Equivalents               (442)     (4,609)

Cash and Cash Equivalents, Beginning of Year                 11,270      15,439
                                                           --------------------
Cash and Cash Equivalents at June 30                       $ 10,828    $ 10,830
                                                           ====================


Cash payments for interest                                 $  5,274    $  5,481
Cash payments for income taxes                                    0           0
Cash receipts for income taxes including interest earned          0       5,696
Non-cash transfers from loans to other real estate owned
  and repossessions                                             233          84

See the Notes to the Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Shareholders' Equity (Unaudited) ($000s)

                                                                       For the Three Months Ended June 30,
                                                                            2001                  2000
                                                                        --------------------------------
Balance at beginning of period                                            $ 26,879              $ 11,733
Comprehensive income (loss):
   Net income                                                                  175                   526
   Change in net unrealized gain (loss) on securities
      available for sale, net of reclassification and tax effects             (322)                  325
                                                                        --------------------------------
        Total comprehensive income (loss)                                     (147)                  851
   Common stock issued                                                          --                 9,329
   Common stock options granted                                                 10                    --
                                                                        --------------------------------
Balance at end of period                                                  $ 26,742              $ 21,913
                                                                        ================================

                                                                       For the Six Months Ended June 30,
                                                                             2001                  2000
                                                                        --------------------------------
Balance at the beginning of the period                                    $ 25,602              $ 11,231
Comprehensive income:
   Net income                                                                  340                   586
   Change in net unrealized gain on securities
      available for sale, net or reclassification and tax effects              729                   767
                                                                        --------------------------------
        Total comprehensive income                                           1,069                 1,353
   Common stock issued                                                          --                 9,329
   Common stock options granted                                                 71                    --
                                                                        --------------------------------
Balance at end of period                                                  $ 26,742              $ 21,913
                                                                        ================================

See the Notes to the Consolidated Financial Statements.

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

          1.   Summary of Significant Accounting Policies

               The foregoing financial statements are unaudited and were prepared in accordance with accounting principles generally accepted in the United States of America; however, in the opinion of management, all adjustments consisting of normal, recurring items necessary for a fair presentation of the financial statements have been included. A summary of the Company's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the Company's Annual Report on Form 10K for the year ended December 31, 2000.

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

               In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141. "Business Combinations." SFAS No. 141 requires all business combinations within its scope to be accounted for using the purchase method, rather than the pooling-of-interests method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The adoption of this statement will only impact the Company's financial statements if it enters into a business combination.

               Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which addresses the accounting for such assets arising from prior and future business combinations. Upon the adoption of this Statement, goodwill arising from business combinations will no longer be amortized, but rather will be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Other identified intangible assets, such as core deposit intangible assets, will continue to be amortized over their estimated useful lives. The adoption of this Statement will not impact the Company's financial statements, as it has no intangible assets related to prior business combinations.

               Internal financial information is primarily reported and aggregated in the banking line of business.

               Average shares outstanding used to compute basic and diluted earnings per share differ due to stock options granted during 2001. The average number of shares outstanding used to compute basic and diluted earnings per share was as follows:

          Average shares outstanding                              Basic                 Diluted
          ----------------------------------------------------------------------------------------------
          For the three months ended June 30, 2001             11,101,403             11,177,123
          For the three months ended June 30, 2000              7,624,094              7,624,094

          For the six months ended June 30, 2001               11,101,403             11,157,413
          For the six months ended June 30, 2000                6,430,314              6,430,314

          2.   Securities

                    The amortized cost and estimated fair values of securities were as follows:

                                                                                    June 30, 2001
                                                     ----------------------------------------------------------------------------
                                                                               Gross              Gross           Estimated
                                                          Amortized         Unrealized         Unrealized            Fair
(Expressed in thousands)                                    Cost               Gains             Losses             Value
---------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and obligations of
     U.S. Government corporations and agencies          $   6,790              $   3            $    79         $   6,714
Obligations of states and political subdivisions           43,370                120              1,810            41,680
Mortgage-backed securities                                 41,374                323                264            41,433
Collateralized mortgage obligations                        23,621                300                 41            23,880
Corporate debt                                              4,654                  9                384             4,279
                                                     ----------------------------------------------------------------------------
   Total debt securities                                  119,809                755              2,578           117,986
Marketable equity securities                                4,169                108                127             4,150
                                                     ----------------------------------------------------------------------------
     Total available for sale                           $ 123,978              $ 863            $ 2,705         $ 122,136
                                                     ============================================================================

                                                                                 December 31, 2000
                                                     ----------------------------------------------------------------------------
                                                                              Gross              Gross            Estimated
                                                          Amortized         Unrealized         Unrealized            Fair
(Expressed in thousands)                                    Cost              Gains              Losses             Value
---------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and obligations of
     U.S. Government corporations and agencies           $   5,632            $    0             $   221         $   5,411
Obligations of states and political subdivisions            43,398               120               1,930            41,588
Mortgage-backed securities                                  35,130                51                 490            34,691
Collateralized mortgage obligations                         21,166               101                 166            21,101
Corporate debt                                               3,102                 -                 357             2,745
                                                     ----------------------------------------------------------------------------
     Total debt securities                                 108,428               272               3,164           105,536
Marketable equity securities                                 4,203                83                 138             4,148
                                                     ----------------------------------------------------------------------------
     Total available for sale                            $ 112,631            $  355             $ 3,302         $ 109,684
                                                     ============================================================================

          3.   Loans and Allowance for Loan Losses

               Loans outstanding are as follows:

                                                                June 30,      December 31,
          (Expressed in thousands)                                2001            2000
          --------------------------------------------------------------------------------
          Real estate-construction                            $  13,358        $  12,856
          Real estate-mortgage                                   36,987           40,794
          Real estate-secured by
             nonfarm, nonresidential property                    22,102           22,738
          Commercial, financial and agricultural                 40,597           45,838
          Obligations of political subdivisions in the U.S.       2,933            2,951
          Installment and credit card loans to individuals        3,965            4,699
          Leases                                                    478                0
                                                            ------------------------------
               Loans receivable                               $ 120,420        $ 129,876
                                                            ==============================

               Non-accruing loans amounted to $6,756,000 and $8,518,000 at June 30, 2001 and December 31, 2000, respectively. Loans past due 90 days and still accruing interest were $242,000 and $2,000 at June 30, 2001 and December 31, 2000, respectively.

               Impaired loans were as follows:

                                                                        June 30,       December 31,        June 30,
(Expressed in thousands)                                                  2001            2000               2000
-------------------------------------------------------------------------------------------------------------------------
Impaired loans with no allocated allowance for loan losses            $    170        $       2             $    875
Impaired loans with allocated allowance for loan losses                  7,260            9,020               11,237
                                                                   ------------------------------------------------------
   Total                                                              $  7,430        $   9,022             $ 12,112
Amount of the allowance for loan losses allocated                     $  1,177        $   2,673             $  2,949
Average impaired loans                                                   8,574           11,545               11,545
Interest income recognized during impairment                                 6                0                    0
Cash-basis interest income recognized                                        6                0                    0

     Activity in the allowance for loan losses is summarized as follows:

                                                              Three months ended June 30,      Six months ended June 30,
(Expressed in thousands)                                         2001            2000             2001            2000
-----------------------------------------------------------------------------------------------------------------------------
Balance, beginning of period                                  $  7,827         $  6,369         $ 7,667         $ 9,702
Provision for loan losses                                            0                0               0             242
Loans charged-off                                                2,039               87           2,095           3,681
Recoveries on loans previously charged-off                         214            1,223             430           1,242
                                                           ------------------------------------------------------------------
     Net charge-offs (recoveries)                                1,825           (1,136)          1,665           2,439
                                                           ------------------------------------------------------------------

Balance, end of period                                        $  6,002         $  7,505         $ 6,002         $ 7,505
                                                           ==================================================================

          The loan charge-offs recorded during the three months ended June 30, 2001 were principally for loans for which the Company had previously established specific reserves. The entire allowance represents a valuation reserve which is available for future charge-offs.

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

         In this recapitalization, the Company issued a total of 5,864,869 shares of its common stock and received $11.7 million in aggregate gross offering proceeds. After payment of aggregate offering costs of approximately $700,000, the Company applied the net offering proceeds of $11.0 million to increase the Bank's capital. As a result, the Bank's unaudited Tier 1 capital leverage ratio of 6.8% at June 30, 2000, exceeded the 6.0% Tier 1 capital leverage ratio required by the Office of the Comptroller of the Currency in the Consent Order issued to the Bank in August 1999. The Consent Order requires the Bank to maintain a 6.0% Tier 1 capital leverage ratio for as long as the Consent Order continues in effect. The Bank's unaudited Tier 1 capital leverage ratio at June 30, 2001 was 7.0%.

5.   Stock Options

         In February 2001, the Board of Directors granted to an officer of the Company options to purchase 75,000 common shares at $2.00 per share. In April 2001, the Board of Directors granted to an officer of the Company options to purchase 35,000 common shares at the market price on the grant date. The options expire ten years from the date of grant. The Company accounts for the stock options under Accounting Principles Board Opinion No. 25, which requires expense recognition only when the exercise price is less than the market value of the underlying stock at the measurement date. Statement of Financial Accounting Standards (SFAS) No. 123 requires pro forma disclosures for companies that do not adopt its fair value accounting method for stock-based compensation. Instead, pro forma information for net income and basic and diluted earnings per common share will be provided in the notes to the financial statements as if the fair value method had been used. During the first six months of 2001, pro forma results are not considered significant, but the Company anticipates that pro forma expense will increase and will be disclosed in future periods.

         During 2001, 110,000 options were granted. Of the 75,000 in option shares granted in February 2001, 30,000 option shares vested resulting in expense of $71,000 for the first six months of 2001; these options were granted at a price below market value on the date of the grant. In April 2001, 35,000 option shares were granted at market value. As options continue to vest in future periods, additional expense may be recognized.


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

         In October 1999, the Company filed suit in the Court of Common Pleas of Tuscarawas County, Ohio, alleging that it had been the victim of an "elaborate fraud" that has resulted in more than $15 million in losses to the Bank. Following an extensive internal review of its loan portfolio, the Bank filed claims against Steven D. Schwartz, President of Schwartz Homes, Inc., the now-closed New Philadelphia retailer of manufactured homes. At the same time, the Bank filed claims against three additional people: Linda Reese, Schwartz Homes' Chief Financial Officer; William Wallace, the Bank's former Executive Vice-President and Chief Operating Officer; and Christine Wallace, his wife. In addition, as more fully discussed above, because of Mr. Wallace's alleged conduct as a bank officer and director, the Bank is seeking to recover from its indemnity bond insurance carrier, Progressive Casualty Insurance Company, the full amount of its bond. The Wallaces have filed counterclaims in an indeterminate amount upon various bases, including invasion of privacy, defamation and failure to distribute moneys allegedly due them under a deferred and certain other compensation plans. Steven Schwartz also requested leave to file counterclaims. The case had been scheduled for trial in May 2001, but during that month Mr. Schwartz filed for bankruptcy, which automatically stayed the proceeding. The Bankruptcy Court subsequently granted the Company's motion for relief from the automatic stay, and the trial before the Court of Common Pleas of Tuscarawas County, Ohio has been rescheduled for January 2002. The Company intends to vigorously prosecute its case and defend against the defendants' claims.

         In October 1999, James John Fleagane, a shareholder of the Company, filed an action against the Company, the Bank and certain of the Company's and the Bank's current and former officers and directors in the Circuit Court of Ohio County, West Virginia. The plaintiff alleged, among other things, that the Bank and its directors and officers negligently transacted and administered various loans with respect to Schwartz Homes, Inc. and customers of Schwartz. In the complaint, the plaintiff sought damages for the loss in value of his stock and other compensatory and punitive damages in an unspecified amount and requested class action certification for the common shareholders of the Company. The court denied the Company's motion to dismiss this case in July 2000. In August 2000, the plaintiff filed an amended complaint, as to which the Company has filed an answer, affirmative defenses and cross-claims against the Company's former accountants, S.R. Snodgrass, A.C. and a principal thereof, and against J. Vincent Ciroli, Jr., formerly the Company's President and Chief Executive Officer. In February 2000, the court granted leave to the plaintiff to file a second amended complaint. The second amended complaint eliminated the direct claims against the Company and the Bank and the request for class action certification. Accordingly, as amended, this action constitutes a derivative suit against current and former officers and directors of the Company and the Bank, which is being defended by the Company and the Bank on their behalf. The parties are currently in the discovery phase of this case. The trial is scheduled for November 2001. The Company intends to vigorously defend against the claims.

         In June 2001, J. Vincent Ciroli, Jr. filed an action in the Common Pleas Court of Belmont County, Ohio against the Company and the Bank seeking recovery of his defense costs in the Fleagane case and a separate proceeding brought against him by the Office of the Comptroller of the Currency, and a determination of the amount of deferred compensation and other employment benefits to which he is entitled for his service to the Company and the Bank. The Company filed an answer to the complaint in July 2001 and intends to vigorously defend against the claims.

         In August 1999, the Bank was named as a defendant in a lawsuit filed in the Belmont County Common Pleas Court by Joseph C. Heinlein, Jr. against his former secretary, the Bank, other financial institutions and individuals with whom the secretary did business. The complaint alleges that the secretary embezzled funds from the plaintiff's account over a period of several years by forging his signature to checks and alleges negligence on the part of the Bank for honoring such checks. This secretary has entered into a pleas agreement under which she has paid $500,000 in restitution and received a prison sentence. The complaint was amended to claim damages of $1,250,000; however, at a subsequent pre-trial conference, the plaintiff advised the court that his net losses (after application of the $500,000 restitution payment) were approximately $300,000. The Bank believes that it has valid defenses against the claim and intends to defend it vigorously. The Bank has also filed cross-claims against the secretary and a third party it believes benefited from the misappropriation of funds. In addition, the Company believes that any liability on the Bank's part would be covered under its insurance policy. However, the insurance carrier, Progressive Casualty Insurance Company, has filed a declaratory judgment and interpleader action raising issues of coverage and indemnification on this claim, as more fully discussed above. Trial in the case has been scheduled for March 2002.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

     SUMMARY

              For the six months ended June 30, 2001, Belmont Bancorp. earned $340,000, or $0.03 per common share, compared to earnings of $586,000, or $0.09 per common share, for the first six months of 2000. For the quarter ended June 30, 2001, the Company earned $175,000, or $0.02 per common share, compared to net income of $526,000, or $0.07 per common share for the second quarter of 2000.

              The Company recorded a loss of $67,000 before income tax benefits of $242,000 for the three months ended June 30, 2001, and a loss of $141,000 before income tax benefits of $481,000 for the six months ended June 30, 2001. The Company continues to be burdened with legal and other expenses associated with ongoing litigation. During the second quarter of 2001, legal expenses were $362,000 and other related expenses were $87,000.

              Earnings for the second quarter of 2000 included interest totaling $256,000 received on approximately $5.2 million in federal tax refunds.

              The following table presents the annualized return on average shareholders' equity and the annualized return on average assets for comparative periods of 2001 and 2000.

                                              For the three months          For the six months
                                                 ended June 30,               ended June 30,
(Expressed in thousands)                       2001          2000           2001          2000
----------------------------------------------------------------------------------------------------
Return on average assets                        0.25%         0.76%         0.24%        0.41%
Return on average shareholders' equity          2.70%        14.40%         2.63%        9.23%

Average assets                             $ 284,312     $ 275,752     $ 282,962    $ 286,417
Average shareholders' equity               $  25,935     $  14,609     $  25,866    $  12,693

              Average assets increased to $284 million for the second quarter of 2001, compared to $276 million for the second quarter of 2000. For the first six months of 2001, average assets were $283 million down from $286 million for the first six months of 2000. Average shareholders' equity increased from $13 million for the first six months of 2000 to $26 million for the first six months of 2001 principally due to the issuance of common stock during April and June 2000 and market appreciation in the securities portfolio classified as available for sale.

     NET INTEREST INCOME

              The primary source of revenue for the Company is net interest income which is the spread between income earned on assets and interest paid on deposits and borrowings used to fund those assets. Net interest income is affected by changes in interest rates, changes in the average maturities of interest earning assets and liabilities, and changes in the mix of assets and liabilities. Interest-earning assets include total loans, investments carried at amortized cost and federal funds sold. Nonaccrual loans are included in average loan balances. Interest-bearing liabilities include interest-bearing deposits and other borrowings.

         Net interest income increased $192,000 for the second quarter of 2001 compared to the second quarter of 2000. This increase resulted principally from an improvement in the yield on the loan portfolio from 8.39% to 9.14%. Average earning assets increased from $255 million during the second quarter of 2000 to $261 million for the second quarter of 2001. The yield on earning assets was 7.69%, nearly unchanged from 7.70% for the same quarter of 2000. The cost of interest bearing liabilities was 4.49%, also nearly unchanged from 4.50% for the same quarter of 2000. The taxable equivalent net interest margin was 3.72% and 3.55% for the three months ended June 30, 2001 and 2000, respectively. The taxable equivalent net interest margin for the first quarter of 2001 was 3.55%.

         Net interest income increased by $223,000 for the first six months of 2001 compared to the same period last year. The average earning asset base fell from $265 million for the first half of 2000 to $260 million for the first six months of 2001, principally due to a decline in the Company's deposits during the first six months of 2000 resulting in a smaller asset base. The yield on earning assets increased from 7.57% to 7.70%, and the cost of interest bearing liabilities increased from 4.48% to 4.60%. The taxable equivalent net interest margin improved to 3.63% for the first six months of 2001 from 3.42% for the same period in 2000.

OTHER OPERATING INCOME

     Other operating income, excluding securities gains and losses, declined from $1,166,000 for the first six months of 2000 to $1,080,000 for the first six months of 2001. For the quarter ended June 30, 2001, other operating income, excluding securities gains and losses, declined to $581,000 from $664,000 for the comparable quarter last year.

     Trust fees increased principally due to an increase in the trust fee service charge schedule effective with the quarterly fees accrued on June 30, 2001 and also due to a one time executor fee in the amount of $25,000.

     Included in Other Income for the second quarter of 2000 was $256,000 in interest received on federal tax refunds.

     During 2001, the Company's mortgage lending volume increased due to refinancing activity related to lower mortgage interest rates and also due to new correspondent mortgage lending relationships established with other financial institutions. For the second quarter of 2000, losses on sale of loans included a valuation adjustment totaling $55,000 to reduce the carrying value of loans classified as held for sale to estimated market value.

     Changes in various categories of other income are depicted in the table below.

                                                Three months ended June 30,             Six months ended June 30,
(Expressed in thousands)                      2001        2000       % Change       2001          2000      % Change
--------------------------------------------------------------------------------------------------------------------
Trust fees                                     $208        $105         98.1%      $  307        $  214       43.5%
Service charges on deposits                     230         200         15.0%         421           407        3.4%
Earnings on bank-owned life insurance            54          52          3.8%         108           103        4.9%
Interest on federal tax refund                    0         256       -100.0%           0           256     -100.0%
Gain (loss) on sale of loans
   and loans held for sale                       20         (53)       137.7%          26           (60)     143.3%
Other income (individually less than                                                                            na
   1% of total income)                           69         104        -33.7%         218           246      -11.4%
                                             ------------------                  ----------------------
     Subtotal                                   581         664        -12.5%       1,080         1,166       -7.4%
Securities gains (losses)                         6           1        500.0%           4             0         na
                                             ------------------                  ----------------------
     Total                                     $587        $665        -11.7%      $1,084        $1,166       -7.0%
                                             ==================                  ======================

OPERATING EXPENSES

     The following table shows the dollar amounts and the percent change in various components of operating expenses.

                                                     Three months ended June 30,           Six months ended June 30,
(Expressed in thousands)                           2001       2000       % Change       2001        2000        % Change
--------------------------------------------------------------------------------------------------------------------------
Salaries and wages                                 $  915    $  720         27.1%      $1,802      $1,509            19.4%
Employee benefits                                     271       161         68.3%         500         353            41.6%
Occupancy expense                                     227       199         14.1%         454         414             9.7%
Furniture and equipment expense                       228       213          7.0%         446         430             3.7%
Telecommunication expense                              45        38         18.4%          84          92            -8.7%
Taxes other than payroll and real estate               53      (20)        365.0%         109          11           890.9%
Supplies and printing                                  64        40         60.0%         103          84            22.6%
Insurance, including federal deposit insurance        149       170        -12.4%         295         365           -19.2%
Legal fees                                            362       274         32.1%         685         536            27.8%
Consulting expense                                    128         1      12700.0%         177          73           142.5%
Examinations and audits                                99        76         30.3%         196         146            34.2%
Other (individually less than 1% of total
income)                                               287       315         -8.9%         563         659           -14.6%
                                                  ------------------------------------------------------------------------
   Total                                           $2,828    $2,187         29.3%      $5,414      $4,672            15.9%
                                                  ========================================================================

         The employee count at the end of June 2001 included 141 full time equivalent employees ("FTEs") compared to 129 FTEs at the end of June 2000. Compensation cost for the first quarter of 2001 included $71,000 in expense associated with the grant of stock options. Employee benefit costs increased primarily due to the reinstatement of the 401(k) plan profit sharing accrual during the first quarter of 2001, relocation expenses for new employees, and an increase in healthcare insurance costs. No profit sharing was accrued or paid for the year 2000.

         Federal deposit insurance premiums declined for the six months ended June 30, 2001 compared to the six months ended June 30, 2000 principally due to improved capital ratios for the Bank as measured as of September 30, 2000. This savings was partially offset by higher insurance costs associated with director and officer liability insurance and fidelity bond insurance.

         Earnings continue to be negatively impacted by the cost associated with litigation. Legal fees increased to $362,000 for the three months ended June 30, 2001 compared to $274,000 for the same period in 2000. For the first six months of 2001, the Company incurred legal expenses of $685,000. The Company expects to incur substantial legal expenses in future periods as well. Consulting expense associated with litigation was $87,000 for the second quarter of 2001 and $131,000 for the first half of 2001.

         State corporate franchise taxes increased for the first six months of 2001 compared to the same period of 2000 due to a higher capital base as measured at year end 2000 versus 1999.

FINANCIAL CONDITION

SECURITIES

         The amortized cost and estimated fair value of securities available for sale at June 30, 2001 and December 31, 2000 are detailed in Note 2 of the quarterly financial statements.

         Lower overall interest rates at June 30, 2001 compared to June 30, 2000 and December 31, 2000 significantly decreased the estimated gross unrealized losses in the investment portfolio. Gross unrealized losses at June 30, 2000 were $7.5 million compared to $3.3 million at December 31, 2000 and $2.7 million at June 30, 2001.

         Market factors and prepayment speeds impact the yield and average lives of mortgage-backed securities. As interest rates decline and refinancing activity accelerates, premiums paid for mortgage-backed securities are amortized more quickly and may cause yields to decline. Conversely, yields may improve on bonds purchased at discounts during times of accelerated repayment activity.

         At June 30, 2001, the Company owned various bonds of a single issuer the amortized cost of which exceeded 10% of total shareholders' equity. These concentrations primarily occurred due to the decline in the Company's capital during 1999. The following table details the issuer, amortized cost and estimated fair value of these bonds.

(Expressed in thousands)
                                                                                 Estimated
                         Issuer                            Amortized Cost        Fair Value
-------------------------------------------------------------------------------------------
Privately Issued Collateralized Mortgage Obligations:
Norwest Asset Securities Corporation                               $3,302           $ 3,336

General Obligations:
Hampton Township, PA School District                                4,338             4,226

Revenue Bonds:
Suburban Lancaster PA Sewer Authority                               2,837             2,636

Equity Securities:
Federal Home Loan Bank stock                                        3,141             3,141
                                                           --------------------------------
     Total                                                        $13,618           $13,339
                                                           ================================


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

         Details of the activity in the Allowance for Loan Losses for the second quarter and six months of 2001 and 2000 are included in Note 3 of the quarterly financial statements. During the three months ended June 30, 2001, the Company charged-off approximately $2 million in loans that, during previous reporting periods, had specific reserves through an allocation of the allowance for loan loss. No loan loss provision was recorded during the second quarter of 2001 because the Company had unallocated reserves in excess of $1.1 million based on its analysis of the allowance for loan losses as of June 30, 2001. The following table depicts various loan and loan-related statistics.

                                                              Three months ended June 30,      Six months ended June 30,
(Expressed in thousands)                                         2001            2000             2001            2000
------------------------------------------------------------------------------------------------------------------------
Loans outstanding                                              $120,420         $137,768        $120,420        $137,768
Average loans                                                  $123,293         $143,842        $125,900        $151,836
Annualized net charge offs (recoveries) as a percent of:
   Average loans                                                   5.92%           -3.16%           2.64%           3.21%
   Allowance for loan losses                                     121.63%          -60.55%          55.48%          65.00%
Allowance for loan losses to:
   Total loans at end of period                                    4.98%            5.45%           4.98%           5.45%
   Non-performing assets                                          78.86%           68.85%          78.86%          68.85%

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

Non-performing assets                     June 30,    Dec. 31,   June 30,
(Expressed in thousands)                    2001        2000       2000
-------------------------------------------------------------------------
Non-accrual loans                          $6,756      $8,518     $10,750
Ninety days past due loans
  still accruing interest                     242           2          28
Other real estate owned                       613         766         121
                                          -------------------------------
                                           $7,611      $9,286     $10,899
   Total                                  ===============================

Non-performing assets as a percent of
  total assets                                2.7%        3.3%        4.0%

         Details of impaired loans and related information are included in Note 3 of the quarterly financial statements.

         In addition to the schedule of non-performing assets, management prepares a watch list consisting of loans which they have determined require closer monitoring to further protect the Company against loss. At June 30, 2001 and 2000, the balance of loans and available credit classified by management as substandard due to delinquency, a change in financial position, or other factors and not included as non-performing assets totaled $14,820,000 and $16,842,000, respectfully. Loans classified as doubtful totaled $222,000 June 30, 2000; no loans were classified as doubtful at June 30, 2001.

LOAN CONCENTRATIONS

         The Company uses the Standard Industry Code (SIC) system to determine concentrations of credit risk by industry. No aggregate loan balances based on a single SIC classification exceeded 10% of total loans.

         The Company measures concentrations of credit based on the outstanding loan balances and credit facilities available to an industry as a percentage of the Bank's Tier 1 capital. Tier 1 capital consists principally of shareholders' equity less goodwill and deferred tax assets. Concentrations exceeding 25% of Tier 1 capital are detailed in the following tables.

                                                                As of June 30, 2001
                                                         Loan Balance and        % of
(Expressed in thousands)                                 Available Credit   Tier 1 Capital
------------------------------------------------------------------------------------------
Real Estate - Operators of Nonresidential Buildings                $6,549            34.0%

Amusement Industry-Services and Manufacturing                       4,803            24.9%

                                                              As of December 31, 2000
                                                         Loan Balance and        % of
(Expressed in thousands)                                 Available Credit   Tier 1 Capital
------------------------------------------------------------------------------------------
Amusement Industry                                                $6,864             35.8%

Services - Hotel/Motel                                             5,549             29.0%


CAPITAL RESOURCES

         The table below depicts the capital ratios for the Bank and for the Company on a consolidated basis as of June 30, 2001. In addition, the table depicts the regulatory requirements for classification as "adequately capitalized" under the regulatory guidelines for Prompt Corrective Action. Tier 1 capital consists principally of shareholders' equity less goodwill and deferred tax assets, while Tier 2 capital consists of certain debt instruments and a portion of the allowance for loan losses. Total capital consists of Tier 1 and Tier 2 capital.

         As described in Note 6 of the quarterly financial statements, the Bank entered into a Consent Agreement with the Office of the Comptroller of the Currency to maintain a Tier 1 leverage ratio of at least 6.0%. As a result of its recapitalization efforts which began in 1999 and concluded in June 2000, the Bank was formally notified that it had achieved an adequately capitalized designation under Prompt Corrective Action regulations as of June 30, 2000 in a letter from the Office of the Comptroller of the Currency dated July 27, 2000. Under the Consent Order, the Bank will not be treated as "well capitalized" even though it has achieved a Tier 1 leverage ratio in excess of 6% unless and until the consent order is terminated or modified to eliminate the capital requirement under the Consent Order. There are no conditions or events since that notification that management believes has changed the Bank's capital category.

(Expressed in thousands)                                                     For Capital
                                                       Actual            Adequacy Purposes (1)
As of June 30, 2001:                             Amount      Ratio        Amount        Ratio
-----------------------------------------------------------------------------------------------
Total risk based capital to risk weighted
assets:
Consolidated                                     23,177      13.7%        12,975        8.0%
Bank                                             21,341      12.8%        12,835        8.0%
Tier 1 capital to risk weighted assets:
Consolidated                                     21,101      12.5%         6,488        4.0%
Bank                                             19,286      11.6%         6,417        4.0%
Tier 1 capital to average assets:
Consolidated                                     21,101       7.6%         6,488        4.0%
Bank                                             19,286       7.0%        11,074        4.0% (2)

(1) These are also the standards to be "adequately capitalized" under Prompt Corrective Action Provisions
(2) The Consent Order requires a 6% Tier 1 leverage ratio. At June 30, 2001, the amount of the Bank's Tier 1 capital requirement to meet compliance with the Consent Order was $16,611,000; the Bank's actual Tier 1 capital was $19,286,000 at June 30, 2001.

LIQUIDITY

         The Company meets its liability based needs principally through the operation of the Bank's branch banking network that gathers demand and retail time deposits. The Bank also acquires funds through repurchase agreements with its customers and through credit lines with the Federal Home Loan Bank and a correspondent bank. Deposit trends stabilized midyear during 2000 and average deposits have increased during each of the last three successive quarters from $223 million during the third quarter of 2000 to $234 million during the second quarter of 2001. The Company has a federal funds sold position of $12.3 million at June 30, 2001.

         The Asset/Liability Committee generally meets bi-weekly to monitor the funding position of the Bank and to adjust offered rates on Bank products when appropriate.

         The Bank has a secured line of credit with a correspondent bank totaling $4,100,000 which may be used as an alternative funding source.

         At June 30, 2001, the Bank had a credit line with the Federal Home Loan Bank of Cincinnati (FHLB) for $20 million. Credit facilities at the FHLB are subject to certain collateral requirements.

         Cash flows from the securities portfolio are also a source of liquidity. Securities available for sale increased from $110 million at December 31, 2000 to $122 million at June 30, 2001. Purchases during the first six months of 2001 were primarily directed toward investments with relatively short average lives due to the lower interest rate environment.

         The Federal Open Market Committee reduced its targeted federal funds rate (the rate banks charge one another for overnight borrowings) which rate was 6.50% at December 31, 2000 to 4.75% through a series of six rate cuts during the first six months of 2001.

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

         In October 1999, the Company filed suit in the Court of Common Pleas of Tuscarawas County, Ohio, alleging that it had been the victim of an "elaborate fraud" that has resulted in more than $15 million in losses to the Bank. Following an extensive internal review of its loan portfolio, the Bank filed claims against Steven D. Schwartz, President of Schwartz Homes, Inc., the now-closed New Philadelphia retailer of manufactured homes. At the same time, the Bank filed claims against three additional people: Linda Reese, Schwartz Homes' Chief Financial Officer; William Wallace, the Bank's former Executive Vice-President and Chief Operating Officer; and Christine Wallace, his wife. In addition, as more fully discussed above, because of Mr. Wallace's alleged conduct as a bank officer and director, the Bank is seeking to recover from its indemnity bond insurance carrier, Progressive Casualty Insurance Company, the full amount of its bond. The Wallaces have filed counterclaims in an indeterminate amount upon various bases, including invasion of privacy, defamation and failure to distribute moneys allegedly due them under a deferred and certain other compensation plans. Steven Schwartz also requested leave to file counterclaims. The case had been scheduled for trial in May 2001, but during that month Mr. Schwartz filed for bankruptcy, which automatically stayed the proceeding. The Bankruptcy Court subsequently granted the Company's motion for relief from the automatic stay, and the trial before the Court of Common Pleas of Tuscarawas County, Ohio has been rescheduled for January 2002. The Company intends to vigorously prosecute its case and defend against the defendants' claims.

         In October 1999, James John Fleagane, a shareholder of the Company, filed an action against the Company, the Bank and certain of the Company's and the Bank's current and former officers and directors in the Circuit Court of Ohio County, West Virginia. The plaintiff alleged, among other things, that the Bank and its directors and officers negligently transacted and administered various loans with respect to Schwartz Homes, Inc. and customers of Schwartz. In the complaint, the plaintiff sought damages for the loss in value of his stock and other compensatory and punitive damages in an unspecified amount and requested class action certification for the common shareholders of the Company. The court denied the Company's motion to dismiss this case in July 2000. In August 2000, the plaintiff filed an amended complaint, as to which the Company has filed an answer, affirmative defenses and cross-claims against the Company's former accountants, S.R. Snodgrass, A.C. and a principal thereof, and against J. Vincent Ciroli, Jr., formerly the Company's President and Chief Executive Officer. In February 2000, the court granted leave to the plaintiff to file a second amended complaint. The second amended complaint eliminated the direct claims against the Company and the Bank and the request for class action certification. Accordingly, as amended, this action constitutes a derivative suit against current and former officers and directors of the Company and the Bank, which is being defended by the Company and the Bank on their behalf. The parties are currently in the discovery phase of this case. The trial is scheduled for November 2001. The Company intends to vigorously defend against the claims.

         In June 2001, J. Vincent Ciroli, Jr. filed an action in the Common Pleas Court of Belmont County, Ohio against the Company and the Bank seeking recovery of his defense costs in the Fleagane case and a separate proceeding brought against him by the Office of the Comptroller of the Currency, and a determination of the amount of deferred compensation and other employment benefits to which he is entitled for his service to the Company and the Bank. The Company filed an answer to the complaint in July 2001 and intends to vigorously defend against the claims.

         In August 1999, the Bank was named as a defendant in a lawsuit filed in the Belmont County Common Pleas Court by Joseph C. Heinlein, Jr. against his former secretary, the Bank, other financial institutions and individuals with whom the secretary did business. The complaint alleges that the secretary embezzled funds from the plaintiff's account over a period of several years by forging his signature to checks and alleges negligence on the part of the Bank for honoring such checks. This secretary has entered into a pleas agreement under which she has paid $500,000 in restitution and received a prison sentence. The complaint was amended to claim damages of $1,250,000; however, at a subsequent pre-trial conference, the plaintiff advised the court that his net losses (after application of the $500,000 restitution payment) were approximately $300,000. The Bank believes that it has valid defenses against the claim and intends to defend it vigorously. The Bank has also filed cross-claims against the secretary and a third party it believes benefited from the misappropriation of funds. In addition, the Company believes that any liability on the Bank's part would be covered under its insurance policy. However, the insurance carrier, Progressive Casualty Insurance Company, has filed a declaratory judgment and interpleader action raising issues of coverage and indemnification on this claim, as more fully discussed above. Trial in the case has been scheduled for March 2002.

Item 2.  Changes in securities and use of proceeds

None

Item 3.  Defaults upon senior securities

None

Item 4.  Submission of matters to a vote of security shareholders

         The annual meeting of shareholders was held on May 21, 2001. Of the 11,101,403 shares entitled to vote at the meeting, 9,490,476 shares were voted. The results were as follows:

Proposal number 1 - Election of directors for terms expiring in the Year 2004:

                                                                 For          Withheld
     Joseph F. Banco                                             9,173,620    316,856
     John H. Goodman, II                                         8,996,515    493,961
     James R. Miller                                             9,004,873    485,603
     Keith A. Sommer                                             9,019,863    470,613
     Robert W. Whiteside                                         9,166,875    323,601

Proposal number 2 - To approve the Belmont Bancorp. 2001 Stock Option Plan

                                                                 For          Against     Abstain
                                                                 8,356,013    954,308     180,155

                                       24

Proposal number 3 - To ratify the appointment of Crowe, Chizek and Company LLP as independent auditors for the year ending December 31, 2001:

                                         For          Against     Abstain
                                         9,392,746     57,935      39,795

The following directors continued in office:

Directors with terms ending in 2002:

Jay A. Beck
Mary L. Holloway Haning
Charles J. Kaiser, Jr.
Thomas P. Olszowy
Charles A. Wilson, Jr.

Directors with terms ending in 2003:

David R. Giffin
Terrence A. Lee
Dana J. Lewis
W. Quay Mull, II
Wilbur R. Roat


Item 5.  Other information

         In July 2001, the Bank entered into a memorandum of understanding with the Comptroller of the Currency addressing the operations and administration of the Bank's Investment Management and Trust Services Department. In this connection, the Bank agreed to develop a risk management program to identify transactional, compliance, strategic, price and other risks, to prepare a corresponding action plan to reduce risks where exposure is high, and to develop a staffing plan designed to ensure that the department's current and future staff possess the requisite skills and experience to achieve the Bank's strategic goals and objectives.

         The Bank is in full accord with the objectives and goals set forth in the memorandum and had already begun to turn its attention to many of these issues. Staffing has been augmented through the addition of new management and an experienced trust administrator. The risk assessment is being performed and new procedures have been adopted to improve administrative processes and controls.


Item 6.  Exhibits and Reports on Form 8-K

  (a)    Exhibits
         None

  (b)    Reports on Form 8-K
         None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Belmont Bancorp.
                               (Registrant)



                               /s/ Wilbur Roat
                               By: Wilbur Roat
                                   President & CEO




                               /s/ Jane Marsh
                               By: Jane Marsh
                                   Secretary
                                   (Principal financial and accounting officer)

August 10, 2001