Form 10-Q
period 2001-09-30
BELMONT BANCORP
filed 2001-11-13
CIK 726294

                                 United States
                       Securities and Exchange Commision
                            Washington, D.C.  20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2001
                                           ------------------
                                       or
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________to___________

Commission File Number:  0-12724

                               Belmont Bancorp.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Ohio                                           34-1376776
------------------------------------------------------------------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)

325 Main St., Bridgeport, Ohio                 43912
------------------------------------------------------------------------------
(Address of principal executive offices)       (Zip Code)

                                 (740)-695-3323
------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

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

                         Common Stock, $0.25 par value,
                         11,101,403 shares outstanding
                             as of November 7, 2001

                                   FORM 10-Q
                                BELMONT BANCORP.
                               September 30, 2001

                                     INDEX

Part I.  Financial information                                                   3

Item 1 - Financial Statements                                                    3

         Management's report on financial statements                             3

         Consolidated Balance Sheets - September 30, 2001 and
             December 31, 2000                                                   4

         Consolidated Statements of Income-Three Months Ended
             September 30, 2001 and September 30, 2000                           5

         Consolidated Statements of Income-Nine Months
             Ended September 30, 2001 and September 30, 2000                     6

         Condensed Consolidated Statement of Cash Flows-Nine Months
             Ended September 30, 2001 and September 30, 2000                     7

         Condensed Consolidated Statements of Changes in Shareholders' Equity
             Three Months Ended September 30, 2001 and 2000 and
             Nine Months Ended September 30, 2001 and 2000                       8

         Notes to the Consolidated Financial Statements                          9

Item 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                  15

Item 3 - Quantitative and Qualitative Disclosures about Market Risk             23

Part II.  Other Information                                                     23

Item 1 - Legal Proceedings                                                      23
Item 2 - Changes in Securities and Use of Proceeds                              25
Item 3 - Defaults upon Senior Securities                                        25
Item 4 - Submission of Matters to a Vote of Security Holders                    25
Item 5 - Other Information                                                      25
Item 6 - Exhibits and Reports on Form 8-K                                       25

Signatures                                                                      26

PART I - FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS

     The following consolidated financial statements and related notes of Belmont Bancorp. and subsidiaries (the "Company") were prepared by management, which has the primary responsibility for the integrity of the financial information. The statements are prepared in conformity with accounting principles generally accepted in the United States of America appropriate in the circumstances, and include amounts that are based on management's best estimates and judgments. Financial information elsewhere in the quarterly report is prepared on a basis consistent with that in the financial statements.

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

Consolidated Balance Sheets
(Unaudited) ($000s except share and per share amounts)

                                                                           September 30,          December 31,
                                                                                2001                  2000
Assets

    Cash and due from banks                                                   $ 10,111              $ 11,270
    Federal funds sold                                                          21,660                14,730
    Securities available for sale at fair value                                123,217               109,684
    Loans                                                                      114,589               129,876
    Less allowance for loan losses                                              (5,881)               (7,667)
                                                                           ---------------------------------
          Net loans                                                            108,708               122,209
    Premises and equipment, net                                                  6,619                 6,792
    Deferred federal tax assets                                                  7,508                 7,346
    Cash surrender value of life insurance                                       4,576                 4,419
    Accrued income receivable                                                    1,646                 1,658
    Other assets                                                                 3,570                 3,680
                                                                           ---------------------------------
          Total assets                                                        $287,615              $281,788
                                                                           =================================
Liabilities

    Non-interest bearing deposits:
           Demand                                                             $ 27,745              $ 25,123
     Interest-bearing deposits:
           Demand                                                               25,348                26,136
           Savings                                                              70,253                66,857
           Time                                                                112,635               113,570
                                                                           ---------------------------------
              Total deposits                                                   235,981               231,686
      Securities sold under repurchase agreements                                  841                 1,204

      Long-term borrowings                                                      20,000                20,000
      Accrued interest on deposits and other borrowings                            821                   820
      Other liabilities                                                          2,872                 2,476
                                                                           ---------------------------------
            Total liabilities                                                  260,515               256,186
                                                                           ---------------------------------

Shareholders' Equity

       Preferred stock - authorized 90,000 shares with
       no par value; no shares issued or outstanding                                 -                     -
       Common stock  - $0.25 par value, 17,800,000 shares
       authorized; 11,153,195 shares issued at 9/30/01 and
       12/31/00                                                                  2,788                 2,788
       Additional paid-in capital                                               17,496                17,414
       Treasury stock at cost (51,792 shares)                                   (1,170)               (1,170)
       Retained earnings                                                         8,393                 8,515
       Accumulated other comprehensive loss                                       (407)               (1,945)
                                                                           ---------------------------------
          Total shareholders' equity                                            27,100                25,602
                                                                           ---------------------------------
          Total liabilities and shareholders' equity                          $287,615              $281,788
                                                                           =================================

See the Notes to the Consolidated Financial Statements.

Consolidated Statements of Income
(Unaudited)  ($000s except per share amounts)                                    For the Three Months Ended
                                                                                        September 30,
                                                                                 2001                    2000
Interest and Dividend Income
    Loans:
        Taxable                                                                   $ 2,474                  $3,136
        Tax-exempt                                                                     51                      61
    Securities:
        Taxable                                                                     1,179                   1,016
        Tax-exempt                                                                    460                     535
     Dividends                                                                         80                      58
     Interest on federal funds sold                                                   177                     115
                                                                                ---------------------------------
        Total interest and dividend income                                          4,421                   4,921
                                                                                ---------------------------------

Interest Expense
      Deposits                                                                      2,186                   2,282
      Other borrowings                                                                260                     278
                                                                                ---------------------------------
         Total interest expense                                                     2,446                   2,560
                                                                                ---------------------------------
         Net interest income                                                        1,975                   2,361
Provision for loan losses                                                               -                       -
                                                                                ---------------------------------
         Net interest income after provision
         for loan losses                                                            1,975                   2,361
                                                                                ---------------------------------

Noninterest Income
      Trust fees                                                                      146                      77
      Service charges on deposits                                                     248                     215
      Other operating income                                                          236                     304
      Securities losses                                                              (121)                      -
      Gains on sale of loans and loans held for sale                                  127                      16
                                                                                ---------------------------------
         Total noninterest income                                                     636                     612
                                                                                ---------------------------------
Noninterest Expense
      Salary and employee benefits                                                  1,179                   1,057
      Net occupancy expense of premises                                               219                     205
      Equipment expenses                                                              228                     210
      Legal fees                                                                      962                     325
      Other operating expenses                                                        958                     723
                                                                                ---------------------------------
         Total noninterest expense                                                  3,546                   2,520
                                                                                ---------------------------------
         Income (loss) before income taxes                                           (935)                    453
Income Tax Benefit                                                                   (473)                    (57)
                                                                                ---------------------------------
         Net income (loss)                                                          ($462)                 $  510
                                                                                =================================

Earnings (loss) per common share:
     Basic                                                                         ($0.04)                 $ 0.05
     Diluted                                                                       ($0.04)                 $ 0.05

See the Notes to the Consolidated Financial Statements.

Consolidated Statements of Income
(Unaudited)  ($000s except per share amounts)                                          For the Nine Months Ended
                                                                                            September 30,
                                                                                     2001                    2000
Interest and Dividend Income
    Loans:
        Taxable                                                                   $ 7,842                 $ 9,075
        Tax-exempt                                                                    158                     196
    Securities:
        Taxable                                                                     3,667                   3,146
        Tax-exempt                                                                  1,480                   1,604
     Dividends                                                                        197                     172
     Interest on federal funds sold                                                   510                     157
                                                                                ---------------------------------
        Total interest and dividend income                                         13,854                  14,350
                                                                                ---------------------------------

Interest Expense
      Deposits                                                                      6,910                   6,766
      Other borrowings                                                                780                   1,257
                                                                                ---------------------------------
         Total interest expense                                                     7,690                   8,023
                                                                                ---------------------------------
         Net interest income                                                        6,164                   6,327
Provision for loan losses                                                               -                     242
                                                                                ---------------------------------
         Net interest income after provision
         for loan losses                                                            6,164                   6,085
                                                                                ---------------------------------

Noninterest Income
      Trust fees                                                                      453                     291
      Service charges on deposits                                                     669                     622
      Interest on federal tax refund                                                    -                     256
      Other operating income                                                          562                     653
      Securities losses                                                              (117)                      -
      Gains (losses) on sale of loans and loans held for sale                         153                     (44)
                                                                                ---------------------------------
          Total noninterest income                                                  1,720                   1,778
                                                                                ---------------------------------

Noninterest Expense
      Salary and employee benefits                                                  3,480                   2,919
      Net occupancy expense of premises                                               673                     619
      Equipment expenses                                                              674                     640
      Legal fees                                                                    1,647                     861
      Other operating expenses                                                      2,486                   2,153
                                                                                ---------------------------------
          Total noninterest expense                                                 8,960                   7,192
                                                                                ---------------------------------
          Income (loss) before income taxes                                        (1,076)                    671
Income Tax Benefit                                                                   (954)                   (425)
                                                                                ---------------------------------
           Net income (loss)                                                        ($122)                $ 1,096
                                                                                =================================

Earnings (loss) per common share:
     Basic                                                                         ($0.01)                $  0.14
     Diluted                                                                       ($0.01)                $  0.14

See the Notes to the Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2001 and 2000 ($000's)

                                                                      2001       2000
                                                                   ----------------------
Cash from Operating Activities                                      $     32     $  7,965

Investing Activities
Proceeds from:
     Maturities and calls of securities                                5,480        2,005
     Sales of securities available for sale                           10,159        3,799
     Principal collected on mortgage-backed securities                19,600        8,332
     Sales of loans                                                        0        2,178
     Sales of other real estate owned                                    551           39
     Sales of premises and equipment                                      11            9
Purchases of:
     Securities available for sale                                   (46,882)      (1,531)
     Premises and equipment                                             (347)        (105)
Changes in:
     Federal funds sold                                               (6,930)     (10,765)
     Loans, net                                                       13,235       27,588
                                                                   ----------------------
Cash from investing activities                                        (5,123)      31,549
                                                                   ----------------------
Financing Activities
Proceeds from issuance of common stock                                     0        9,327
Changes in:
     Deposits                                                          4,295      (30,916)
     Repurchase agreements                                              (363)      (4,503)
     Short-term borrowings                                                 0      (19,740)
                                                                   ----------------------
Cash from financing activities                                         3,932      (45,832)
                                                                   ----------------------

Increase (Decrease) in Cash and Cash Equivalents                      (1,159)      (6,318)
Cash and Cash Equivalents, Beginning of Year                          11,270       15,439
                                                                  -----------------------
Cash and Cash Equivalents at September 30                           $ 10,111     $  9,121
                                                                  =======================

     Cash payments for interest totaled $7,689,000 and $8,015,000 for the nine months ended September 30, 2001 and 2000, respectively. No payments for taxes were made during 2001 or 2000. The Company received a federal tax refund including interest of $5,952,000 for the nine months ended September 30, 2000.

     Transfers from loans to other real estate owned totaled $267,000 and $561,000 for the nine months ended September 30, 2001 and 2000, respectively.

See the Notes to the Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Shareholders' Equity (Unaudited) ($000s)

                                                                        Three Months Ended
                                                                           September 30,
                                                                      2001            2000
                                                                    -------------------------
Balance at beginning of period                                      $ 26,742         $ 21,913
Comprehensive income:
   Net income (loss)                                                    (462)             510
   Change in net unrealized gain (loss) on securities
      available for sale, net of reclassification and
       tax effects                                                       809              945
                                                                    -------------------------
        Total comprehensive income                                       347            1,455
   Adjustment to net proceeds received on stock offering                   -               (2)
   Common stock options granted                                           11                -
                                                                    -------------------------
Balance at end of period                                            $ 27,100         $ 23,366
                                                                    =========================
                                                                        Nine Months Ended
                                                                           September 30,
                                                                      2001            2000
                                                                    -------------------------
Balance at the beginning of the period                              $ 25,602         $ 11,231
Comprehensive income:
   Net income (loss)                                                    (122)           1,096
   Change in net unrealized gain (loss) on securities
      available for sale, net of reclassification and
       tax effects                                                     1,538            1,712
                                                                    -------------------------
        Total comprehensive income                                     1,416            2,808
   Common stock issued                                                     -            9,327
   Common stock options granted                                           82                -
                                                                    -------------------------
Balance at end of period                                            $ 27,100         $ 23,366
                                                                    =========================

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

     In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 is effective for fiscal years beginning after June 15, 2002, and establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets in the period in which they are incurred. The Company is in the process of determining the future impact that the adoption of FAS 143 may have on its earnings and financial position.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment and disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact the adoption of this statement will have on its financial position and results of operations.

     Internal financial information is primarily reported and aggregated in the banking line of business.

          Average shares outstanding used to compute basic and diluted earnings per share differ due to stock options granted during 2001. However for 2001, basic and diluted shares were equal as a result of the net losses reported for these periods. The average number of shares outstanding used to compute basic and diluted earnings per share was as follows:

Average shares outstanding                          Basic           Diluted
-------------------------------------------------------------------------------
For the three months ended September 30, 2001        11,101,403      11,101,403
For the three months ended September 30, 2000        11,101,403      11,101,403

For the nine months ended September 30, 2001         11,101,403      11,101,403
For the nine months ended September 30, 2000          7,998,709       7,998,709

2.   Securities

          The estimated fair values of securities were as follows:

                                                                    September 30, 2001
                                                       -----------------------------------------------
                                                         Gross               Gross          Estimated
                                                       Unrealized          Unrealized         Fair
(Expressed in thousands)                                 Gains               Losses           Value
------------------------------------------------------------------------------------------------------
U.S. Treasury securities and obligations of
     U.S. Government corporations and agencies         $         66        $       59         $ 10,093
Obligations of states and political subdivisions                295             1,184           40,046
Mortgage-backed securities                                      430               139           39,256
Collateralized mortgage obligations                             432                16           21,459
Corporate debt                                                   38               552            8,177
                                                       -----------------------------------------------
   Total debt securities                                      1,261             1,950          119,031
Marketable equity securities                                    108                36            4,186
                                                       -----------------------------------------------
     Total securities available for sale               $      1,369        $    1,986         $123,217
                                                       ===============================================

                                                                    December 31, 2000
                                                       --------------------------------------------------
                                                         Gross               Gross            Estimated
                                                       Unrealized          Unrealized           Fair
(Expressed in thousands)                                 Gains               Losses             Value
---------------------------------------------------------------------------------------------------------
U.S. Treasury securities and obligations of
     U.S. Government corporations and agencies         $          0        $      221         $    5,411
Obligations of states and political subdivisions                120             1,930             41,588
Mortgage-backed securities                                       51               490             34,691
Collateralized mortgage obligations                             101               166             21,101
Corporate debt                                                    -               357              2,745
                                                       -------------------------------------------------
     Total debt securities                                      272             3,164            105,536
Marketable equity securities                                     83               138              4,148
                                                       -------------------------------------------------
     Total securities available for sale               $        355        $    3,302         $  109,684
                                                       =================================================

3.   Loans and Allowance for Loan Losses

     Loans outstanding are as follows:

                                                              September 30,          December 31,
(Expressed in thousands)                                          2001                  2000
-------------------------------------------------------------------------------------------------
Real estate-construction                                      $   2,686              $  12,856
Real estate-mortgage                                             38,182                 40,794
Real estate-secured by
   nonfarm, nonresidential property                              34,409                 22,738
Commercial, financial and agricultural                           32,479                 45,838
Obligations of political subdivisions in the U.S.                 2,864                  2,951
Installment and credit card loans to
   individuals                                                    3,705                  4,699
Leases                                                              264                      0
                                                              --------------------------------
     Loans receivable                                         $ 114,589               $129,876
                                                              ================================

     Non-accruing loans amounted to $4,867,000 and $8,518,000 at September 30, 2001 and December 31, 2000, respectively. Generally, non-accruing loans are considered impaired and are also included in the impaired loan table below. Loans past due 90 days and still accruing interest were $24,000 and $2,000 at September 30, 2001 and December 31, 2000, respectively.

     Impaired loans were as follows:

                                                                 September 30,       December 31,       September 30,
(Expressed in thousands)                                             2001               2000                2000
----------------------------------------------------------------------------------------------------------------------
 Impaired loans with no allocated allowance for loan losses      $        124        $         2        $         60
 Impaired loans with allocated allowance for loan losses                5,352              9,020               9,731
                                                                 ---------------------------------------------------
    Total                                                        $      5,476        $     9,022        $      9,791

 Amount of the allowance for loan losses allocated               $        929        $     2,673        $      2,616
 Average impaired loans, year-to-date                                   7,799             11,545              12,176
 Interest income recognized during impairment                               0                  0                   0
 Cash-basis interest income recognized                                      0                  0                   0

Activity in the allowance for loan losses is summarized as follows:

                                                                  Three months ended           Nine months ended
                                                                     September 30,               September 30,
(Expressed in thousands)                                          2001          2000           2001         2000
------------------------------------------------------------------------------------------------------------------
Balance, beginning of period                                     $6,002        $7,505         $7,667        $9,702

Provision for loan losses                                             0             0              0           242

Loans charged-off                                                   241           197          2,336         3,878
Recoveries on loans previously charged-off                          120           374            550         1,616
                                                               ---------------------------------------------------
     Net charge-offs (recoveries)                                   121          (177)         1,786         2,262
                                                               ---------------------------------------------------
Balance, end of period                                           $5,881        $7,682         $5,881        $7,682
                                                               ===================================================

   The loan charge-offs recorded during the nine months ended September 30, 2001 were principally for loans for which the Company had previously established specific reserves. The entire allowance represents a valuation reserve which is available for future charge-offs.

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

     In this recapitalization, the Company issued a total of 5,864,869 shares of its common stock and received $11.7 million in aggregate gross offering proceeds. After payment of aggregate offering costs of approximately $700,000, the Company applied the net offering proceeds of $11.0 million to increase the Bank's capital. As a result, the Bank's unaudited Tier 1 capital leverage ratio of 6.8% at June 30, 2000, exceeded the 6.0% Tier 1 capital leverage ratio required by the Office of the Comptroller of the Currency in the Consent Order issued to the Bank in August 1999. The Consent Order requires the Bank to maintain a 6.0% Tier 1 capital leverage ratio for as long as the Consent Order continues in effect. The Bank's unaudited Tier 1 leverage ratio at September 30, 2001, was 6.7%.

5. Stock Options

     In February 2001, the Board of Directors granted to an officer of the Company options to purchase 75,000 common shares at $2.00 per share. In April 2001, the Board of Directors granted to an officer of the Company options to purchase 35,000 common shares at the market price of $4.05 per share on the grant date. The options expire ten years from the date of grant. The Company accounts for the stock options under Accounting Principles Board Opinion No. 25, which requires expense recognition only when the exercise price is less than the market value of the underlying stock at the measurement date. Statement of Financial Accounting Standards (SFAS) No. 123 requires pro forma disclosures for companies that do not adopt its fair value accounting method for stock-based compensation. Instead, pro forma information for net income and basic and diluted earnings per common share will be provided in the notes to the financial statements as if the fair value method had been used. During the first nine months of 2001, pro forma results are not considered significant.

     During 2001, 110,000 options were granted. Of the 75,000 in option shares granted in February 2001, 30,000 option shares vested resulting in expense of $82,000 for the first nine months of 2001; these options were granted at a price below market value on the date of the grant. In April 2001, 35,000 option shares were granted at market value. As options continue to vest in future periods, additional expense may be recognized.

6. Regulatory Matters

     As described in its annual report on Form 10-K, the Company and the Bank continue to operate under an agreement with the Federal Reserve Bank of Cleveland, the Company's primary regulator, and a Consent Order with the Office of the Comptroller of the Currency, the Bank's primary regulator. Each of the Company and the Bank has complied with or is taking steps designed to comply with all of the requirements imposed by its regulators. One of the provisions of the Consent Order requires that the Bank achieve and maintain a Tier 1 capital leverage ratio of at least

6.0%. This requirement was achieved by June 30, 2000 and was maintained through September 30, 2001. See also Note 4.

7. Comprehensive Income

The components of other comprehensive income were as follows:

                                                        Nine months ended
                                                          September 30,
(Expressed in thousands)                              2001              2000
                                              -----------------------------------
Unrealized holding gains (losses) arising
   during the period                                     $2,213            $2,594
Reclassification adjustment                                 117                 0
                                              -----------------------------------
Net gains (losses) arising during the period              2,330             2,594
Tax effect                                                 (792)             (882)
                                              -----------------------------------
Other comprehensive income (loss)                        $1,538            $1,712
                                              ===================================

                                                       Three months ended
                                                          September 30,
(Expressed in thousands)                                   2001              2000
                                              -----------------------------------
Unrealized holding gains (losses) arising
   during the period                                     $1,105            $1,432
Reclassification adjustment                                 121                 0
                                              -----------------------------------
Net gains (losses) arising during the period              1,226             1,432
Tax effect                                                 (417)             (487)
                                              -----------------------------------
Other comprehensive income (loss)                        $  809            $  945
                                              ===================================

8. Litigation

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

       The Company is a defendant in a suit for damages brought in the Court of Common Pleas for Belmont County, Ohio in April 1999 by George Michael Riley and others against the Bank and certain former officers, among others, alleging torts to have occurred in connection with the Bank's denial of a loan to a third party to finance the sale of a business owned by plaintiffs. It is claimed that a former loan officer of the Bank later purchased the business at a lower price with financial assistance from the Bank's former chief operating officer. The trial, originally scheduled for October 2001, has been continued to June 2002. Based on the advice of counsel, the Company believes its exposure to liability, if any, is minimal in this case. Another case, filed in the same court in May 1999 by Charles J. and Rebecca McKeegan, the beneficial owners of the potential purchaser of the business in the same transaction, was settled for nominal consideration and dismissed with prejudice in August 2001.

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

       Progressive declined to honor these claims and, in December 1999, filed an action in the United States District Court for the Southern District of Ohio, Eastern Division asking the court to issue a declaratory judgment declaring that Progressive is not liable under either the directors and officers liability policy or the fidelity bond policy. In September 2000, the court granted the Company's motion to dismiss the declaratory judgment action. Progressive had also asked the court, if Progressive is found to be liable under these policies, to determine whether the Bank or other parties who have sued the Bank in separate actions are entitled to the insurance proceeds. Progressive has deposited with the court bonds in the aggregate amount of $7.75 million, which amount Progressive believes is sufficient to satisfy any liabilities under the policies in respect of this interpleader claim. The interpleader claim remains before the court. In May 2001, the court consolidated this action with a separate case brought by the Company against Progressive in the Circuit Court of Ohio County, West Virginia, which was then removed to the United States District Court for the Northern District of West Virginia, in which the Company sought to recover damages related to Progressive's failure to honor the Company's claims under the fidelity bond. The parties are currently in the discovery phase. Trial has been scheduled for July 2002 in this case. The Company intends to vigorously seek recoveries under the insurance policies sold to it by Progressive.

       In October 1999, the Company filed suit in the Court of Common Pleas of Tuscarawas County, Ohio, alleging that it had been the victim of an "elaborate fraud" that has resulted in more than $15 million in losses to the Bank. Following an extensive internal review of its loan portfolio, the Bank filed claims against Steven D. Schwartz, President of Schwartz Homes, Inc., the now-closed New Philadelphia retailer of manufactured homes. At the same time, the Bank filed claims against three additional people: Linda Reese, Schwartz Homes' Chief Financial Officer; William Wallace, the Bank's former Executive Vice-President and Chief Operating Officer; and Christine Wallace, his wife. The Wallaces have filed counterclaims in an indeterminate amount upon various bases, including invasion of privacy, defamation and failure to distribute moneys allegedly due them under a deferred and certain other compensation plans. The case had been scheduled for trial in May 2001, but during that month Mr. Schwartz filed for bankruptcy, which automatically stayed the proceeding. The Bankruptcy Court subsequently granted the Company's motion for relief from the automatic stay, and the trial before the Court of Common Pleas of Tuscarawas County, Ohio has been rescheduled for January 2002. Principally for strategic considerations in other related cases, the Company has elected to dismiss the claims against William and Christine Wallace, without prejudice. The Company is considering whether it wishes to continue to pursue the claims against Mr. Schwartz and Ms. Reese in this case. The Company continues to seek to recover from its indemnity bond insurance carrier, Progressive Casualty Insurance Company, the full amount of its bond for the alleged conduct of Mr. Wallace during the time he served as an officer and director and Mr. Wallace continues to be a defendant in the Fleagane case, discussed below. The Company intends to vigorously defend against the Wallaces' counterclaims, which the Company believes are without merit.

     In October 1999, James John Fleagane, a shareholder of the Company, filed an action against the Company, the Bank and certain of the Company's and the Bank's current and former officers and directors in the Circuit Court of Ohio County, West Virginia. The plaintiff alleged, among other things, that the Bank and its directors and officers negligently transacted and administered various loans with respect to Schwartz Homes, Inc. and customers of Schwartz. In the complaint, the plaintiff sought damages for the loss in value of his stock and other compensatory and punitive damages in an unspecified amount and requested class action certification for the common shareholders of the Company. The court denied the Company's motion to dismiss this case in July 2000. In August 2000, the plaintiff filed an amended complaint, as to which the Company has filed an answer, affirmative defenses and cross-claims against the Company's former accountants, S.R. Snodgrass, A.C. and a principal thereof, and against J. Vincent Ciroli, Jr., formerly the Company's President and Chief Executive Officer, and William Wallace, formerly the Company's Executive Vice President and Chief Operating Officer. In February 2001, the court granted leave to the plaintiff to file a second amended complaint. The second amended complaint eliminated the direct claims against the Company and the Bank and the request for class action certification. Accordingly, as amended, this action constitutes a derivative suit against current and former officers and directors of the Company and the Bank as well as the former auditor of the Company and the Bank. In September 2001, plaintiff dismissed the claims against the officers of the Company and the Bank (except for Messrs. Ciroli and Wallace). The Company is paying the costs of defense of certain of the directors and officers. The trial is scheduled for December 2001.

     Separately, the plaintiff reached an agreement to settle the claims against S.R. Snodgrass and its principal for $4 million, and the court ordered that a notice of the proposed settlement be sent to the Company's shareholders to afford them the opportunity to support the settlement, object to it or intervene in the case. A committee of four of the Company's disinterested directors who are not parties in this case has recommended that the proposed settlement be approved. If the proposed settlement is approved by the court, it is anticipated that the Company will receive approximately $2 million upon distribution of the proceeds after payment of the plaintiffs' attorneys fees and other litigation costs.

     In June 2001, J. Vincent Ciroli, Jr. filed an action in the Common Pleas Court of Belmont County, Ohio against the Company and the Bank seeking recovery of his defense costs in the Fleagane case and a separate proceeding brought against him by the Office of the Comptroller of the Currency, and a determination of the amount of deferred compensation and other employment benefits to which he claims to be entitled for his service to the Company and the Bank. The Company filed an answer to the complaint in July 2001 and an amended answer and counterclaim in August 2001. The amended counterclaim alleges breach of fiduciary duty on the part of Mr. Ciroli and seeks recovery of certain funds paid to him under one of his incentive compensation plans. The Company intends to vigorously defend against the claims asserted by Mr. Ciroli.

     In August 1999, the Bank was named as a defendant in a lawsuit filed in the Belmont County Common Pleas Court by Joseph C. Heinlein, Jr. against his former secretary, the Bank, other financial institutions and individuals with whom the secretary did business. The complaint alleges that the secretary embezzled funds from the plaintiff's account over a period of several years by forging his signature to checks and alleges negligence on the part of the Bank for honoring such checks. This secretary has entered into a plea agreement under which she has paid $500,000 in restitution and received a prison sentence. The complaint was amended to claim damages of $1,250,000; however, at a subsequent pre-trial conference, the plaintiff advised the court that his net losses (after application of the $500,000 restitution payment) were approximately $300,000. The Bank believes that it has valid defenses against the claim and intends to defend it vigorously. The Bank has also filed cross-claims against the secretary and a third party it believes benefited from the misappropriation of funds. In addition, the Company believes that any liability on the Bank's part would be covered under its insurance policy. However, the insurance carrier, Progressive Casualty Insurance Company, has filed a declaratory judgment and interpleader action raising issues of coverage and indemnification on this claim, as previously discussed above. Trial in the case has been scheduled for March 2002.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SUMMARY

     For the nine months ended September 30, 2001, Belmont Bancorp. reports a loss of $122,000, or a loss of $0.01 per common share, compared to net income of $1,096,000, or $0.14 per common share, for the first nine months of 2000. For the quarter ended September 30, 2001, the Company recorded a loss of $462,000, or a loss of $0.04 per common share, compared to net income of $510,000, or $0.05 per common share for the third quarter of 2000.

     As more fully described under "Legal Proceedings" in Part II, Item 1, the Company is involved in a number of lawsuits. The costs of prosecuting or defending these actions, particularly the derivative action initiated by James John Fleagane, has adversely affected the Company's results for the three and nine month periods. For these periods, legal expenses were $962,000 for the three month period ended September 30, 2001 and $1,647,000 for the nine month period ended September 30, 2001, as compared to $325,000 and $861,000 for the comparable prior year periods.

     Management has taken a number of steps to improve operating results, which are masked by significant, continuing legal expenses. Absent these significant expenses, the Company would have had earnings, net of applicable income taxes, of $965,000 for the nine month period ended September 30, 2001 and $106,000 for the three month period ended September 30, 2001 rather than losses of $122,000 and $462,000, respectively.

     The Company intends to continue to regularly monitor its legal costs and act in the manner it believes are in the best interests of the Company. In certain cases, in management's reasonable judgment, the anticipated outcome of prosecuting or defending cases through trial may justify incurring ongoing legal costs; however, if the Company can advantageously settle any cases, it intends to do so. The Company presently expects legal expenses to continue to be significant in future periods.

     Following the end of the September 30, 2001 period, the Company learned of a settlement between the plaintiffs in the Fleagane case and the Company's former accountants, S.R Snodgrass, A.C. and one of its principals. If approved by the court, the Company expects to receive approximately $2 million from the settlement after payment of the plaintiffs' attorneys fees and costs.

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

     During the first nine months 2001, the Federal Open Market Committee cut its targeted federal funds rate (the rate banks charge one another for overnight loans) from 6.50% to 3.00%. Another cut of 0.50% was announced at the beginning
of October.   Interest rates across the maturity spectrum have declined
significantly since last year particularly in maturities of ten years or less. Similarly, the prime lending rate dropped from 9.50% to 6.00% during the first nine months of 2001 and currently stands at 5.50%. This dramatic change in interest rates contributed toward tightening the net interest margins for the third quarter and year-to-date periods. Interest rates on assets such as prime-related loans adjust downward more quickly in a falling interest rate environment than interest-bearing liabilities. In addition, refinancing activity has accelerated substantially contributing to higher levels of liquidity and ultimately reducing earning asset yields.

     Net interest income on a taxable equivalent basis decreased $432,000 for the third quarter of 2001 compared to the third quarter quarter of 2000. The yield on earning assets decreased from 8.18% to 7.08% while the cost of interest bearing liabilities declined from 4.56% to 4.22%. Average earning assets increased from $251 million during the third quarter of 2000 to $260 million for the third quarter of 2001. The taxable equivalent net interest margin was 3.35% and 4.14% for the three months ended September 30, 2001 and 2000, respectively.

     Net interest income on a taxable equivalent basis declined $252,000 for the first nine months of 2001 compared to the same period last year. The yield on earning assets declined from 7.77% to 7.49%, and the cost of interest bearing liabilities fell from 4.50% to 4.47%. The average earning asset base decreased slightly from $261 million for the first nine months of 2000 to $260 million for the first nine months of 2001.The taxable equivalent net interest margin declined to 3.54% for the first nine months of 2001 from 3.66% for the same period in 2000.

OTHER OPERATING INCOME

     Other operating income, excluding securities gains and losses, increased from $1,778,000 for the first nine months of 2000 to $1,837,000 for the first nine months of 2001. For the quarter ended September 30, 2001, other operating income, excluding securities gains and losses, improved from $612,000 to $757,000 for the comparable quarter last year. Changes in various categories of other income are depicted in the following table:

                                                      Three months ended September 30,        Nine months ended September 30,
(Expressed in thousands)                          2001       2000            % Change       2001        2000           % Change
Trust fees                                       $ 146      $  77               89.6%     $  453      $  291              55.7%
Service charges on deposits                        248        215               15.3%        669         622               7.6%
Earnings on bank-owned life insurance               54         51                5.9%        162         154               5.2%
Interest on federal tax refund                       0          0                 na           0         256            -100.0%
Gain (loss) on sale of loans
   and loans held for sale                         127         16              693.8%        153         (44)            447.7%

Other income (individually less than                                                                                        na
   1% of total income)                             182        253              -28.1%        400         499             -19.8%
                                                  ---------------                         ------------------
     Subtotal                                      757        612               23.7%      1,837       1,778               3.3%
Securities losses                                 (121)         0                 na        (117)          0                na
                                                  ---------------                         ------------------
     Total                                       $ 636      $ 612                3.9%     $1,720      $1,778              -3.3%
                                                  ===============                         ==================

     Trust fees increased principally due to an increase in the trust fee service charge schedule effective with the quarterly fees assessed on June 30, 2001 and also due to a one time executor fee in the amount of $25,000 recorded during the second quarter.

     During 2001, the Company's mortgage lending volume increased due to refinancing activity related to lower mortgage interest rates and also due to new correspondent mortgage lending relationships established with other financial institutions. Through these relationships the Bank provides underwriting and documentation preparation for the correspondent, and in some instances, purchases the mortgage loans originated by the correspondent for subsequent sale in the secondary market. The gain on sale of loans held for sale during the third quarter of 2001 included $133,000 in capitalized mortgage servicing rights for loans sold in the secondary market.

     Other income includes, among other miscellaneous items, commissions and fees unrelated to loan origination, brokerage fees, loan documentation preparation fees, rental income, mortgage servicing income, and check printing charges. Other income for the third quarter of 2000 included $135,000 to reduce the liability associated with a nonqualified compensation plan tied to the market value of the Company's stock price. Excluding this item, other income would have increased for the third quarter and nine months ended September 30, 2001 compared to the same periods last year.

     Securities losses recorded during the three months ended September 30, 2001 included a writedown in book value of a financial institution stock owned by the Company. The Company's basis in the stock, Progress Financial Corporation ("Progress"), was written down to Progress' book value as reported for June 30, 2001 of $8.92 per share resulting in the recognition of a loss of $113,000. During July 2001, the Board of Directors of Progress approved a resolution with its regulators to reduce lending to early stage technology companies, increase its capital ratios and its valuation allowance, and implement improved credit review programs. Progress also ceased cash dividend payments. Belmont's management evaluated its holding in Progress and concluded that a writedown in value was warranted.

OPERATING EXPENSES

  The following table shows the dollar amounts and percentage changes in various components of operating expenses.

                                                Three months ended September 30,   Nine months ended September 30,
(Expressed in thousands)                             2001    2000  % Change     2001        2000    % change
------------------------------------------------------------------------------------------------------------------
Salaries and wages                                 $  945  $  802      17.8%  $2,747      $2,311          18.9%
Employee benefits                                     233     255      -8.6%     733         608          20.6%
Occupancy expense                                     220     205       7.3%     674         619           8.9%
Furniture and equipment expense                       228     210       8.6%     674         640           5.3%
Telecommunication expense                              42      45      -6.7%     126         137          -8.0%
Taxes other than payroll and real estate               61       8     662.5%     170          19         794.7%
Supplies and printing                                  44      39      12.8%     147         123          19.5%
Insurance, including federal deposit insurance        148     208     -28.8%     443         573         -22.7%
Amortization of mortgage servicing rights             111       0        na      111          10        1010.0%
Legal fees                                            962     325     196.0%   1,647         861          91.3%
Consulting expense                                     44       9     388.9%     221          82         169.5%
Examinations and audits                               126     123       2.4%     322         269          19.7%
Other (individually less than 1% of total income)     382     291      26.9%     945         940          -0.5%
                                                 -----------------------------------------------------------------
   Total                                           $3,546  $2,520      40.2%  $8,960      $7,192          24.4%
                                                 =================================================================

        The employee count at the end of September 2001 included 141 full time equivalent employees ("FTEs") compared to 129 FTEs at the end of September 2000. Compensation cost during 2001 included $82,000 in expense associated with the grant of stock options. Employee benefit costs increased principally due to the reinstatement of the 401(k) plan profit sharing accrual during the first quarter of 2001 and an increase in healthcare insurance costs. No profit sharing was accrued or paid for the year 2000. Employee benefit costs during the third quarter of 2000 included relocation expenses for the Company's president and chief executive officer and an accrual for unpaid compensated absenses for employees.

     State corporate franchise taxes increased for the first nine months of 2001 compared to the same period of 2000 due to a higher capital base as measured at year end 2000 versus 1999. These same factors impacted the quarterly results as well.

     Federal deposit insurance premiums declined by $188,000 for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 principally due to improved capital ratios for the Bank. This savings was partially offset by higher insurance costs associated with director and officer liability insurance and fidelity bond insurance.

     Amortization of mortgage servicing rights totaled $111,000 for the nine months ended September 30, 2001. Refinancing activity has accelerated rapidly due to the decline in home mortgage interest rates. The volume of mortgage loan originations have also picked up considerably, and the volume of loans serviced in the secondary market by the Bank has increased since the end of 2000. The Company sells many of its new mortgage loan originations in the secondary market with servicing retained to eliminate interest rate risk associated with fixed rate, long term assets and to improve its non-interest income.

     Earnings continue to be negatively impacted by the cost associated with litigation. Legal fees increased to $962,000 for the three months ended September 30, 2001 compared to $325,000 for the same period in 2000. For the first nine months of 2001, the Company incurred legal expenses of $1,647,000 compared to $861,000 for the nine months ended September 30, 2000. The Company expects to incur substantial legal expenses in future periods as well. In addition, consulting expense associated with litigation totaled $131,000 for the nine months of 2001.

     Examination and audit expense increased for the first nine months of 2001 compared to the same period during 2000 due to higher costs associated with examinations conducted by the Bank's regulator and a third-party risk assessment conducted during the third quarter of 2001.

FINANCIAL CONDITION

SECURITIES

     The estimated fair value of securities available for sale at September 30, 2001 and December 31, 2000 are detailed in Note 2 of the quarterly financial statements.

     Lower overall interest rates at September 30, 2001 compared to September 30, 2000 and December 31, 2000 significantly decreased the estimated gross unrealized losses in the investment portfolio. Gross unrealized losses at September 30, 2000 were $6.1 million compared to $3.3 million at December 31, 2000 and $2.0 million at June 30, 2001.

     Market factors and prepayment speeds impact the yield and average lives of mortgage-backed securities. As interest rates decline and refinancing activity accelerates, premiums paid for mortgage-backed securities are amortized more quickly and may cause yields to decline. Conversely, yields may improve on bonds purchased at discounts during times of accelerated repayment activity.

     At September 30, 2001, the Company owned various bonds of a single issuer the amortized cost of which exceeded 10% of total shareholders' equity, or $2,710,000. These concentrations primarily occurred due to the decline in the Company's capital during 1999. The following table details the issuer, amortized cost and estimated fair value of these bonds.

     (Expressed in thousands)
                                                                                  Estimated
                             Issuer                            Amortized Cost     Fair Value
     -------------------------------------------------------------------------------------------
     Privately Issued Collateralized Mortgage Obligations:
     Norwest Asset Securities Corporation                               $3,210            $3,268

     Revenue Bonds:
     Suburban Lancaster PA Sewer Authority                               2,837             2,665

     Equity Securities:
     Federal Home Loan Bank stock                                        3,254             3,254
                                                           -------------------------------------
        Total                                                           $9,301            $9,187
                                                           =====================================

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

               Details of the activity in the Allowance for Loan Losses for the third quarter and nine months of 2001 and 2000 are included in Note 3 of the quarterly financial statements. During the three months ended June 30, 2001, the Company charged-off approximately $2 million in loans that, during previous reporting periods, had specific reserves through an allocation of the allowance for loan loss. No loan loss provision was recorded during the third quarter or nine months ended September 30, 2001 because the Company had unallocated reserves based on its analysis of the allowance for loan losses as of September 30, 2001. The following table depicts various loan and loan-related statistics.

                                                                  Three months ended              Nine months ended
                                                                     September 30,                   September 30,
(Expressed in thousands)                                        2001              2000            2001          2000
--------------------------------------------------------------------------------------------------------------------------
Loans outstanding                                                 $114,589          $132,511        $114,589      $132,511
Average loans                                                     $118,300          $136,833        $123,367      $146,835
Annualized net charge offs (recoveries) as a percent of:
   Average loans                                                      0.41%            -0.52%           1.93%         2.05%
   Allowance for loan losses                                          8.23%            -9.22%          40.49%        39.26%
Allowance for loan losses to:
   Total loans at end of period                                       5.13%             5.80%           5.13%         5.80%
   Non-performing assets                                            109.43%            75.72%         109.43%        75.72%

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

                                              September 30,      December 31,     September 30,
(Expressed in thousands)                           2001              2000              2000
------------------------------------------------------------------------------------------------
Non-accrual loans                                     $4,867            $8,518           $ 9,531
Ninety days past due loans
   still accruing interest                                24                 2               102
Other real estate owned                                  483               766               512
                                           -----------------------------------------------------
     Total                                            $5,374            $9,286           $10,145
                                           =====================================================

Non-performing assets as a percent of
   total assets                                          1.9%              3.3%              3.7%


     Details of impaired loans and related information are included in Note 3 of the quarterly financial statements.

     In addition to the schedule of non-performing assets, management prepares a watch list consisting of loans which they have determined require closer monitoring to further protect the Company against loss. At September 30, 2001 and 2000, the balance of loans and available credit classified by management as substandard due to delinquency, a change in financial position, or other factors and not included as non-performing assets totaled $15,733,000 and $17,378,000, respectfully. Loans classified as doubtful totaled $19,000 at September 30, 2000; no loans were classified as doubtful at September 30, 2001.


LOAN CONCENTRATIONS

     The Company uses the Standard Industry Code (SIC) system to determine concentrations of credit risk by industry. No aggregate loan balances based on a single SIC classification exceeded 10% of total loans.

      The Company also measures concentrations of credit based on the outstanding loan balances and credit facilities available to an industry as a percentage of the Bank's Tier 1 capital. Tier 1 capital consists principally of shareholders' equity less goodwill and deferred tax assets. Concentrations exceeding 25% of Tier 1 capital are detailed in the following tables.

                                                                      As of September 30, 2001
                                                                  Loan Balance and         % of
(Expressed in thousands)                                          Available Credit    Tier 1 Capital
----------------------------------------------------------------------------------------------------
Real Estate - Operators on Nonresidential Buildings                           $7,301            39.4%

                                                                     As of December 31, 2000
                                                                  Loan Balance and         % of
(Expressed in thousands)                                          Available Credit    Tier 1 Capital
----------------------------------------------------------------------------------------------------
Amusement Industry-Services and Manufacturing                                 $6,864            35.8%
Services - Hotel/Motel                                                         5,549            29.0%

LONG TERM BORROWINGS

          Long term borrowings consist of two $10 million advances from the Federal Home Loan Bank of Cincinnati (the "FHLB") with initial fixed interest rates of 4.78% and 4.53% fixed for three years. These advances have a ten year final maturity and are due in 2008. The FHLB has a quarterly option to convert the advances to a floating rate based on the 3 month LIBOR rate. If this option is exercised by the FHLB, the Bank may prepay the advance without penalty in full or in part.

CAPITAL RESOURCES

          The table below depicts the capital ratios for the Bank and for the Company on a consolidated basis as of September 30, 2001. In addition, the table depicts the regulatory requirements for classification as "adequately capitalized" under the regulatory guidelines for Prompt Corrective Action. Tier 1 capital consists principally of shareholders' equity less goodwill and a portion of deferred tax assets, while Tier 2 capital consists of certain debt instruments and a portion of the allowance for loan losses. Total capital consists of Tier 1 and Tier 2 capital. Under the Consent Order with the Office of the Comptroller of the Currency, the Bank will not be treated as "well capitalized" even if it achieves and maintains a Tier 1 capital leverage ratio of 5% (which would, absent the Consent Order, be the "well capitalized" standard) unless and until the Consent Order is terminated or modified to eliminate the capital requirement under the Consent Order. The Consent Order requires the Bank to achieve and maintain a 6% Tier 1 leverage ratio.


                                                                                  Required
                                                                                For Capital
                                                       Actual              Adequacy Purposes (1)
(Expressed in thousands)                         Amount        Ratio          Amount        Ratio
---------------------------------------------------------------------------------------------------
Total risk based capital to risk weighted assets:
Consolidated                                       $22,227        12.7%           $12,830      8.0%
Bank                                                20,558        11.9%            12,696      8.0%
Tier 1 capital to risk weighted assets:
Consolidated                                        20,175        11.5%             6,415      4.0%
Bank                                                18,526        10.7%             6,348      4.0%
Tier 1 capital to average assets:
Consolidated                                        20,175         7.3%             6,415      4.0%
Bank                                                18,526         6.7%            11,051      4.0% (2)


(1) These are also the standards to be "adequately capitalized" under Prompt Corrective Action Provisions

(2) The Consent Order requires a 6% Tier 1 leverage ratio. At September 30, 2001, the amount of the Bank's Tier 1 capital requirement to meet compliance with the Consent Order was $16,577,000; the Bank's actual Tier 1 capital was $18,526,000 at September 30, 2001.

LIQUIDITY

          The Company meets its liability-based needs through the operation of the Bank's branch banking network that gathers retail deposits. The Bank also acquires funds through repurchase agreements and overnight federal funds that provide additional sources of liquidity. Average total deposits were $234 million for the third quarter of 2001 compared to $223 million for the third quarter of 2000. For the nine months ended September 30, 2001, average deposits were $233 million versus $231 million for the first nine months of 2000. The declining trend in deposits experienced during the first nine months of 2000 was reversed during the third quarter of 2000.

          At September 30, 2001, total loans outstanding had declined by $15.3 million since the end of 2000. As a result, the funding needs of the Bank to support current loan demand have declined. Securities have increased $13.5 million since the end of 2000 as a result of the decrease in loan balances. The average life and/or maturities of securities purchased during 2001 have been relatively short due to the current low interest rate environment.

          The Asset/Liability Committee generally meets bi-weekly to monitor the funding position of the Bank and to adjust offered rates on Bank products when appropriate.

          The Bank also has secured and unsecured lines of credit with various correspondent banks totaling $1,200,000 which may be used as an alternative funding source; at September 30, 2001, none of these lines were utilized.

          At September 30, 2001, the Bank had an unused credit line with the Federal Home Loan Bank of Cincinnati (FHLB) for $20 million. Credit facilities at the FHLB are subject to certain collateral requirements.

FORWARD-LOOKING STATEMENTS

          Various statements made in this Report concerning the manner in which the Company intends to conduct its future operations, and potential trends that may impact future results of operations, are forward-looking statements. One can identify forward-looking statements by words such as "may," "will," "intend," "expect," "anticipate," "believe," "estimate," and "continue" or similar words. Forward-looking statements may also use different phrases. Forward-looking statements address, among other things, (1) the Company's expectations; (2) projections of the Company's future results of operations or of its financial condition; or (3) other "forward looking" information. The Company may be unable to realize its plans and objectives due to various important factors, including, but not limited to, the factors described below. The Company and the Bank have entered into consent agreements with the Federal Reserve Bank of Cleveland and the Office of the Comptroller of the Currency that require it to take various actions and meet various requirements. If the Company or the Bank fail to satisfy all of these requirements, the Comptroller of the Currency and Federal Reserve Bank could potentially assume complete or significantly greater control of the Company's operations.

     . The Company has recognized substantial loan losses in recent years, principally related to loans made under the direction of prior management. While the Company has established what it believes are appropriate loan loss reserves, it could incur significant additional loan losses in future periods, particularly if general economic conditions or conditions in particular industries in which its loans are concentrated deteriorate.

     . The Company is subject to increasingly vigorous and intense competition from other banking institutions and from various financial institutions and other nonbank or non-regulated companies or firms that engage in similar activities. Many of these institutions have significantly greater resources than the Company.

     . The Company is currently engaged in certain significant lawsuits. In addition to making significant expenditures for legal fees, adverse judgments in one or more of these lawsuits could have a materially adverse impact on its financial condition.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

          The Company is a defendant in a suit for damages brought in the Court of Common Pleas for Belmont County, Ohio in April 1999 by George Michael Riley and others against the Bank and certain former officers, among others, alleging torts to have occurred in connection with the Bank's denial of a loan to a third party to finance the sale of a business owned by plaintiffs. It is claimed that a former loan officer of the Bank later purchased the business at a lower price with financial assistance from the Bank's former chief operating officer. The trial, originally scheduled for October 2001, has been continued to June 2002. Based on the advice of counsel, the Company believes its exposure to liability, if any, is minimal in this case. Another case, filed in the same court in May 1999 by Charles J. and Rebecca McKeegan, the beneficial owners of the potential purchaser of the business in the same transaction, was settled for nominal consideration and dismissed with prejudice in August 2001.

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

          Progressive declined to honor these claims and, in December 1999, filed an action in the United States District Court for the Southern District of Ohio, Eastern Division asking the court to issue a declaratory judgment declaring that Progressive is not liable under either the directors and officers liability policy or the fidelity bond policy. In September 2000, the court granted the Company's motion to dismiss the declaratory judgment action. Progressive had also asked the court, if Progressive is found to be liable under these policies, to determine whether the Bank or other parties who have sued the Bank in separate actions are entitled to the insurance proceeds. Progressive has deposited with the court bonds in the aggregate amount of $7.75 million, which amount Progressive believes is sufficient to satisfy any liabilities under the policies in respect of this interpleader claim. The interpleader claim remains before the court. In May 2001, the court consolidated this action with a separate case brought by the Company against Progressive in the Circuit Court of Ohio County, West Virginia, which was then removed to the United States District Court for the Northern District of West Virginia, in which the Company sought to recover damages related to Progressive's failure to honor the Company's claims under the fidelity bond. The parties are currently in the discovery phase. Trial has been scheduled for July 2002 in this case. The Company intends to vigorously seek recoveries under the insurance policies sold to it by Progressive.

          In October 1999, the Company filed suit in the Court of Common Pleas of Tuscarawas County, Ohio, alleging that it had been the victim of an "elaborate fraud" that has resulted in more than $15 million in losses to the Bank. Following an extensive internal review of its loan portfolio, the Bank filed claims against Steven D. Schwartz, President of Schwartz Homes, Inc., the now-closed New Philadelphia retailer of manufactured homes. At the same time, the Bank filed claims against three additional people: Linda Reese, Schwartz Homes' Chief Financial Officer; William Wallace, the Bank's former Executive Vice-President and Chief Operating Officer; and Christine Wallace, his wife. The Wallaces have filed counterclaims in an indeterminate amount upon various bases, including invasion of privacy, defamation and failure to distribute moneys allegedly due them under a deferred and certain other compensation plans. The case had been scheduled for trial in May 2001, but during that month Mr. Schwartz filed for bankruptcy, which automatically stayed the proceeding. The Bankruptcy Court subsequently granted the Company's motion for relief from the automatic stay, and the trial before the Court of Common Pleas of Tuscarawas County, Ohio has been rescheduled for January 2002. Principally for strategic considerations in other related cases, the Company has elected to dismiss the claims against William and Christine Wallace, without prejudice. The Company is considering whether it wishes to continue to pursue the claims against Mr. Schwartz and Ms. Reese in this case. The Company continues to seek to recover from its indemnity bond insurance carrier, Progressive Casualty Insurance Company, the full amount of its bond for the alleged conduct of Mr. Wallace during the time he served as an officer and director and Mr. Wallace continues to be a defendant in the Fleagane case, discussed below. The Company intends to vigorously defend against the Wallaces' counterclaims, which the Company believes are without merit.

     In October 1999, James John Fleagane, a shareholder of the Company, filed an action against the Company, the Bank and certain of the Company's and the Bank's current and former officers and directors in the Circuit Court of Ohio County, West Virginia. The plaintiff alleged, among other things, that the Bank and its directors and officers negligently transacted and administered various loans with respect to Schwartz Homes, Inc. and customers of Schwartz. In the complaint, the plaintiff sought damages for the loss in value of his stock and other compensatory and punitive damages in an unspecified amount and requested class action certification for the common shareholders of the Company. The court denied the Company's motion to dismiss this case in July 2000. In August 2000, the plaintiff filed an amended complaint, as to which the Company has filed an answer, affirmative defenses and cross-claims against the Company's former accountants, S.R. Snodgrass, A.C. and a principal thereof, and against J. Vincent Ciroli, Jr., formerly the Company's President and Chief Executive Officer, and William Wallace, formerly the Company's Executive Vice President and Chief Operating Officer. In February 2001, the court granted leave to the plaintiff to file a second amended complaint. The second amended complaint eliminated the direct claims against the Company and the Bank and the request for class action certification. Accordingly, as amended, this action constitutes a derivative suit against current and former officers and directors of the Company and the Bank as well as the former auditor of the Company and the Bank. In September 2001, plaintiff dismissed the claims against the officers of the Company and the Bank (except for Messrs. Ciroli and Wallace). The Company is paying the costs of defense of certain of the directors and officers. The trial is scheduled for December 2001.

     Separately, the plaintiff reached an agreement to settle the claims against S.R. Snodgrass and its principal for $4 million, and the court ordered that a notice of the proposed settlement be sent to the Company's shareholders to afford them the opportunity to support the settlement, object to it or intervene in the case. A committee of four of the Company's disinterested directors who are not parties in this case has recommended that the proposed settlement be approved. If the proposed settlement is approved by the court, it is anticipated that the Company will receive approximately $2 million upon distribution of the proceeds after payment of the plaintiffs' attorneys fees and other litigation costs.

     In June 2001, J. Vincent Ciroli, Jr. filed an action in the Common Pleas Court of Belmont County, Ohio against the Company and the Bank seeking recovery of his defense costs in the Fleagane case and a separate proceeding brought against him by the Office of the Comptroller of the Currency, and a determination of the amount of deferred compensation and other employment benefits to which he claims to be entitled for his service to the Company and the Bank. The Company filed an answer to the complaint in July 2001 and an amended answer and counterclaim in August 2001. The amended counterclaim alleges breach of fiduciary duty on the part of Mr. Ciroli and seeks recovery of certain funds paid to him under one of his incentive compensation plans. The Company intends to vigorously defend against the claims asserted by Mr. Ciroli.

     In August 1999, the Bank was named as a defendant in a lawsuit filed in the Belmont County Common Pleas Court by Joseph C. Heinlein, Jr. against his former secretary, the Bank, other financial institutions and individuals with whom the secretary did business. The complaint alleges that the secretary embezzled funds from the plaintiff's account over a period of several years by forging his signature to checks and alleges negligence on the part of the Bank for honoring such checks. This secretary has entered into a plea agreement under which she has paid $500,000 in restitution and received a prison sentence. The complaint was amended to claim damages of $1,250,000; however, at a subsequent pre-trial conference, the plaintiff advised the court that his net losses (after application of the $500,000 restitution payment) were approximately $300,000. The Bank believes that it has valid defenses against the claim and intends to defend it vigorously. The Bank has also filed cross-claims against the secretary and a third party it believes benefited from the misappropriation of funds. In addition, the Company believes that any liability on the Bank's part would be covered under its insurance policy. However, the insurance carrier, Progressive Casualty Insurance Company, has filed a declaratory judgment and interpleader action raising issues of coverage and indemnification on this claim, as previously discussed above. Trial in the case has been scheduled for March 2002.

Item 2.  Changes in securities and use of proceeds

Not applicable

Item 3.  Defaults upon senior securities

Not applicable

Item 4.  Submission of matters to a vote of security shareholders

Not applicable

Item 5.  Other information

Not applicable

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

November 13, 2001