Form 10-K
period 2001-12-31
BELMONT BANCORP
filed 2002-03-29
CIK 726294

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended December 31, 2001 or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the transition period from to ____________

Commission file number 0-12724

                                BELMONT BANCORP.
             (Exact name of registrant as specified in its charter)

               Ohio                                   34-1376776
----------------------------------         ---------------------------------
 (State or other jurisdiction of           I.R.S. Employer Identification No.)
 incorporation or organization)

325 Main Street, Bridgeport, Ohio                          43912
-------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (740) 695-3323

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                                                   Name of each exchange on
             Title of each class                   which registered
       -----------------------------               -----------------------
       Common stock, $0.25 par value               NASDAQ Small Cap Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant at March 18, 2002: $45,516,000

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,101,403 shares

                      Documents Incorporated by Reference:

Documents Incorporated by Reference: Portions of the Registrant's proxy statement to be filed by April 30, 2002 are incorporated herein by reference in Items 10, 11, 12 and 13.

                                     PART I

ITEM 1-BUSINESS

BELMONT BANCORP.

      Belmont Bancorp., (the "Company" or "Belmont"), is a bank holding company which was organized under the laws of the State of Ohio in 1982. On April 4, 1984, Belmont Bancorp. acquired all of the outstanding capital stock of Belmont National Bank (the "Bank") (formerly Belmont County National Bank), a banking corporation organized as a national banking association. Belmont National Bank provides a variety of financial services and employs 146 people. In addition to the Bank, the Company owns Belmont Financial Network, Inc., a non-bank subsidiary ("BFN").

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

      Belmont National Bank provides a wide range of retail banking services to individuals and small to medium-sized businesses. These services include various deposit products, business and personal loans, credit cards, residential mortgage loans, home equity loans, and other consumer oriented financial services including IRA and Keogh accounts, safe deposit and night depository facilities. Belmont National Bank also owns automatic teller machines located at branches in Bellaire, Bridgeport, Woodsdale, Elm Grove, Cadiz, the Ohio Valley Mall, Plaza West, Shadyside, Schoenbrunn and New Philadelphia providing 24 hour banking service to our customers. Belmont National Bank belongs to STAR Systems, Inc., a nationwide ATM network with thousands of locations nationwide. Belmont National Bank offers a wide variety of fiduciary services. The trust department of the Bank administers pension, profit-sharing, personal trusts and estates.

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

      The monetary policies of regulatory authorities, including the Federal Reserve Board and the FDIC, have a significant effect on the operating results of banks and bank holding companies. The nature of future monetary policies and the effect of such policies on the future business and earnings of Belmont and its subsidiary bank cannot be predicted.

      In August 1999, Belmont and the Bank entered into consent agreements with the Federal Reserve Bank of Cleveland and the Office of the Comptroller of the Currency under which Belmont and the Bank agreed to take specified actions and adhere to specified operational procedures, as more fully described under Item 7.

FOREIGN OPERATIONS

      Belmont Bancorp. has no foreign operations.

ITEM 2-PROPERTIES

DESCRIPTION OF PROPERTIES

      In January 1996, the Bank relocated its headquarters to Wheeling, West Virginia. The office is located at 980 National Road and consists of a 14,000 square foot, combination one and two story masonry block building. Approximately half of the space is leased to a tenant. In addition, the Bank transacts business in the following branch locations:

      St. Clairsville Office-This office, located at 154 West Main Street, consists of a two story brick building owned by the Bank with attached drive-in facilities. The building consists of 9,216 square feet which houses the commercial bank operations and the executive and human resources offices.

      Ohio Valley Mall Office-This office is located at the Ohio Valley Mall, a major shopping mall located two miles east of St. Clairsville, Ohio off of Interstate 70. The office consists of a 1,400 square foot office located along the perimeter of the Mall at the main entrance. An ATM is located at the drive-in facility.

      Lansing Office-This 1,352 square foot office is located in Lansing, Ohio, a small community approximately six miles east of St. Clairsville on US. Route 40. The facility is a masonry building with adjoining drive-in facilities.

      Bridgeport Office-This office is located in Bridgeport, Ohio, a community located on the Ohio/West Virginia border, approximately 10 miles east of St. Clairsville. Part of the office space is leased to another business. This 5,096 square foot facility is a masonry building with adjoining drive-in facilities and an ATM.

      Shadyside Office-This 1,792 square foot office is located in Shadyside, a village located on Ohio State Route 7. The facility is a masonry building with accompanying drive-in facilities and an ATM.

      Cadiz Office-This office is located in Cadiz, Ohio in Harrison County, approximately seventeen miles north of St. Clairsville at the intersection of State Routes 9 and 22. The brick and tile building contains 1,800 square feet with an accompanying drive-in facility and an ATM.

      New Philadelphia Office-This office, located at 152 North Broadway Avenue, is a 33,792 square foot site improved with two inter-connected, two story brick office buildings with a total building area of 13,234 square feet. Part of the office space is leased to other businesses. This location also has a drive-in facility and an ATM.

      Schoenbrunn Office-This office, located at 2300 East High Avenue, is comprised of a one story, 1,605 square foot brick structure with a 783 square foot drive-thru canopy and an ATM.

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

      Plaza West Office - This office is located at the west end of St. Clairsville on Plaza Drive and includes a drive-thru facility and an ATM.

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

ITEM 3-LEGAL PROCEEDINGS

      The Company is a defendant in a suit for damages brought in the Court of Common Pleas for Belmont County, Ohio in April 1999 by George Michael Riley and others against the Bank and certain former officers, among others, alleging torts to have occurred in connection with the Bank's denial of a loan to a third party to finance the sale of a business owned by the plaintiffs. It is claimed that a former loan officer of the Bank later purchased the business at a lower price with financial assistance from the Bank's former chief operating officer. The trial, originally scheduled for October 2001, has been continued to June 2002. The plaintiffs seek monetary damages. Based on the advice of counsel, the Company believes its exposure to liability, if any, is minimal in this case. In addition, any award to the Rileys should be covered under a Directors and Officers Liability Insurance Policy issued by Progressive Casualty Insurance Company. Another case, filed in the same court in May 1999 by Charles J. and Rebecca McKeegan, the beneficial owners of the potential purchaser of the business in the same transaction, was settled for nominal consideration and dismissed with prejudice in August 2001.

      In October 1999, the Company joined in a pending action known as the Greentree Financial Servicing Corp. v. Schwartz Homes, Inc., et al in the Court of Common Pleas of Tuscarawas County, Ohio, alleging that it had been the victim of an "elaborate fraud" that resulted in more than $15 million in losses to the Bank. Following an extensive internal review of its loan portfolio, the Bank filed claims against Steven D. Schwartz, President of Schwartz Homes, Inc., the now-closed New Philadelphia retailer of manufactured homes. At the same time, the Bank filed claims against three additional people: Linda Reese, Schwartz Homes' Chief Financial Officer; William Wallace, the Bank's former Executive Vice-President and Chief Operating Officer; and Christine Wallace, his wife. The Wallaces have filed counterclaims in an indeterminate amount upon various bases, including invasion of privacy, defamation and failure to distribute moneys allegedly due them under a deferred and certain other compensation plans. In addition, a group of customers of Schwartz Homes, Inc. intervened and filed a complaint against the Bank, alleging that it was liable for their losses. The case had been scheduled for trial in May 2001, but during that month Mr. Schwartz filed for bankruptcy, which automatically stayed the proceeding. The Bankruptcy Court subsequently granted the Company's motion for relief from the automatic stay, and the trial before the Court of Common Pleas of Tuscarawas County, Ohio was rescheduled for January 2002. Principally for strategic considerations in other related cases, the Company dismissed the claims against William and Christine Wallace, without prejudice. These claims have since been settled, as more fully described below. In December 2001, the customers of Schwartz Homes, Inc. dismissed their claim against the Bank, without prejudice. The amount of their claim had not been specified. The Company has since reached an agreement in principle to settle those claims.

      In October 1999, James John Fleagane, a shareholder of the Company, filed an action against the Company, the Bank and certain of the Company's and the Bank's current and former officers and directors in the Circuit Court of Ohio County, West Virginia. The plaintiff alleged, among other things, that the Bank and its directors and officers negligently transacted and administered various loans with respect to Schwartz Homes, Inc. and customers of Schwartz. In the complaint, the plaintiff sought damages for the loss in value of his stock and other compensatory and punitive damages in an unspecified amount and requested class action certification for the common shareholders of the Company. The court denied the Company's motion to dismiss the case in July 2000. In August 2000, the plaintiff filed an amended complaint, to which the Company has filed an answer, affirmative defenses and cross-claims against the Company's former accountants, S.R. Snodgrass, A.C. and a principal thereof; against J. Vincent Ciroli, Jr., formerly the Company's President and Chief Executive Officer; and against William Wallace, formerly the Company's Chief Operating Officer. In February 2001, the court granted leave to the plaintiff to file a second amended complaint. The second amended complaint eliminated the direct claims against the Company and the Bank and the request for class action certification. Accordingly, as amended, this action constituted a derivative suit against current and former officers and directors of the Company and the Bank as well as the former auditor of the Company and the Bank. In August 2001, the plaintiff dismissed the claims against the officers of the Company and the Bank (except for Messrs. Ciroli and Wallace).

      In October 2001, the plaintiff, James John Fleagane, and the Company reached an agreement to settle the claims against S.R. Snodgrass and its principal for $4 million, and the court ordered that a notice of the proposed settlement be sent to the Company's shareholders to afford them the opportunity to support the settlement, object to it, or intervene in the case. A committee of four of the Company's disinterested directors who are not parties in this case recommended that the proposed settlement be approved. The proposed settlement was approved by the court on November 26, 2001. After payment of the plaintiff's attorneys fees and other litigation costs, the Company received approximately $2.2 million in February 2002, which has been recorded as income in 2002.

      Progressive Casualty Insurance Company ("Progressive") sold to the Company a Directors and Officers Liability Policy providing for $3 million of coverage and a separate financial institution fidelity bond in the face amount of $4.75 million. The Company filed a claim under the fidelity bond policy to recover the losses incurred in connection with the Schwartz Homes, Inc. loan relationship. The Company also claimed coverage under the directors and officers liability policy in connection with the Schwartz Homes, Inc. case as well as other cases the Company is defending.

      Progressive declined to honor these claims and, in December 1999, filed an action in the United States District Court for the Southern District of Ohio, Eastern Division asking the court to issue a declaratory judgment declaring that Progressive is not liable under either the directors and officers liability policy or the fidelity bond policy. In September 2000, the court granted the Company's motion to dismiss the declaratory judgment claim. Progressive had also asked the court, if Progressive is to be found liable under these policies, to determine whether the Bank or other parties who have sued the Bank in separate actions are entitled to the insurance proceeds. Progressive has deposited with the court bonds in the aggregate amount of $7.75 million, which amount Progressive believes is sufficient to satisfy any liabilities under the policies in respect of this interpleader claim. In May 2001, the court consolidated this action with a separate case brought by the Company against Progressive in the Circuit Court of Ohio County, West Virginia, which was then removed to United States District Court for the Northern District of West Virginia, in which the Company sought to recover damages related to Progressive's failure to honor the Company's claims under the fidelity bond. These actions have been settled as more fully described below.

      In June 2001, J. Vincent Ciroli, Jr. filed an action in the Common Pleas Court of Belmont County, Ohio against the Company and the Bank seeking recovery of his defense costs in the Fleagane case and a separate proceeding brought against him by the Office of the Comptroller of the Currency, and a determination of the amount of deferred compensation and other employment benefits to which he claims to be entitled for his service to the Company and the Bank. The Company filed an answer to the complaint in July 2001 and an amended answer and counterclaim in August 2001. The amended counterclaim alleges breach of fiduciary duty on the part of Mr. Ciroli and seeks recovery of certain funds paid to him under one of his incentive compensation plans. The Company has reached a settlement of these claims, described below.

      In late 2001, the parties agreed upon the terms of a comprehensive settlement that resolved the litigation with Progressive; the Fleagane litigation; the Ciroli litigation and the Greentree litigation (other than the claims by customers of Schwartz Homes, Inc., which were subsequently settled in March 2002). Under the settlement, Progressive will pay $3 million on the directors and officers policy toward the settlement of the claims asserted in Fleagane. On March 11, 2002, the United States District Court for the Southern District of Ohio, Eastern Division, entered an order approving the distribution of Progressive's funds consistent with the settlement agreement. After payment of plaintiff's attorneys fees and other settlement related legal costs, the Company expects to receive approximately $1.7 million during the second quarter of 2002 from Progressive. In addition, Progressive will pay $675,000 to the Company to settle the claims on the fidelity bond. The Outside Directors paid $2.65 million to settle the claims asserted by Fleagane; after payment of plaintiff's attorneys' fees and costs, the Company received approximately $1.7 million in March 2002. None of these amounts were accrued in the financial statements during 2001. The proceeds of the settlement will be recorded as income during 2002.

      As part of the settlement, the Company will turn over to Mr. Ciroli and Mr. Wallace funds held in their deferred compensation and retirement plans and will pay a portion of their costs of defense. These costs will be recorded during 2002 in conjunction with the receipt of the settlement proceeds. The claims asserted by Messrs. Ciroli and Wallace will be dismissed with prejudice. When completed, five separate lawsuits described above will be concluded. The Company's claim against Progressive relating to the Riley litigation will not be affected since that claim arose in a different policy year. As noted above, the claims by the customers of Schwartz Homes, Inc. have also been settled in principle, which will be recorded in 2002.

      There is one item from the shareholder derivative case that may remain. Mr. Fleagane sought compensation for the time he spent prosecuting the derivative claim. The Company opposed his request, and in January 2002 the trial court denied his request. The time for filing an appeal has not expired.

      In August 1999, the Bank was named as a defendant in a lawsuit filed in the Belmont County Common Pleas Court by Joseph C. Heinlein, Jr. against his former secretary, the Bank, other financial institutions and individuals with whom the secretary did business. The Complaint alleges that the secretary embezzled funds from the plaintiff's account over a period of several years by forging his signature to checks and alleges negligence on the part of the Bank for honoring such checks. The secretary had entered into a plea agreement under which she has paid $500,000 in restitution and received a prison sentence. The complaint was amended to claim damages of $1,250,000; however, at a subsequent pre-trial conference, the plaintiff advised the court that his net losses (after application of the $500,000 restitution payment) were approximately $650,000. The complaint sought recovery of those losses. The Bank settled this suit during March 2002 for nominal consideration.

      On October 22, 2001, BVM Hospitality, Inc. Kiran Patel, Raman Patel and Chandu Patel filed suit in the United States District Court for the Northern District of Ohio (in Cleveland) against the Bank, four of its directors and one of its officers alleging that the Bank declined to extend credit based upon their national origin. The complaint seeks an unspecified sum of compensatory and punitive damages. BVM sought to refinance a $1.75 million mortgage loan on a motel located in Streetsboro, Ohio. The Bank has filed an answer denying the claims. In addition, the Bank has filed a motion to dismiss the case contending that venue in Cleveland is improper. The Bank believes that it has meritorious defenses and intends to defend the case. As the case was just recently filed, no trial date has been set.

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5-MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDERS'
MATTERS

      The number of shareholders of record for the Company's stock as of March 20, 2002 was 1,010. The closing price of Belmont stock on March 16, 2002 was $4.10 per share.

      Belmont Bancorp.'s common stock has a par value of $0.25 and, since October 1994, has been traded on the Nasdaq SmallCap market.

      High and low market prices and dividend information for the past two years for Belmont's common stock are depicted in the following tables.

                        2001                                                 2000
-----------------------------------------------------    --------------------------------------------
                                         Dividend                                            Dividend
   Quarter        High        Low       per Share        Quarter       High        Low      per Share
-----------------------------------------------------    --------------------------------------------
     1st         $4.625      $3.063           $0.000       1st        $6.500     $2.063       $0.000
     2nd         $4.120      $3.500            0.000       2nd        $3.250     $1.625        0.000
     3rd         $3.820      $2.400            0.000       3rd        $4.750     $2.250        0.000
     4th         $4.250      $2.400            0.000       4th        $6.000     $2.625        0.000
                                              ------                                          ------
    Total                                     $0.000      Total                               $0.000
                                              ======                                          ======

      Information regarding the limitations on dividends available to be paid can be located in Item 7 and in Note 16 of the Notes to the Consolidated Financial Statements in the Company's financial statements beginning on page F-1 (Item 8).

      Treasury stock is accounted for using the cost method. There were 51,792 shares held in treasury on December 31, 2001 and 2000.

ITEM 6 - SELECTED FINANCIAL DATA

     The data presented herein should be read in conjunction with the audited Consolidated Financial Statements beginning on page F-1.

Consolidated Five Year Summary
For the Years Ended December 31, 2001, 2000, 1999, 1998 and 1997 ($000s except per share data)

                                                          2001         2000         1999         1998        1997
-------------------------------------------------------------------------------------------------------------------
Interest and dividend income                           $  18,131    $  19,137    $  25,870    $  30,787    $ 28,348
Interest expense                                           9,810       10,702       15,609       16,480      14,004
-------------------------------------------------------------------------------------------------------------------
Net interest income                                        8,321        8,435       10,261       14,307      14,344
Provision for loan losses                                   (600)         242       15,877       12,882       1,055
-------------------------------------------------------------------------------------------------------------------
Net interest income after
  provision for loan losses                                8,921        8,193       (5,616)       1,425      13,289
Securities gains (losses)                                   (120)           4         (880)       1,338         799
Trading gains (losses)                                        --           --          (10)          62          --
Gain on sale of real estate                                   --           --           --          383          --
Gain (loss) on sale of loans and loans held for sale         281          (40)         341          144          91
Interest on federal tax refund                                --          256           --           --          --
Other operating income                                     2,328        2,163        2,222        2,039       1,919
Operating expenses                                        12,690        9,870       12,642        9,496       8,732
-------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                         (1,280)         706      (16,585)      (4,105)      7,366
Income taxes (benefit)                                      (865)        (680)      (5,554)      (2,186)      1,421
-------------------------------------------------------------------------------------------------------------------
Net income (loss)                                      ($    415)   $   1,386    ($ 11,031)   ($  1,919)   $  5,945
-------------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per common share (1)             ($   0.04)   $    0.16    ($   2.11)   ($   0.37)   $   1.13
-------------------------------------------------------------------------------------------------------------------
Cash dividend declared per share (1)                          --           --    $   0.120    $   0.385    $  0.306
-------------------------------------------------------------------------------------------------------------------
Book value per common share (1)                        $    2.33    $    2.31    $    1.83    $    4.86    $   6.05
-------------------------------------------------------------------------------------------------------------------
Total loans                                            $ 115,674    $ 129,876    $ 166,979    $ 208,186    $224,900
Total assets                                             288,856      281,788      315,767      438,283     388,713
Total deposits                                           238,486      231,686      255,432      304,351     263,908
Long term borrowings                                      20,000       20,000       20,000       91,401      69,635
Total shareholders' equity                                25,846       25,602       11,231       25,364      31,899
-------------------------------------------------------------------------------------------------------------------

(1)  Restated for stock dividends paid during 1997 and 1998.

ITEM 7-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The data presented in this discussion should be read in conjunction with the audited consolidated financial statements beginning on page F-1.

FORWARD-LOOKING STATEMENTS

      In addition to historic information, this report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements other than statements of historical fact, including statements regarding the Company's expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as "may," "will," "expects," "should," "believes," "plans," "anticipates," "estimates," "predicts," "potential," "continue," or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward looking statements. Readers should not place undue reliance on forward-looking statements, which reflect management's opinion only as of the date on which they were made. Except as required by law, the Company disclaims any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur. Readers should also carefully review any risk factors described in Company reports filed with the Securities and Exchange Commission.

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

      . The Company has entered into consent agreements with the Federal Reserve Bank of Cleveland and the Office of the Comptroller of the Currency, described more fully below, that require it to take various actions and meet various requirements. If the Company fails to satisfy all of these requirements, the Comptroller of the Currency and Federal Reserve Bank could potentially assume complete or significantly greater control of the Company's operations.

      . The Company has recognized substantial loan losses in recent years, principally related to loans made under the direction of prior management. While the Company has created what it believes are appropriate loan loss reserves, the Company could incur significant additional loan losses in future periods, particularly if general economic conditions or conditions in particular industries in which its loans are concentrated deteriorate.

      . The Company is subject to increasingly vigorous and intense competition from other banking institutions and from various financial institutions and other nonbank or non-regulated companies or firms that engage in similar activities. Many of these institutions have significantly greater resources than the Company.

      . The Company is currently engaged in certain lawsuits. In addition to making significant expenditures for legal fees, adverse judgments in one or more of these lawsuits could have a materially adverse impact on the Company's financial condition.

RESULTS OF OPERATIONS

Summary

      For the year ended 2001, Belmont Bancorp. incurred a net loss of $415,000, or a loss of $0.04 per common share compared to net income of $1,386,000, or $.16 per common share, for the year ended 2000. For 1999, the Company reported a loss of $11,031,000, or a loss of $2.11 per share.

      Throughout 2001, the Company continued its restructuring efforts and successfully reduced nonperforming assets. By the end of 2001, nonperforming assets had declined to $2.8 million, down significantly from $9.3 million at December 31, 2000 and $14.3 million at December 31, 1999. The Company will continue to focus its efforts to achieve further reductions to nonperforming assets during 2002.

      The year 2001 concluded with a comprehensive legal settlement wherein the Company extricated itself from five lawsuits, including a costly shareholder derivative action. This will enable the Company to focus resources on its core business--community banking. The settlement is more fully described under Item 3
- Legal Proceedings. The Company faced unusually high operating expenses during each of the last three years. In particular, large legal expenses, consulting fees, deposit insurance costs, and other insurance costs severely impacted profitability. Legal expenses exceeded $2.8 million for the year ended 2001, $1.1 million for the year ended 2000, and $1.6 million for the year ended 1999.

      As a result of the settlement agreement, in February 2002 the Company received a pre-tax payment from its former independent audit firm in the amount of $2.2 million after payment of the plaintiff's attorneys' fees and costs. In March 2002, the Company received a pre-tax payment of $1.7 million representing its portion of the settlement proceeds from the claims against the Outside Directors in the derivative action. In addition, the Company expects to receive pre-tax settlement proceeds of $2.4 million, net of plaintiff's attorneys' fees and costs and other legal costs negotiated under the terms of the settlement, from its former insurance carrier. Other settlement costs are expected to be paid from these proceeds. These items will be reflected in the financial statements for 2002.

      Each case, concluded as a result of the comprehensive settlement, was either directly or indirectly related to losses incurred by the Company during 1998 and 1999, for commercial loans to Schwartz Homes, Inc., formerly the Bank's largest commercial borrower, and an interim lending program offered by the Bank to customers of Schwartz Homes Inc. Schwartz Homes, Inc. filed bankruptcy during 1999 and was subsequently liquidated. The performance of the Company during 1999 was severely impacted by loan losses and additional overhead costs associated with interim management, legal services, and collection efforts. Loan charge-offs during 1999 totaled $11,650,000 and the loan loss provision was $15,877,000. Interim management was retained during the last half of 1999 following the resignations of the Bank's chief operating and lending officer and the chief executive officer.

      During the year 2000, the Bank received settlement proceeds of $3.2 million from the Schwartz Homes, Inc. bankruptcy settlement. From the settlement proceeds, the Bank applied $1.2 million to eliminate the remaining credit exposure for the Schwartz related consumer loans, $1.8 million was recorded as a recovery in the allowance for loan losses, and the remainder was recorded as a recovery of legal expenses.

      The Company continues to operate under an agreement entered into during August 1999 with the Federal Reserve Bank of Cleveland, the federal regulatory agency for the Company. The Bank also continues to operate under a consent order entered into during August 1999 with the Office of the Comptroller of the Currency, its primary regulator. The consent order mandates that the Bank maintain a 6% Tier 1 leverage ratio. The agreements also prohibit the Company and the Bank from paying dividends without obtaining prior regulatory approval. These agreements are more fully described in Note 20 of the Notes to the Consolidated Financial Statements in the Company's financial statements beginning on page F-1 (Item 8).

      The following table depicts the Company's performance for the past three years.

($000s) except per share data                    2001         2000         1999
--------------------------------------------------------------------------------
Income (loss) before income taxes             ($1,280)        $706     ($16,585)
Net income (loss)                               ($415)      $1,386     ($11,031)

Basic earnings (loss) per common share         ($0.04)       $0.16       ($2.11)

Return on average assets                       -0.15%          .49%      -2.79%
Return on average total equity                 -1.57%          .77%     -56.92%

Net Interest Income

      Net interest income is the difference between interest income on earning assets such as loans and securities, and interest expense paid on liabilities such as deposits and borrowings. This is the Company's largest revenue source. Net interest income is affected by the general level of interest rates, changes in interest rates and by changes in the amount and composition of interest-earning assets and interest-bearing liabilities. The relative performance of the lending and deposit-raising functions is frequently measured by two statistics--net interest margin and net interest rate spread. The net interest margin is determined by dividing fully-taxable equivalent net interest income by average interest-earning assets. The net interest rate spread is the difference between the average fully-taxable equivalent yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. The net interest margin is generally greater than the net interest rate spread due to the additional income earned on those assets funded by non-interest-bearing liabilities, or free funding, such as demand deposits and shareholders' equity.

      The Consolidated Average Balance Sheets and Analysis of Net Interest Income compare interest revenue and interest-earning assets outstanding with interest cost and liabilities outstanding for the years ended December 31, 2001, 2000, and 1999, and compute net interest income, net interest margin and net interest rate spread for each period. All three of these measures are reported on a taxable equivalent basis. Loan fees included in interest income were $521,000, $190,000 and $343,000 for 2001, 2000 and 1999, respectively.
Nonaccrual loans and loans held for sale have been included in the average loan balances. Average outstanding securities balances are based upon amortized cost excluding any unrealized gains or losses on securities available for sale.

Consolidated Average Balance Sheets and Analysis of Net Interest Income For the Years Ended December 31 (Taxable Equivalent Basis) ($000's)

                               ----------------------------------------------------------------------------------------------------
                                             2001                            2000                            1999
                               ----------------------------------------------------------------------------------------------------
                                 Average                  Average   Average               Average   Average                Average
                                   Out-       Revenue/    Yield/     Out-     Revenue/    Yield/      Out-    Revenue/     Yield/
                                 Standing       Cost       Rate    standing     Cost       Rate     standing    Cost        Rate
                               ----------------------------------------------------------------------------------------------------
Assets
Interest-earning assets:
  Loans                           $121,238    $10,639      8.78%   $143,012    $12,240      8.56%   $193,295    $16,641      8.61%
  Securities:
    Taxable                         82,332      5,068      6.16%     66,038      4,479      6.78%    125,314      7,017      5.60%
    Exempt from income tax          39,199      2,705      6.90%     44,581      3,090      6.93%     41,276      2,893      7.01%
  Trading account assets                --         --         na         --         --         na      1,786         86      4.82%
  Federal funds sold                17,940        634      3.53%      6,122        391      6.39%      5,277        269      5.10%
-----------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets      260,709     19,046      7.31%    259,753     20,200      7.78%    366,948     26,906      7.33%
-----------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks              9,255                            9,483                           11,377
Other assets                        23,161                           26,255                           28,590
Market value depreciation
  of securities available
  for sale                         (1,680)                          (7,382)                          (4,486)
Allowance for loan loss            (6,686)                          (8,046)                          (7,204)
-----------------------------------------------------------------------------------------------------------------------------------
Total Assets                       284,759                          280,063                          395,225
===================================================================================================================================
Liabilities
Interest-bearing liabilities:
  Interest checking                 25,137        498      1.98%     24,464        623      2.55%     40,649      1,245      3.06%
  Savings                           69,837      1,851      2.65%     68,652      2,231      3.25%     82,919      2,653      3.20%
  Other time deposits              113,902      6,424      5.64%    112,605      6,311      5.60%    133,419      6,996      5.24%
  Other borrowings                  21,266      1,037      4.88%     29,682      1,537      5.18%     87,498      4,715      5.39%
-----------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing
   liabilities                     230,142      9,810      4.26%    235,403     10,702      4.55%    344,485     15,609      4.53%
-----------------------------------------------------------------------------------------------------------------------------------
Demand deposits                     25,457                           24,749                           28,865
Other liabilities                    2,753                            2,084                            2,496
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                  258,352                          262,236                          375,846
-----------------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity                26,407                           17,827                           19,379
-----------------------------------------------------------------------------------------------------------------------------------
   Liabilities & Stockholders'
     Equity                        284,759                          280,063                          395,225
===================================================================================================================================
Net interest income
margin on a taxable
equivalent basis                                 9,236     3.54%                 9,498      3.66%                   11,297   3.08%
===================================================================================================================================
Net interest rate spread                                   3.05%                            3.23%                            2.80%
===================================================================================================================================
Interest-bearing liabilities
-----------------------------------------------------------------------------------------------------------------------------------
  to interest-earning assets                              88.28%                           90.63%                           93.88%
-----------------------------------------------------------------------------------------------------------------------------------

Fully taxable equivalent basis computed at effective federal tax rate of 34%.

         The following table shows changes in taxable-equivalent interest income, interest expense, and net interest income due to volume and rate variances for major categories of earning assets and interest-bearing liabilities. The change in interest not solely due to changes in volume or rates has been consistently allocated in proportion to the absolute dollar amount of the change in each and is reflected as the mix.

Analysis of Net Interest Income Changes
 (Taxable Equivalent Basis) ($000's)

                                                    2001 Compared to 2000                        2000 Compared to 1999
                                             ---------------------------------------     -----------------------------------------
                                              Volume     Yield      Mix       Total       Volume       Yield       Mix      Total
------------------------------------------------------------------------------------     -----------------------------------------
Increase (decrease) in interest income:
  Loans                                      ($1,864)     $310      ($47)    ($1,601)    ($4,329)       ($97)      $25     ($4,401)
  Securities:
    Taxable                                    1,105      (414)     (102)        589      (3,319)      1,482      (701)     (2,538)
    Exempt from income tax                      (373)      (14)        2        (385)        232         (32)       (3)        197
  Trading account assets                           0         0         0           0         (86)        (86)       86         (86)
  Federal funds sold                             755      (175)     (337)        243          43          68        11         122
------------------------------------------------------------------------------------     -----------------------------------------
Total interest income change                    (377)     (293)     (484)     (1,154)     (7,459)      1,335      (582)     (6,706)
------------------------------------------------------------------------------------     -----------------------------------------
Increase (decrease) in interest expense:
  Interest checking                               17      (138)       (5)       (126)       (496)       (210)       84        (622)
  Savings                                         39      (411)       (7)       (379)       (456)         42        (8)       (422)
  Other time deposits                             73        40         0         113      (1,091)        482       (76)       (685)
  Other borrowings                              (436)      (90)       26        (500)     (3,116)       (184)      122      (3,178)
------------------------------------------------------------------------------------     -----------------------------------------
Total interest expense change                   (307)     (599)       14        (892)     (5,159)        130       122      (4,907)
------------------------------------------------------------------------------------     -----------------------------------------
Increase (decrease) in net interest
 Income on a taxable equivalent basis           ($70)     $306     ($498)      ($262)    ($2,300)     $1,205     ($704)    ($1,799)
========================================================================                 =========================================
(Increase) decrease in taxable equivalent
  adjustment                                                                     148                                           (27)
------------------------------------------------------------------------------------     -----------------------------------------
Net interest income change                                                     ($114)                                      ($1,826)
------------------------------------------------------------------------------------     -----------------------------------------

      The Company's taxable equivalent net interest income declined 2.8% to $9,236,000 in 2001 from $9,498,000 in 2000. Total interest-earning assets increased modestly to $260.7 million in 2001 from $259.8 million in 2000. The decline in net interest income was largely due to the change in the composition of earning assets with average loan balances, earning an average yield of 8.78%, falling from $143.0 million in 2000 to $121.2 million in 2001. The volume of taxable securities, earning an average yield of 6.16%, and federal funds sold, yielding an average of 3.53%, expanded to absorb the declining loan volume. The decline in loan balances was principally due to a decrease in the amount of nonaccrual loans, the decision by management not to retain a large volume of long-term, fixed rate mortgage loans originated during a period of low interest rates, and competitive pressures. Declining interest rates throughout 2001 also contributed to lower yields on earning assets and lower cost of funds. The yield on earning assets was 7.31% for 2001, down from 7.78% for 2000. The yield on loans increased slightly despite the lower overall interest rate environment because the Company substantially reduced the volume of non-performing loans throughout 2001 compared to 2000. The cost of funds declined to 4.26% for 2001, down from 4.55% for 2000. The taxable equivalent interest rate margin fell to 3.54% in 2001 from 3.66% in 2000, and the net interest rate spread declined to 3.04% in 2001 from 3.23% in 2000.

      The Company's net interest income declined 15.9% to $9,498,000 in 2000 from $11,297,000 in 1999. The Company's average interest-earning assets declined $107.2 million in 2000 to $259.8 million from $366.9 million in 1999, down 29.2%. Most of the downsizing of the Company occurred during the fourth quarter of 1999 and the first half of 2000 as the Company reduced its asset size as part of its strategy to achieve a 6% Tier 1 leverage ratio.

      The yield on interest earning assets increased to 7.78% in 2000 from 7.33% in 1999 due to an increase in yield on taxable securities. The cost of interest bearing liabilities was nearly unchanged from 1999 to 2000. The taxable equivalent net interest margin increased to 3.66% in 2000 from 3.08% in 1999, and the net interest rate spread improved to 3.23% in 2000 from 2.80% in 1999.

Other Operating Income

      Other operating income excluding securities transactions increased 9.7% and totaled $2,609,000 in 2001, compared to $2,379,000 in 2000 and $2,553,000 in
1999. The table below shows the dollar amounts and growth rates of the components of other operating income:

(Expressed in thousands)                          2001       Change          2000       Change         1999
------------------------------------------------------------------------------------------------------------
Trust income                                      $593        41.5%          $419       -13.4%         $484
Service charges on deposits                        918         8.3%           848        -7.9%          921
Interest on federal tax refund                      --      -100.0%           256          N/A            -
Earnings on bank-owned life insurance              224        -3.0%           231        -1.7%          235
Gain (loss) on sale of loans and
   loans held for sale                             281       802.5%          (40)      -111.7%          341
Trading losses                                      --          N/A            --       100.0%         (10)
Other income (individually less than
   1% of total income)                             593       -10.8%           665        14.3%          582
                                                ------------------------------------------------------------
   Subtotal                                      2,609         9.7%         2,379        -6.8%        2,553
Securities gains (losses)                        (120)     -3100.0%             4       100.5%        (880)
                                                ------------------------------------------------------------
   Total                                        $2,489         4.4%        $2,383        42.4%       $1,673
                                                ============================================================

      Trust income increased to $593,000 in 2001, up 41.5% from $419,000 in 2000. The increase was primarily due to an increase in the service charge schedule for trust accounts effective beginning with the quarterly fees accrued on June 30, 2001, and a one time executor fee in the amount of $25,000. The decline in trust income to $419,000 in 2000 from $484,000 in 1999 was due to a loss of business.

      Service charges on deposits increased 8.3% to $918,000 in 2001 compared to $848,000 in 2000. This was principally due to an increase in overdraft charges and an increase in activity service charges on commercial demand deposit accounts resulting from higher usage of bank services and a lower earnings credit rate. The decline in service charge income in 2000 to $848,000 from $921,000 in 1999 was primarily the result of a reduction in the number of deposit accounts.

      During 2000, the Company recorded $256,000 in interest earned on federal tax refunds for taxes paid in previous years for net operating losses carried back to those years.

      Capitalized mortgage servicing rights included in gains on sales of loans and loans held for sale totaled $242,000 and $330,000 for 2001 and 1999, respectively. No additional mortgage servicing rights were capitalized during 2000. Mortgage loans originated and sold in the secondary market totaled $31.3 million during 2001. The total outstanding balance of mortgage loans sold without recourse and with servicing rights retained increased to $57.5 million at December 31, 2001 from $38.0 million at December 31, 2000 and $38.6 million at December 31, 1999.

      Securities losses recorded in 2001 included a writedown in book value of a financial institution stock owned by the Company. The Company's basis in the stock, Progress Financial Corporation ("Progress"), was written down to Progress' book value as reported for June 30, 2001 of $8.92 per share resulting in the recognition of a loss of $113,000. During July 2001, the Board of Directors of Progress approved a resolution with its regulators to reduce lending to early stage technology companies, increase its capital ratios and its valuation allowance, and implement improved credit review programs. Progress also ceased cash dividend payments. Belmont's management evaluated its holding in Progress and concluded that a writedown in value was warranted.

      Securities losses recorded during 1999 were part of a plan to reduce the asset size of the Bank. In October 1999, the Bank sold approximately $38 million in investment securities for a loss of $788,000 and used approximately $33 million of the proceeds to repay borrowings from the Federal Home Loan Bank of Cincinnati. Prepayment penalties associated with the repayment of borrowings totaled $342,000 and are included in operating expenses.

Operating Expenses

      The table below details the dollar amounts of and percentage changes in various categories of expense for the three years ended 2001, 2000, and 1999:

(Expressed in thousands)                             2001     % change       2000     % change       1999
----------------------------------------------------------------------------------------------------------
Taxes other than payroll and real estate             $226       841.7%        $24       -90.6%       $254
Supplies and printing                                 200        21.2%        165       -29.2%        233
Insurance, including federal deposit insurance        590       -23.8%        774       358.0%        169
Amortization of intangibles                           147      1370.0%         10       -97.7%        439
Consulting expense                                    232        66.9%        139       -90.4%      1,442
Examinations and audits                               446        24.2%        359        -6.8%        385
Prepayment penalties on Federal Home Loan
   Bank advances                                        -          N/A          -      -100.0%        342
Legal settlements                                     139      1058.3%         12       -95.9%        295
Advertising                                           220        57.1%        140        52.2%         92
Other (individually less than 1% of total income)   1,282        -3.2%      1,324       -22.3%      1,705
                                                   ------                  ------                  ------
   Total                                           $3,482        18.2%     $2,947       -45.0%     $5,356
                                                   ======                  ======                  ======

      Taxes (other than payroll and real estate taxes) were $226,000 in 2001, up from $24,000 in 2000. The Bank is subject to state corporate franchise tax based on its capital base which increased as a result of the sale of the Company's common stock during 2000.

      The Bank's FDIC deposit insurance and other insurance costs declined to $590,000 in 2001 compared to $774,000 in 2000 due to the improvement in the Bank's capital ratios during 2000 which reduced the deposit insurance cost beginning in January 2001. Insurance costs in 2000 were significantly impacted by the Bank's risk profile as determined by its regulators due to loan losses incurred during 1999 as well as other factors. The cost of fidelity bond insurance and directors' and officers' liability insurance also increased significantly from 1999 to 2000.

      Amortization of intangible assets during 2001 and 2000 was related to mortgage servicing rights. No amortization expense related to mortgage servicing rights was recorded in 1999. The estimated value of mortgage servicing rights at the end of 2001 was $414,000 for a mortgage servicing porfolio of $57.5 million in outstanding loans. In 1999, the balance of core deposit intangible assets associated with branches acquired in the early 1990's were written off. The write-off resulted in the recognition of an additional $300,000 in amortization expense for the year. These intangible assets were primarily associated with the deposits acquired in the New Philadelphia market. During 1999, negative publicity surrounding the Schwartz loan relationships with the Bank resulted in a substantial decline in deposits in this market. As a result, management reevaluated the remaining core deposit intangible assets associated with this area and determined that the remaining balance should be written off. All of the amortization expense recorded during 1999 was related to core deposit intangibles.

      Consulting expenses in 2001 were $232,000 compared to $139,000 in 2000 and $1,442,000 in 1999. Consulting expense related to litigation in 2001 totaled $131,000. During 1999, the cost of interim management services included in consulting expense totaled $1,180,000, and consulting expense related to accounting and other services associated with the Schwartz Homes, Inc. loan collection totaled $194,000.

      Examination and audit expense increased to $446,000 in 2001 compared to $359,000 in 2000 and $385,000 in 1999. The increase from 2000 to 2001 was principally due to higher costs assessed by the Bank's regulators for its examinations and for audit costs associated with the Bank's trust department.

      Prepayment penalties associated with the repayment of borrowings at the Federal Home Loan Bank totaled $342,000 during 1999. These costs were incurred as part of the plan to reduce the asset size of the Company thereby improving the Bank's capital ratios. No repayment penalties were incurred during 2001 or 2000.

      Other expenses incurred in 2001 and 2000 were significantly less than in 1999, principally due to expenses associated with travel and lodging costs for interim management retained during the last half of 1999.

FINANCIAL CONDITION

Securities

      The Company uses securities to generate interest and dividend revenue, to manage interest rate risk and to provide liquidity to meet operating cash needs. The securities portfolio yield at December 31, 2001 was 5.87%. Net unrealized losses in the securities portfolio at December 31, 2001 totaled $2,088,000, compared to net unrealized losses of $2,947,000 at December 31, 2000. The decline in unrealized losses was the result of a lower interest rate environment at December 31, 2001 compared to December 31, 2000. Bond prices rise as interest rates decline. Management believes the current declines in fair value are temporary.

      The maturities and yields of securities available for sale (excluding equity securities) at December 31, 2001 are detailed in the following table. The yields are expressed on a taxable equivalent basis. Maturities of mortgage-backed securities and agency loan pools are based on estimated average life.

                            Maturity            1-5 Year            6-10 Year           Over 10 Year
(Expressed in           Less Than 1 year        Maturity            Maturity              Maturity               Total
thousands)              Amount     Yield    Amount     Yield    Amount     Yield      Amount     Yield     Amount     Yield
-------------------------------------------------------------------------------------------------------------------------------
U. S. Treasury             $   --       --       $104    4.22%    $    --        --     $    --        --       $104     4.22%
 securities
U.S. Government
 agencies
 and corporations (a)          --       --     10,895    3.36%      2,731     4.02%          --        --     13,626     3.49%
States and political
   subdivisions (b)           521    3.99%      7,270    4.97%        380    10.68%      28,656     7.24%     36,827     6.78%
Corporate debt              1,997    2.76%      8,322    4.86%         --        --       2,532     7.97%     12,851     5.15%
Agency mortgage-backed
   securities (a)           1,704    2.94%     28,306    5.85%      7,249     6.61%       2,014     8.22%     39,273     5.99%
Collateralized
  mortgage
   obligations              4,843    5.32%      7,215    6.78%         --        --       6,712     6.46%     18,770     6.29%
-------------------------------------------------------------------------------------------------------------------------------
   Total fair value        $9,065    4.23%    $62,112    5.28%    $10,360     6.05%     $39,914     7.11%   $121,451     5.87%
===============================================================================================================================
   Amortized cost          $8,988             $61,757             $10,287               $42,599             $123,631
===============================================================================================================================

(a) Maturities of mortgage-backed securities and agency loan pools are based on estimated average life.

(b)   Taxable equivalent yields.

      The Company elected to transfer the balance of securities previously classified as Held to Maturity to the Available for Sale portfolio effective April 1, 1999 in accordance with Statement of Financial Accounting Standard
(SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. This was provides for greater flexibility in the management of the securities portfolio. The effect the adoption of SFAS No. 133 was to increase other comprehensive income by $244,000 for the year ended December 31, 1999.

      Privately issued collateralized mortgage obligations included in the table above have a book value of $6,059,000 and an estimated fair value of $6,165,000. Credit risk is evaluated based upon independent rating agencies and on the underlying collateral of the obligation.

      At December 31, 2001, the Company owned various investments of a single issuer, the book value of which exceeded 10% of total shareholders' equity, or $2,585,000. These concentrations occurred primarily as a result of the decline in the Company's shareholders' equity subsequent to purchase. The following table details the issuer, book value and market value of these investments.

(Expressed in thousands)

                                                         Amortized    Estimated
Issuer                                                     Cost       Fair Value
--------------------------------------------------------------------------------
Privately Issued Collateralized Mortgage Obligations:
Norwest Asset Securities Corporation                       $2,978       $3,038

Revenue Bonds:
Suburban Lancaster PA Sewer Authority                       2,838        2,573

Equity Securities:

Federal Home Loan Bank stock                                3,299        3,299
                                                           -------------------
     Total                                                 $9,115       $8,910
                                                           ===================

Loans

      The following table shows the history of commercial and consumer loans by major category at December 31:

(Expressed in thousands)           2001       2000       1999       1998       1997
-------------------------------------------------------------------------------------
Commercial loans:
Real estate construction         $  3,318   $ 12,856   $  9,732   $    135   $  1,418
Real estate mortgage               35,892     22,738     17,478     14,719     19,983
Commercial, financial
     and agricultural              34,085     48,789     81,842    119,730    109,618
                                 ----------------------------------------------------
     Total commercial loans      $ 73,295   $ 84,383   $109,052   $134,584   $131,019
                                 ----------------------------------------------------

Consumer loans:
Residential mortgage             $ 38,701   $ 40,794   $ 45,944   $ 56,364   $ 77,111
Installment loans                   2,870      3,832      9,315     14,483     14,435
Credit card and other consumer        808        867        823      1,021      1,451
                                 ----------------------------------------------------
     Total consumer loans        $ 42,379   $ 45,493   $ 56,082   $ 71,868   $ 92,997
                                 ----------------------------------------------------
Total loans                      $115,674   $129,876   $165,134   $206,452   $224,016
                                 ====================================================

      An analysis of maturity and interest rate sensitivity of business loans at the end of 2001 follows:

                                              Under    1 to 5   Over 5
(Expressed in thousands)                     1 year    Years    Years     Total
--------------------------------------------------------------------------------
Domestic loans:
Real estate construction                    $ 2,907   $    70   $  341   $ 3,318
Real estate mortgage                         18,855     9,233    5,976    34,064
Commercial, financial
     and agricultural                        20,025     9,926    3,232    33,183
Direct financing leases                          --       249       --       249
                                            ------------------------------------
     Total business loans (a)               $41,787   $19,478   $9,549   $70,814
                                            ====================================


                                              Under    1 to 5   Over 5
(Expressed in thousands)                     1 year    Years    Years     Total
--------------------------------------------------------------------------------
Rate sensitivity:
Predetermined rate                          $ 1,542   $ 6,491   $8,763   $16,796
Floating or adjustable rate                  40,245    12,987      786    54,018

                                            ------------------------------------
Total domestic business loans (a)           $41,787   $19,478   $9,549   $70,814
                                            ====================================
Foreign loans                                    --        --       --        --
                                            ====================================

(a) does not include nonaccrual loans

Provision and Allowance for Loan Losses

      The Company, as part of its philosophy of risk management, has established various credit policies and procedures intended to minimize the Company's exposure to undue credit risk. Credit evaluations of borrowers are performed to ensure that loans are granted on a sound basis. In addition, care is taken to minimize risk by diversifying among industries. The Bank has certain concentrations of credit, which are more fully described in Note 15 of the Company's financial statements beginning on page F-1. Management regularly monitors credit risk through the periodic review of individual credits to ensure compliance with policies and procedures. Adequate collateralization, contractual guarantees, and compensating balances are also utilized by Management to mitigate risk.

      Management determines the appropriate level of the allowance for loan losses by regularly evaluating the quality of the loan portfolio. The allowance is allocated to specific loans that exhibit above average credit loss potential based upon their payment history and the borrowers' financial conditions. The adequacy of the allowance for loan losses is evaluated based on an assessment of the probable losses incurred in the loan portfolio. The total allowance is available to absorb losses from any segment of the portfolio. Management maintains a watch list of substandard loans for monthly review. Although these loans may not be delinquent and may be adequately secured, management believes that due to location, size, or past payment history, it is necessary to monitor these loans monthly.

      The allowance for loan losses totaled $5,310,000, or 4.6% of total loans at December 31, 2001. At the end of the previous year, the allowance for loan losses was $7,667,000, or 5.9% of total loans. A negative provision for loan losses in the amount of $600,000 was recorded during the fourth quarter of 2001 to reduce the level of the allowance for loan losses based on improvements to the performance of the loan portfolio and a reduction in the amount of specific reserves required from the previous quarter end. The provision for loan losses recorded during 2000 was $242,000.

      During the second quarter of 2001, the Company charged-off approximately $2 million in loans that, during previous reporting periods, had specific reserves through an allocation of the allowance for loan loss.

      As previously disclosed, the Bank has taken charge-offs beginning with the fourth quarter of 1998 due principally to its relationship with Schwartz Homes, Inc., a defunct retailer of mobile homes formerly based in New Philadelphia, Ohio and retail customers of Schwartz Homes. The Bank made loans to Schwartz Home's retail customers under recourse agreements with Schwartz Homes. Under these recourse agreements, Schwartz Homes agreed to repay any loans not repaid by retail customers. Schwartz Homes apparently used the funds advanced by the Bank to fund its own operations or for other improper purposes. In many instances, Schwartz Homes failed to perform on the retail sales contracts it entered into with its customers even though the Bank had provided the funds to Schwartz Homes for this purpose. In addition, Schwartz Homes often failed to repay the floor-plan lenders on homes purchased, which further impacted the Bank's collateral position with respect to the homes. In April 1999, Schwartz Homes unexpectedly ceased operations, and in June 1999 other creditors of Schwartz Homes placed it in involuntary bankruptcy.

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

Of the $2.3 million in net charge-offs for the year ended December 31, 2000, $1.5 were related to the Schwartz Homes loan relationship. There were no remaining loans outstanding related to Schwartz Homes or its customers at December 31, 2000.

      Of the $11.6 million in net charge-offs for the year ended December 31, 1999, $7.5 million were related to Schwartz Homes loans. Of this $7.5 million amount, $3.4 million in net charge-offs were related to the indirect consumer loans to Schwartz Homes customers, and $4.1 million in net charge-offs were related to commercial loans made directly to Schwartz Homes.

      Of the $11.5 million in net charge-offs for the year ended December 31, 1998, $11.2 million were related to the Schwartz Homes consumer loans.

      Management's allocation of the allowance for loan losses based on estimates of incurred loan losses is set forth in the table below:

Allocation of the Allowance for Loan Losses
(Expressed in thousands)                           2001        2000        1999        1998        1997
-------------------------------------------------------------------------------------------------------
Domestic:
Commercial, financial and agricultural         $  1,682    $  4,096    $  4,692    $  2,254    $  2,564
Commercial real estate                            2,443       2,207       1,154         507         313
Residential mortgage                                314         301         371         295         358
Consumer                                             90          94       3,485       2,329         370
Foreign                                              --          --          --          --          --
Unallocated                                         781         969          --          90         529
                                               --------------------------------------------------------
   Total                                       $  5,310    $  7,667    $  9,702    $  5,475    $  4,134
                                               ========================================================

Loans outstanding as a percentage of each loan category are depicted in the following table:

                                                   2001        2000        1999        1998        1997
                                               --------------------------------------------------------
Commercial, financial and agricultural             27.1%       35.3%       58.6%       56.5%       47.6%
Real estate-construction                            2.9%        9.9%        0.1%        0.1%        0.6%
Real estate-mortgage                               33.4%       31.4%       27.8%       27.3%       34.4%
Commercial real estate                             31.0%       17.5%        5.5%        7.1%        8.9%
Installment loans to individuals                    3.2%        3.6%        6.1%        7.5%        7.1%
Obligations of political subdivisions in the
U.S.                                                2.4%        2.3%        1.9%        1.5%        1.4%
Lease financing                                     0.0%        0.0%        0.0%        0.0%        0.0%
                                               --------------------------------------------------------
   Total                                          100.0%      100.0%      100.0%      100.0%      100.0%
                                               ========================================================

The following tables set forth the five-year historical and statistical information on the allowance for loan losses:

(Expressed in thousands)                           2001         2000        1999        1998        1997
--------------------------------------------------------------------------------------------------------
Balance as of January 1                       $   7,667     $  9,702    $  5,475    $  4,134    $  3,153
Provision for loan losses                          (600)         242      15,877      12,882       1,055
Adjustment incident to acquisition                   --           --          --          --          --
Loans charged off:
  Real estate                                       218          119         151         133          24
  Commercial                                      2,135          812       8,435         178          23
  Consumer                                           21        3,369       3,831      11,245          43
  Direct financing leases                            --           --          --          --          --
                                              ----------------------------------------------------------
Total loans charged-off                           2,374        4,300      12,417      11,556          90

Recoveries of loans previously charged-off:
  Real estate                                        --            6         282          11           2
  Commercial                                        262          136          73           1           1
  Consumer                                          355        1,881         412           3          13
  Direct financing leases                            --           --          --          --          --
                                              ----------------------------------------------------------
Total recoveries                                    617        2,023         767          15          16
                                              ----------------------------------------------------------
Net charge-offs (recoveries)                      1,757        2,277      11,650      11,541          74
                                              ----------------------------------------------------------
Balance at December 31                        $   5,310     $  7,667    $  9,702    $  5,475    $  4,134
                                              ==========================================================

(Expressed in thousands)                           2001         2000        1999        1998        1997
--------------------------------------------------------------------------------------------------------
Loans outstanding
   at December 31                             $ 115,674     $129,876    $165,134    $206,452    $224,016
Allowance as a percent of loans
   and leases outstanding                          4.59%        5.90%       5.88%       2.65%       1.85%
Average loans and leases                      $ 121,238     $143,012    $193,295    $222,961    $208,265
Net charge-offs as a percent of
   average loans and leases                        1.45%        1.59%       6.03%       5.18%       0.04%

The following schedule depicts the five-year history of non-performing assets.

(Expressed in thousands)                           2001         2000        1999        1998        1997
--------------------------------------------------------------------------------------------------------
Nonaccrual loans and leases                   $   2,558     $  8,518    $ 13,769    $  8,569    $  1,515
Loans 90 days or more past due
   but accruing interest                            187            2         541           4          44
Other real estate owned                             104          766          --          --          20
                                              ----------------------------------------------------------
   Total                                      $   2,849     $  9,286    $ 14,310    $  8,573    $  1,579
                                              ==========================================================

      In addition to the above schedule of non-performing assets, Management prepares a watch list consisting of loans which management has determined require closer monitoring to further protect the Company against loss. The balance of loans classified by management as substandard due to delinquency and a change in financial position and not included in non-performing assets was $15,684,000 and $14,687,000 at the December 31, 2001 and 2000, respectively.
Loans classified as doubtful and not included in non-performing assets totaled $224,000 at December 31, 2000.

Deposits

Deposits

      Primarily, core deposits are used to fund interest-earning assets. The accompanying tables show the relative composition of the Company's average deposits and the change in average deposit sources during the last three years:

(Expressed in thousands)

Average Deposits                              2001          2000          1999
--------------------------------------------------------------------------------
Demand                                   $  25,457     $  24,749     $  28,865
Interest bearing checking                   25,137        24,464        40,649
Savings                                     69,837        68,652        82,919
Other time                                  97,562        95,608       106,599
Certificates-$100,000 and over              16,340        16,997        26,820
                                         -------------------------------------
   Total average deposits                $ 234,333     $ 230,470     $ 285,852
                                         =====================================

Distribution of Average Deposits              2001          2000          1999
--------------------------------------------------------------------------------
Demand                                        10.9%         10.7%         10.1%
Interest bearing checking                     10.7%         10.6%         14.2%
Savings                                       29.8%         29.8%         29.0%
Other time                                    41.6%         41.5%         37.3%
Certificates-$100,000 and over                 7.0%          7.4%          9.4%
                                         -------------------------------------
   Total                                     100.0%        100.0%        100.0%
                                         =====================================

Change in Average                           2000          1999          1998
Deposit sources                           to 2001       to 2000        to 1999
-------------------------------------------------------------------------------
Demand                                   $     708     ($  4,116)    ($  1,045)
Interest bearing checking                      673       (16,185)       (5,215)
Savings                                      1,185       (14,267)          723
Other time                                   1,954       (10,991)         (799)
Certificates-$100,000 and over                (657)       (9,823)         (267)
                                         -------------------------------------
   Total                                 $   3,863     ($ 55,382)    ($  6,603)
                                         =====================================

      The decline in average deposits during 1999 to 2000 is attributable to a number of factors. The negative publicity resulting from the Bank's loan losses had an adverse impact on bank deposits. In addition, the Bank actively reduced deposits to shrink its asset size thereby reducing the amount of capital required to meet the terms of its regulatory agreements. The Bank also sold $10 million in deposits during January of 1999.

      Deposit trends increased during the last half of 2000 and throughout 2001 after the Bank completed its recapitalization plan.

Borrowings

      Other sources of funds for the Company include short-term repurchase agreements and Federal Home Loan Bank borrowings.

Liquidity and Capital Resources

      Effective liquidity management involves ensuring that the cash flow requirements of depositors and borrowers, as well as the operating needs of the Company, are met. Funds are available through the operation of the Bank's branch banking network that gathers demand and retail time deposits. The Bank also acquires funds through repurchase agreements and overnight federal funds that provide additional sources of liquidity. Total deposits increased $6.8 million, or 2.9%, from the end of 2000 to 2001. Average deposits increased $3.9 million, or 1.7%, during 2001 compared to 2000. Average deposits decreased $55.4 million, or 19.4%, during 2000 compared to 1999. As discussed above, the decline in deposits during this period was the result of adverse publicity surrounding the Bank's financial condition, planned reductions in deposit levels to facilitate capital restoration and a branch sale. Deposit trends stabilized midyear during 2000 and increased subsequently. Liquidity may be impacted by the ability of the Company to generate future earnings.

      The Bank also has lines of credit with various correspondent banks totaling $4,100,000 that may be used as an alternative funding source; none of these lines were drawn upon at December 31, 2001. The Bank has an unused credit line with the Federal Home Loan Bank for $20 million. All borrowings at the Federal Home Loan Bank are subject to eligible collateral requirements.

      The main source of liquidity for the parent company has been dividends from the Bank. As discussed in Note 20 to the Company's consolidated financial statements, the Bank cannot pay dividends without prior regulatory approval. At December 31, 2001, the parent had cash and marketable securities with an estimated fair value of $1.6 million. The parent company does not have any debt to third parties. Management believes sufficient liquidity is currently available to meet estimated short-term and long-term funding needs for the Bank and the parent company.

      At December 31, 2001, shareholders' equity was $25.8 million compared to $25.6 million at December 31, 2000. The increase in capital occurred principally due to the improvement in the market value of securities classified as available for sale which exceeded the net loss of $415,000 reported by the Company.

      The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The guidelines also define and set minimum capital requirements (risk-based capital ratios). Bank holding companies are required to have core capital (Tier 1) of at least 4.0% of risk-weighted assets and total capital of 8.0% of risk-weighted assets. Tier 1 capital consists principally of shareholders' equity less goodwill, and may include a portion of deferred tax assets. However, presently none of the Company's deferred tax assets are included as Tier 1 capital. Total capital consists of Tier 1 capital, plus certain debt instruments and a portion of the allowance for loan losses.

      The following table shows several capital and liquidity ratios for the Company for the last two years:

December 31                                             2001            2000
-----------------------------------------------------------------------------
Average shareholders' equity to :
  Average assets                                         9.3%            6.4%
  Average deposits                                      11.3%            7.7%
  Average loans and leases                              21.8%           12.5%
Primary capital                                         10.8%           11.8%
Risk-based capital ratio:
   Tier 1                                               12.0%           12.7%
   Total                                                13.2%           13.9%
Tier 1 leverage ratio                                    7.1%            7.8%

The Bank's capital ratios are detailed in Note 20 of the Notes to the Consolidated Statements in the Company's financial statements beginning on page F-1.

      As previously described under Item 7, the Bank entered into an agreement with the Office of the Comptroller of the Currency to maintain a Tier 1 leverage ratio of at least 6.0%. As a result of its recapitalization efforts, the Bank was formally notified that it had achieved an adequately capitalized designation under Prompt Corrective Action regulations as of June 30, 2000 in a letter from the Office of the Comptroller of the Currency dated July 27, 2000. There are no conditions or events since that notification that management believes has changed the Bank's capital category.

      See also Notes 3 and 20 to the Company's consolidated financial statements.

Dividends

      The following table presents dividend payout ratios for the past three years:

                                                2001           2000        1999
                                                -------------------------------
Total dividends declared
   as a percentage of net income                  *           0.00%         *
Common dividends declared
   as a percentage of earnings common share       *           0.00%         *

      * not applicable because the Company reported losses for 2001 and 1999.

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

Recent Accounting Pronouncements

      Currently, there are no recent accounting pronouncements that, if adopted, would have a material effect on the Company's results of operations, financial position or liquidity.

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

      Based on the earnings simulation model at December 31, 2001, changes in net interest income were projected as follows given a parallel shift in the yield curve:

                                                 Change in           % Change
                                               Net Interest      in Net Interest
(Expressed in thousands)                           Income            Income
--------------------------------------------------------------------------------
Down 200 basis points                              ($963)            -10.9%
Down 100 basis points                               (545)            -6.2%

Up 100 basis points                                  327               3.7%
Up 200 basis points                                  295               3.3%

      Based on the earnings simulation model at December 31, 2000, changes in net interest income were projected as follows given a parallel shift in the yield curve:

                                                 Change in           % Change
                                               Net Interest      in Net Interest
(Expressed in thousands)                           Income            Income
--------------------------------------------------------------------------------
Down 200 basis points                              ($654)            -7.1%
Down 100 basis points                               (170)            -1.8%

Up 100 basis points                                  163               1.8%
Up 200 basis points                                  210               2.3%

      The net present value estimation ("NPV") measure is used for discerning levels of risk present in the balance sheet that might not be taken into account in the earnings simulation model due to the shorter time horizon used by that model. The NPV of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted value of liability cash flows. The NPV measure also assumes a static balance sheet, versus the growth assumptions that are incorporated into the earnings simulation measure and an unlimited time horizon instead of the one-year horizon applied in the earnings simulation. As with earnings simulation modeling, assumptions about the timing and variability of balance sheet cash flows are important to NPV analysis. The estimated decline in the present value of equity as a percentage of the total market value of equity at December 31, 2001 would be 15% given a 200 basis point increase in interest rates.

ITEM 8 - FINANCIAL STATEMENTS & SUPPLEMENTARY DATA

      The financial statements and schedules are set forth beginning on page
F-1.

Supplementary Data
($000's except per share data)

                                                             First       Second        Third       Fourth
                                                            Quarter      Quarter      Quarter      Quarter
===========================================================================================================
2001
-----------------------------------------------------------------------------------------------------------
Interest and dividend income                                $ 4,671      $ 4,762      $ 4,421      $ 4,277
Interest expense                                              2,656        2,588        2,446        2,120
                                                            ----------------------------------------------
Net interest income                                           2,015        2,174        1,975        2,157
Provision for loan losses                                        --           --           --         (600)
Securities gains (losses)                                        (2)           6         (121)          (3)
Gains on sale of loans held for sale                              6           20          127          128
Net overhead (1)                                              2,093        2,267        2,916        3,086
                                                            ----------------------------------------------
Loss before income taxes                                        (74)         (67)        (935)        (204)
Income tax expense (benefit)                                   (239)        (242)        (473)          89
                                                            ----------------------------------------------
Net income (loss)                                           $   165      $   175      ($  462)     ($  293)
                                                            ==============================================
Basic earnings per common share                             $  0.01      $  0.02      ($ 0.04)     ($ 0.03)
                                                            ==============================================

                                                             First       Second        Third       Fourth
                                                            Quarter      Quarter      Quarter      Quarter
===========================================================================================================
2000
-----------------------------------------------------------------------------------------------------------
Interest and dividend income                                $ 4,815      $ 4,614      $ 4,921      $ 4,787
Interest expense                                              2,831        2,632        2,560        2,679
                                                            ----------------------------------------------
Net interest income                                           1,984        1,982        2,361        2,108
Provision for loan losses                                       242           --           --           --
Securities gains (losses)                                        (1)           1           --            4
Gains (losses) on sale of loans and loans held for sale          (7)         (53)          16            4
Net overhead (1)                                              1,976        1,470        1,924        2,081
                                                            ----------------------------------------------
Income (loss) before income taxes                              (242)         460          453           35
Income tax benefit                                             (302)         (66)         (57)        (255)
                                                            ----------------------------------------------
Net income                                                  $    60      $   526      $   510      $   290
                                                            ==============================================
Basic earnings per common share                             $  0.01      $  0.07      $  0.05      $  0.03
                                                            ==============================================

(1) noninterest income exclusive of securities gains (losses) less noninterest expense.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no changes in or disagreements with the Company's external auditors on accounting and financial disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this section will be included in the Company's Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2002. Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this section will be included in the Company's Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2002. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this section will be included in the Company's Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2002. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this section will be included in the Company's Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2002. Such information is incorporated herein by reference.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   1.    Financial Statements as listed on page 28.
      2.    Financial Statement Schedules as listed on page 28.
      3.    Exhibits as listed on page E-1.

(b)   Reports on Form 8-K.

      None

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 18, 2002.

By  /s/ Wilbur R. Roat                   BELMONT BANCORP.
    ------------------------------
        Wilbur R. Roat                       (Registrant)
    President & Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

    SIGNATURE                                TITLE                             DATE
----------------------------------------------------------------------------------------
/s/ Wilbur R. Roat                                                            3/18/02
----------------------------------------------------------------------------------------
Wilbur R. Roat               Director, President & Chief Executive Officer
----------------------------------------------------------------------------------------
/s/ Jane R. Marsh                                                             3/18/02
----------------------------------------------------------------------------------------
Jane R. Marsh                Secretary (principal financial and accounting
                             officer)
----------------------------------------------------------------------------------------
/s/ Jay A. Beck                                                               3/18/02
----------------------------------------------------------------------------------------
Jay A. Beck                  Director
----------------------------------------------------------------------------------------
/s/ David R. Giffin                                                           3/18/02
----------------------------------------------------------------------------------------
David R. Giffin              Chairman of the Board and Director
----------------------------------------------------------------------------------------
/s/ John H. Goodman II                                                        3/18/02
----------------------------------------------------------------------------------------
John H. Goodman, II          Director
----------------------------------------------------------------------------------------
/s/ Charles J. Kaiser, Jr.                                                    3/18/02
----------------------------------------------------------------------------------------
Charles J. Kaiser, Jr.       Director
----------------------------------------------------------------------------------------
/s/ Terrence A. Lee                                                           3/18/02
----------------------------------------------------------------------------------------
Terrence A. Lee              Director
----------------------------------------------------------------------------------------
/s/ Dana J. Lewis                                                             3/18/02
----------------------------------------------------------------------------------------
Dana J. Lewis                Director
----------------------------------------------------------------------------------------
/s/ James R. Miller                                                           3/18/02
----------------------------------------------------------------------------------------
James R. Miller              Director
----------------------------------------------------------------------------------------
/s/ Tom Olszowy                                                               3/18/02
----------------------------------------------------------------------------------------
Tom Olszowy                  Director
----------------------------------------------------------------------------------------
/s/ Keith A. Sommer                                                           3/18/02
----------------------------------------------------------------------------------------
Keith A. Sommer              Director
----------------------------------------------------------------------------------------
/s/ Charles A. Wilson, Jr.                                                    3/18/02
----------------------------------------------------------------------------------------
Charles A. Wilson, Jr.       Director

INDEX TO FINANCIAL STATEMENTS

Consolidated Balance Sheets at December 31, 2001 and 2000                  F-1

Consolidated Statements of Income for the years ended
     December 31, 2001, 2000, and 1999                                     F-2

Consolidated Statements of Changes in Shareholders'
     Equity for the years ended December 31, 2001, 2000, and 1999          F-3

Consolidated Statements of Cash Flows for the years ended
     December 31, 2001, 2000, and 1999                                     F-4

Notes to Financial Statements                                              F-5

Report on Management's Responsibilities                                    F-19

Report of Crowe, Chizek and Company, LLP                                   F-20

Belmont Bancorp. and Subsidiaries

Consolidated Balance Sheets
($000's)                                                                 [LOGO]
================================================================================

                                                                          December 31,
Assets                                                                2001           2000
                                                                   ------------------------
Cash and due from banks                                            $  14,587      $  11,270
Federal funds sold                                                    17,600         14,730
                                                                   ------------------------
        Cash and cash equivalents                                     32,187         26,000
Loans held for sale                                                      534             --
Securities available for sale at fair value                          125,551        109,684
Loans                                                                115,674        129,876
Less allowance for loan losses                                        (5,310)        (7,667)
                                                                   ------------------------
        Net loans                                                    110,364        122,209
Premises and equipment, net                                            6,532          6,792
Deferred federal tax assets                                            7,998          7,346
Cash surrender value of life insurance                                 1,205          4,419
Accrued income receivable                                              1,541          1,658
Other assets                                                           2,944          3,680
                                                                   ------------------------
        Total assets                                               $ 288,856      $ 281,788
                                                                   ========================
Liabilities and Shareholders' Equity
Liabilities

Noninterest bearing deposits:
     Demand                                                        $  30,654      $  25,123
Interest bearing deposits:
     Demand                                                           27,647         26,136
     Savings                                                          78,454         66,857
     Time                                                            101,731        113,570
                                                                   ------------------------
        Total deposits                                               238,486        231,686
Securities sold under repurchase agreements                              647          1,204
Long-term borrowings                                                  20,000         20,000
Accrued interest on deposits and other borrowings                        652            820
Other liabilities                                                      3,225          2,476
                                                                   ------------------------
        Total liabilities                                            263,010        256,186
                                                                   ------------------------
Shareholders' Equity

Preferred stock - authorized 90,000 shares with
   no par value; no shares issued or outstanding                          --             --
Common stock - $0.25 par value, 17,800,000 shares authorized;
   11,153,195 shares issued at 12/31/01 and 12/31/00                   2,788          2,788
Additional paid-in capital                                            17,506         17,414
Treasury stock at cost (51,792 shares)                                (1,170)        (1,170)
Retained earnings                                                      8,100          8,515
Accumulated other comprehensive loss                                  (1,378)        (1,945)
                                                                   ------------------------
        Total shareholders' equity                                    25,846         25,602
                                                                   ------------------------
        Total liabilities and shareholders' equity                 $ 288,856      $ 281,788
                                                                   ========================

    The accompanying notes are an integral part of the financial statements.

Belmont Bancorp. and Subsidiaries

Consolidated Statements of Income
For the Years Ended December 31, 2001, 2000 and 1999 ($000's)             [LOGO]
================================================================================

Interest and Dividend Income                                      2001            2000            1999
                                                              ---------------------------------------------
Loans:
   Taxable                                                    $    10,340     $    11,867      $    16,223
   Tax-exempt                                                         205             255              284
Securities:
   Taxable                                                          4,822           4,254            6,642
   Tax-exempt                                                       1,879           2,139            1,985
Dividends                                                             251             231              381
Interest on trading securities                                         --              --               86
Interest on federal funds sold                                        634             391              269
                                                              ---------------------------------------------
     Total interest and dividend income                            18,131          19,137           25,870
                                                              ---------------------------------------------
Interest Expense
Deposits                                                            8,773           9,165           10,894
Other borrowings                                                    1,037           1,537            4,715
                                                              ---------------------------------------------
     Total interest expense                                         9,810          10,702           15,609
                                                              ---------------------------------------------
     Net interest income                                            8,321           8,435           10,261

Provision for Loan Losses                                            (600)            242           15,877
                                                              ---------------------------------------------
     Net interest income (loss) after
        provision for loan losses                                   8,921           8,193           (5,616)
                                                              ---------------------------------------------
Noninterest Income
Trust fees                                                            593             419              484
Service charges on deposits                                           918             848              921
Interest on federal tax refund                                         --             256               --
Other operating income                                                817             896              817
Trading losses                                                         --              --              (10)
Securities gains (losses)                                            (120)              4             (880)
Gains (losses) on sale of loans and loans held for sale               281             (40)             341
                                                              ---------------------------------------------
     Total noninterest income                                       2,489           2,383            1,673
                                                              ---------------------------------------------
Noninterest Expense
Salary and employee benefits                                        4,565           4,066            3,826
Net occupancy expense of premises                                     900             839              898
Equipment expenses                                                    907             865              891
Legal fees                                                          2,836           1,153            1,671
Other operating expenses                                            3,482           2,947            5,356
                                                              ---------------------------------------------
     Total noninterest expense                                     12,690           9,870           12,642
                                                              ---------------------------------------------
     Income (loss) before income taxes                             (1,280)            706          (16,585)

Income Tax Benefit                                                   (865)           (680)          (5,554)
                                                              ---------------------------------------------
     Net income (loss)                                        $      (415)    $     1,386      $   (11,031)
                                                              =============================================
   Weighted Average Number of Shares Outstanding               11,101,403       8,778,621        5,235,431
                                                              =============================================
   Basic and Diluted Earnings (Loss) Per Common Share         $     (0.04)    $      0.16      $     (2.11)
                                                              =============================================

The accompanying notes are an integral part of the financial statements.

Belmont Bancorp. and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity
For the Years Ended December 31, 2001, 2000 and 1999 ($000's)             [LOGO]
================================================================================

                                                                                                         Accumulated
                                                                                                            Other
                                                                     Additional                            Compre-       Compre-
                                                Preferred    Common    Paid-in    Retained    Treasury     hensive       hensive
                                        Total     Stock      Stock     Capital    Earnings     Stock         Loss     Income (Loss)
                                     ----------------------------------------------------------------------------------------------
Balance, January 1, 1999             $ 25,364         --   $ 1,321    $ 7,854     $ 18,788    $(1,400)    $ (1,199)
Comprehensive income
  Net loss                            (11,031)                                     (11,031)                             $ (11,031)
  Other comprehensive income, net
     of tax
     Unrealized loss on
     securities net of
     reclassification adjustment       (4,404)                                                              (4,404)        (4,404)
                                                                                                                        ----------
       Comprehensive loss                                                                                               $ (15,435)
                                                                                                                        ==========
Cash dividends declared:
     Common stock ($.12 per share)       (628)                                        (628)
Issuance of Series A convertible
     preferred stock                    1,650      1,650
Issuance of treasury stock                280                              50                     230
                                     ------------------------------------------------------------------------------

Balance, December 31, 1999             11,231      1,650     1,321      7,904        7,129     (1,170)      (5,603)
Comprehensive income
  Net income                            1,386                                        1,386                              $   1,386
     Other comprehensive income,
     net of tax
     Unrealized gain on securities
       net of reclassification
       adjustment                       3,658                                                                3,658          3,658
                                                                                                                        ----------
       Comprehensive income                                                                                             $   5,044
                                                                                                                        ==========
Conversion of Series A preferred
   stock to common stock                   --     (1,650)      206      1,444
Issuance of common stock                9,327                1,261      8,066
                                     ------------------------------------------------------------------------------

Balance, December 31, 2000             25,602         --     2,788     17,414        8,515     (1,170)      (1,945)
Comprehensive income
  Net loss                               (415)                                        (415)                             $    (415)
  Other comprehensive income, net
  of tax
     Unrealized gain on securities
       net of reclassification
       adjustment                         567                                                                  567            567
                                                                                                                        ----------
       Comprehensive income                                                                                             $     152
                                                                                                                        ==========
Common stock options granted               92                              92
                                     ------------------------------------------------------------------------------
Balance, December 31, 2001           $ 25,846    $    --   $ 2,788    $17,506     $  8,100    $(1,170)    $ (1,378)
                                     ==============================================================================

The accompanying notes are an integral part of the financial statements.

Belmont Bancorp. and Subsidiaries

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2001, 2000 and 1999 ($000's)             [LOGO]
================================================================================

                                                                      2001        2000          1999
                                                                    -----------------------------------
Operating Activities
 Net income (loss)                                                  $   (415)   $  1,386      $ (11,031)
 Adjustments to reconcile net income (loss) to net
  cash flows from operating activities:
    Provision for loan losses                                           (600)        242         15,877
    Depreciation and amortization expense                                687         675            710
    Amortization of investment security premiums                         997         593          2,419
    Accretion of investment security discounts                          (411)       (610)          (648)
    Amortization of intangibles                                          147          10            439
    Securities (gains) losses                                            120          (4)           880
    Trading losses                                                        --          --             10
    Common stock options granted                                          92          --             --
    Deferred taxes                                                      (944)       (680)        (4,668)
    Proceeds from sale of trading securities                              --          --         13,592
    Purchase of securities for trading account                            --          --        (15,516)
    Federal Home Loan Bank stock dividends                              (213)       (223)          (362)
    (Gain) loss on sale of fixed assets                                    5          (4)            --
    (Gain) loss on sale of loans                                        (281)         40           (341)
    Gain on sale of other real estate owned                              (11)         --             --
    Changes in:
     Interest receivable                                                 117          93            980
     Interest payable                                                   (168)         73           (149)
     Loans held for sale                                                (534)      1,805           (111)
     Federal tax refund                                                   --       5,696             --
     Others, net                                                         740        (280)        (3,478)
                                                                    -----------------------------------
     Cash from operating activities                                     (672)      8,812         (1,397)
                                                                    -----------------------------------
Investing Activities
 Proceeds from:
  Maturities and calls of securities                                   9,203       4,557          6,237
  Sale of securities available for sale                               15,074       5,667         73,846
  Principal collected on mortgage-backed securities                   29,195      11,046         40,897
  Sale of loans                                                           --       2,178          9,008
  Redemption of life insurance contracts                               3,431          --          1,741
  Sales of other real estate owned                                       989          97            155
  Sales of premises and equipment                                         15           9             --
 Purchases of:
  Securities available for sale                                      (68,973)    (14,475)       (38,927)
  Life insurance contracts                                                --          --            (81)
  Premises and equipment                                                (447)       (209)          (596)
 Changes in:
  Loans, net                                                          12,129      29,902         20,516
                                                                    -----------------------------------
  Cash from investing activities                                         616      38,772        112,796
                                                                    -----------------------------------
Financing Activities
 Proceeds from:
  Issuance of preferred stock                                             --          --          1,650
  Issuance of common stock                                                --       9,327             --
  Issuance of treasury stock                                              --          --            280
 Payments on long-term debt                                               --          --        (71,401)
 Dividends paid on common stock                                           --          --           (628)
 Sale of branch deposits                                                  --          --        (10,311)
 Changes in:
  Deposits                                                             6,800     (23,746)       (38,608)
  Repurchase agreements                                                 (557)     (4,889)          (146)
  Short-term borrowings                                                   --     (19,740)        15,790
                                                                    -----------------------------------
  Cash from financing activities                                       6,243     (39,048)      (103,374)
                                                                    -----------------------------------
Increase in Cash and Cash Equivalents                                  6,187       8,536          8,025
Cash and Cash Equivalents, Beginning of Year                          26,000      17,464          9,439
                                                                    -----------------------------------
Cash and Cash Equivalents, End of Year                              $ 32,187    $ 26,000      $  17,464
                                                                    ===================================


The accompanying notes are an integral part of the financial statements.

Belmont Bancorp. and Subsidiaries

Notes to the Consolidated Financial Statements                           [LOGO]
For the Years Ended December 31, 2001, 2000 and 1999
================================================================================

1. Summary of Significant Accounting Policies

The accounting and reporting policies and practices of Belmont Bancorp. (the "Company") and its subsidiaries are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. The more significant of these policies and practices are summarized below.

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

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates particularly subject to change would include the allowance for loan losses, deferred taxes, fair values of financial instruments, and loss contingencies.

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

Trading Securities: Trading securities are held for resale within a short period of time and are stated at fair value. Trading gains and losses include the net realized gain or loss and market value adjustments of the trading account portfolio. These gains and losses are reported in current earnings. Securities with a fair value of $3,998,000 were transferred from the Trading portfolio to the Available for Sale portfolio during 1999. There were no transfers of securities between classifications in 2001 or 2000.

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

It is the Company's policy not to recognize interest income on impaired loans unless the likelihood of future loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance.

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

Allowance For Loan Losses: The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb probable credit losses incurred in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions.

Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows.

Belmont Bancorp. and Subsidiaries

Notes to the Consolidated Financial Statements                          [LOGO]
For the Years Ended December 31, 2001,2000 and 1999
================================================================================

1.Summary of Significant Accounting Policies (continued)

A loan is impaired when, based on current information and events, it is probable that all scheduled payments of principal and interest will not be collected according to the loan agreement. Factors in determining impairment include payment status and the probability of collecting scheduled payments. Insignificant payment delays and payment shortfalls generally do not result in impairment. Impairment for individual commercial and construction loans is measured by either the present value of expected future cash flows discounted at the loan's effective rate or the fair value of the collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as residential mortgage, credit card, and consumer loans, are collectively evaluated for impairment.

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

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at lower of cost or fair value when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

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

Belmont Bancorp. and Subsidiaries

Notes to the Consolidated Financial Statements                           [LOGO]
For the Years Ended December 31, 2001, 2000 and 1999
================================================================================

1. Summary of Significant Accounting Policies (continued)

Business Segments: While the Company's chief decision-makers monitor the revenue streams of the various Company products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company's financial service operations are considered by management to be aggregated in one reportable operating segment.

Earnings Per Common Share: Earnings per common share are calculated based on net income after preferred dividend requirements and the weighted average number of shares of common stock outstanding during the year. The Company's preferred stock was not dilutive for 1999. The preferred stock was converted to common stock during 2000. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. These options were anti-dilutive in all years presented.

Excess of Cost Over Net Assets Acquired: In 1999, the Company wrote off the remaining balance of intangible assets associated with branches purchased in 1991 and 1992 due to the sale of one of the branches and an evaluation of the Bank's position within the marketplace for the remaining branches. Amortization charged to expense was $439,000 in the period ended December 31, 1999.

Stock Compensation: Employee compensation expense under stock option plans is reported if options are granted below market price at grant date. Pro forma disclosures of net income and earnings per share are shown using the fair value method of SFAS No. 123 to measure expense for options granted after 1994, using an option pricing model to estimate fair value.

Reclassifications: Certain prior year amounts may have been reclassified to conform with current year presentation.

2. Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires all business combinations within its scope to be accounted for using the purchase method, rather than the pooling-of-interests method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. While SFAS 141 will affect how future business combinations, if undertaken, are accounted for and disclosed in the financial statements, the issuance of the new guidance had no effect on the Company's results of operations, financial position or liquidity.

In conjunction with the issuance of the new guidance for business combinations, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets", which addresses the accounting for such acquired goodwill arising from prior and future business combinations and other intangible assets. Upon the adoption of this Statement, goodwill arising from business combinations will no longer be amortized into net income over an estimated life, but rather will be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Other identified intangible assets, such as core deposit intangible assets, will continue to be amortized over their estimated useful lives. The adoption of this Statement will not impact the Company's results of operations, financial position or liquidity, as it has no intangible assets related to prior business combinations.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets in the period in which they are incurred. The standard is effective for the Company beginning January 1, 2002, and its adoption is not expected to have a material impact on the Company's results of operations, financial position or liquidity.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment and disposal of long-lived assets. The standard is effective for the Company beginning January 1, 2002, and its adoption is not expected to have a material impact on the Company's results of operations, financial position or liquidity.

3. Financial Results, Shareholders' Equity and Regulatory Matters

During 1999 the Company recorded a provision for loan losses in the amount of $15,877,000 for losses relating to the bankruptcy of a large commercial borrower of the Bank, an indirect consumer lending program through the now-bankrupt borrower, and other loan losses including loans to companies in the amusement industry. In addition, the Company incurred significant additional expenses for the retention of interim management during 1999 and for legal expenses, federal deposit insurance premiums, and other expenses incurred in connection with the Bank's loan portfolio during each of the years ended December 31, 1999, 2000 and 2001. Also during 2000 and 2001, legal and consulting expenses incurred for a shareholder derivative action exceeded $2.1 million. As more fully described in
Note 24, a comprehensive settlement for this derivative suit and four other lawsuits in which the Company was a party was reached in late 2001.

As more fully described in Note 20, formal regulatory action by the Federal Reserve Bank and the Office of the Comptroller of the Currency (OCC) have required the Company and Bank to meet minimum capital requirements including improving and maintaining its Tier 1 capital as a percent of average assets (or Tier 1 leverage ratio) at 6% so long as the regulatory agreements remain in place. The Bank achieved (and continues to comply with) this requirement by June 30, 2000, when the Company completed a recapitalization plan it began in November 1999 with the sale of $1.65 million of convertible preferred stock to its board of directors, which stock was subsequently converted into 825,000 shares of the Company's common stock based on a common stock price of $2.00 per share.

Belmont Bancorp. and Subsidiaries

Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2001, 2000 and 1999                      [LOGO]
================================================================================

3. Financial Results and Shareholders' Equity (continued)

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

The following table represents the change in the Company's outstanding shares:

                                                       Preferred        Common
                                                         Stock           Stock
                                                       -------------------------

Shares outstanding, December 31, 1999                     16,500       5,236,534
Preferred shares converted into common stock             (16,500)        825,000
Shares issued                                                 --       5,039,869
                                                       ---------      ----------
Shares outstanding, December 31, 2000                         --      11,101,403
Shares issued                                                 --              --
                                                       ---------      ----------
Shares outstanding, December 31, 2001                         --      11,101,403
                                                       =========      ==========

4. Securities

At December 31, 2001 and 2000, all securities were classified as available for sale. The estimated fair value of securities as of December 31 are depicted in the following tables:

                                                             2001
                                             -----------------------------------
                                             Estimated      Gross        Gross
                                                Fair     Unrealized   Unrealized
(Expressed in thousands)                       Value        Gains        Losses
                                             -----------------------------------
U.S. Treasury securities and
 obligations of U.S. Government
 corporations and agencies                   $ 13,730     $     54     $    (47)
Obligations of states and
 political subdivisions                        36,827          163       (2,377)
Mortgage-backed securities                     39,273          452         (173)
Collateralized mortgage obligations            18,770          323          (33)
Corporate debt                                 12,851           42         (584)
                                             ----------------------------------
   Total debt securities                      121,451        1,034       (3,214)
Marketable equity securities                    4,100          112          (20)
                                             ----------------------------------
   Total available for sale                  $125,551     $  1,146     $ (3,234)
                                             ==================================

                                                             2000
                                             -----------------------------------
                                             Estimated      Gross        Gross
                                                Fair     Unrealized   Unrealized
(Expressed in thousands)                       Value        Gains        Losses
U.S. Treasury securities and                 -----------------------------------
 obligations of U.S. Government
 corporations and agencies                   $  5,411     $     --     $   (221)
Obligations of states and
 political subdivisions                        41,588          120       (1,930)
Mortgage-backed securities                     34,691           51         (490)
Collateralized mortgage obligations            21,101          101         (166)
Corporate debt                                  2,745           --         (357)
                                             ----------------------------------
   Total debt securities                      105,536          272       (3,164)
Marketable equity securities                    4,148           83         (138)
                                             ----------------------------------
   Total available for sale                  $109,684     $    355     $ (3,302)
                                             ==================================

The estimated fair value of securities at December 31, 2001, by contractual maturity, follow. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Expressed in thousands)
Due in one year or less                                 $ 2,518
Due after one year
 through five years                                      26,590
Due after five years
 through ten years                                        3,111
Due after ten years                                      31,189
Mortgage-backed securities                               39,273
Collateralized mortgage obligations                      18,770
Equity securities                                         4,100
                                                      ---------
   Total                                              $ 125,551
                                                      =========

Sales and write-downs of securities resulted in the following:

(Expressed in thousands)                         2001       2000        1999
                                               --------------------------------
Proceeds from sales                            $ 15,074    $ 5,667     $ 73,846
Gross gains                                          86         78          118
Gross losses                                        (93)       (18)        (992)
Realized losses on market declines                 (113)       (56)          --
Losses on securities called                          --         --           (7)
Gains on securities called                           --         --            1
Gross trading gains                                  --         --           69
Gross trading losses                                 --         --          (79)

Assets carried at $20,366,000 and $26,078,000 at December 31, 2001 and 2000,
respectively, were pledged to secure United States Government and other public funds, and for other purposes as required or permitted by law. Certain other securities were pledged to secure Federal Home Loan Bank advances as disclosed below under the caption "Borrowings."

Belmont Bancorp. and Subsidiaries

Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2001, 2000 and 1999                      [LOGO]
================================================================================

5. Loans and Allowance for Loan Losses

Loans outstanding at December 31 are as follows:

(Expressed in thousands)                                      2001         2000
                                                          ---------------------
Real estate-construction                                  $   3,318   $  12,856
Real estate-mortgage                                         38,701      40,794
Real estate-secured by nonfarm,
   nonresidential property                                   35,892      22,738
Commercial, financial and agricultural                       31,306      45,838
Obligations of political subdivisions in the U.S              2,779       2,951
Installment and creditcard loans to individuals               3,678       4,699
                                                          ---------------------
Loans receivable                                          $ 115,674   $ 129,876
                                                          =====================

Mortgage loans serviced for others approximated $57,548,000 and $38,097,000 at December 31, 2001 and 2000, respectively.

Non-accruing loans amounted to $2,558,000 and $8,518,000 at December 31, 2001 and 2000, respectively. The after-tax effect of the interest that would have been accrued on these loans was $499,000 in 2001 and $533,000 in 2000. Loans past due 90 days and still accruing interest were $187,000 and $2,000 at year-end 2001 and 2000.

At December 31, impaired loans were as follows:

(Expressed in thousands)                        2001        2000         1999
                                              ---------------------------------
Impaired loans with no allocated
  allowance for loan losses                   $    124    $       2   $     352
Impaired loans with allocated
  allowance for loan losses                      5,822        9,020      13,930
                                              ---------------------------------
Total                                         $  5,946    $   9,022   $  14,282
Amount of the allowance
  for loan losses allocated                   $  1,115    $   2,673   $   5,157
Average impaired loans                        $  7,429    $  11,545   $  12,839
Interest income recognized
  during impairment                           $      4    $      --   $      --
Cash-basis interest
  income recognized                           $      4    $      --   $      --


Activity in the allowance for loan losses is summarized as follows:

                                                        December 31
(Expressed in thousands)                        2001        2000         1999
                                              ---------------------------------
Balance at beginning of year                  $  7,667    $  9,702     $  5,475
Provision for loan losses                         (600)        242       15,877
Recoveries on loans previously
   charged-off                                     617       2,023          767
Loans charged-off                               (2,374)     (4,300)     (12,417)
                                              ---------------------------------
Balance at end of year                        $  5,310    $  7,667     $  9,702
                                              =================================

The entire allowance represents a valuation reserve which is available for future charge-offs.

6. Premises and Equipment

Premises and equipment are as follows:

                                                                      Original
                                                  December 31       Useful Life
(Expressed in thousands)                        2001       2000        Years
                                              ---------------------------------
Land and land improvements                    $ 1,185     $ 1,189
Buildings                                       5,896       5,864       30 - 50
Furniture, fixtures and equipment               4,458       6,436        5 - 12
Leasehold improvements                            408         787        5 - 20
                                              ---------------------------------
   Total                                       11,947      14,276
Less accumulated depreciation
 and amortization                               5,415       7,484
                                              ---------------------------------
Premises and equipment, net                   $ 6,532     $ 6,792
                                              =================================

7. Deposits

At December 31, 2001, the aggregate maturities of time deposits are summarized as follows:

(Expressed in thousands)
                   2002           $  65,461
                   2003              13,769
                   2004               5,478
                   2005               6,503
                   2006               3,812
                   Thereafter         6,708
                                  ---------
                     Total        $ 101,731
                                  =========

A maturity distribution of time certificates of deposit of $100,000 or more follows:

(Expressed in thousands)                                      2001       2000
                                                            -------------------
Due in three months or less                                 $ 4,923     $ 4,397
Due after three months through six months                     1,919       4,592
Due after six months through twelve months                    1,473       3,017
Due after one year through five years                         3,926       3,597
Due after five years                                          1,725       1,775
                                                            -------------------
   Total                                                    $13,966     $17,378
                                                            ===================

8. Securities Sold Under Repurchase Agreements

Securities sold under agreements to repurchase represent primarily overnight borrowings. For all repurchase agreements, the securities underlying the agreements were under the subsidiary bank's control. Information related to these borrowings is summarized below:

(Expressed in thousands)                                     2001         2000
                                                            -------------------
Balance at year-end                                         $   647     $ 1,204
Average during the year                                     $ 1,266     $ 2,463
Maximum month-end balance                                   $ 1,454     $ 4,308
Weighted average rate during the year                          3.09%       5.38%
Weighted average rate at December 31                           1.38%       4.89%

Belmont Bancorp. and Subsidiaries

Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2001, 2000 and 1999                      [LOGO]
================================================================================

9. Borrowings

The Company uses both short and long-term borrowings to meet its liquidity and funding needs consisting primarily of federal funds purchased and advances from the Federal Home Loan Bank of Cincinnati (FHLB). All FHLB advances, including short and long-term borrowings, are secured by collateral consisting of a blanket pledge of residential mortgage loans, securities, and shares of stock of the FHLB which is carried at cost and is included in securities available for sale. The carrying value of residential mortgage loans available as collateral for FHLB advances was $15,081,000 and $22,206,000 at December 31, 2001 and 2000, respectively. The carrying value of FHLB stock and securities that secure the FHLB debt was $18,560,000 and $27,391,000 at December 31, 2001 and 2000,
respectively. FHLB advances are made under agreements which allow for maximum borrowings of $40 million subject to collateral requirements. Advances can be made at fixed or variable rates of interest.

Information related to these borrowings at December 31, 2001 and 2000, is summarized below.

Long-term borrowings

Long term borrowings consist of two $10 million advances from the FHLB with initial fixed interest rates of 4.78% and 4.54% for three years. These advances have a ten year final maturity and are due in 2008. The FHLB has the option at the end of the first three year term and every quarter thereafter to convert the advances to a floating rate based on the 3 month LIBOR rate. If this option is exercised by the FHLB, the Bank may repay the advance without penalty in full or in part.

Scheduled principal payments on long-term debt in each of the five years subsequent to December 31, 2001, are as follows:

(Expressed in thousands)
               2002             $     0
               2003                   0
               2004                   0
               2005                   0
               2006                   0
               Thereafter        20,000

10. Income Tax

The components of income taxes are as follows:

(Expressed in thousands)                        2001       2000          1999
                                              ----------------------------------
Current payable (refundable)                  $   79     $   --       $   (886)
Deferred                                        (944)      (680)        (5,668)
Change in valuation allowance                     --         --          1,000
                                              ----------------------------------
   Income tax (benefit)                       $ (865)    $ (680)      $ (5,554)
                                              ==================================

The following temporary differences gave rise to the deferred tax asset at December 31, 2001 and 2000:

(Expressed in thousands)                               2001        2000
                                                    --------------------
Deferred tax assets:
   Allowance for loan losses                           $ 322    $  1,264
   Interest on non-accrual loans                         257         104
   Deferred compensation liability for
       employees' future benefits                        294         283
   Intangible assets                                     313         368
   Unrealized losses on investments                      710       1,002
   Other deferred tax assets                             124          72
   Net operating loss carryforward                     6,543       4,857
   Tax credit carryforwards                            1,660       1,460
                                                    --------------------
     Total deferred tax assets                        10,223       9,410
Valuation allowance                                   (1,000)     (1,000)
                                                    --------------------
     Total deferred tax assets, net of
       valuation allowance                             9,223       8,410
                                                    --------------------
Deferred tax liabilities:
   Federal Home Loan Bank stock dividends               (619)       (546)
   Other deferred tax liabilities                       (606)       (518)
                                                    --------------------
     Total deferred tax liabilities                   (1,225)     (1,064)
                                                    --------------------
        Net deferred tax asset                      $  7,998    $  7,346
                                                    ====================

Included in the tax assets above are significant balances related to tax loss carryforwards and tax credits. Management believes that these items will be used prior to their expiration. This is based on management's estimates regarding earnings in future periods, which includes the expected settlement for litigation which management believes will be taxable income in 2002, reduced levels of legal expenses resulting from the settlement of several outstanding cases as discussed in Note 24, improvement in non-earning asset balances, and a reduction in tax exempt income.

A reconciliation between the amount of reported income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

                                                  2001                  2000                   1999
                                        -------------------------------------------------------------------
(Expressed in thousands)                  Amount     Percent     Amount     Percent      Amount   Percent
                                        -------------------------------------------------------------------
Tax at statutory rate                   $   (435)     (34.0)    $   240       34.0      $ (5,639)    (34.0)
Tax exempt interest on investments
     and loans                              (602)     (47.0)       (684)     (96.9)         (794)     (4.8)
Tax credits                                 (210)     (16.5)       (197)     (27.9)         (169)     (1.0)
Earnings on life insurance policies          191       14.9         (79)     (11.2)          (24)       --
Others-net                                   191       14.9          40        5.7            72        --
Change in valuation allowance                 --         --          --         --         1,000       6.3
                                        -------------------------------------------------------------------
     Actual tax expense (benefit)       $   (865)     (67.7)    $  (680)     (96.3)     $ (5,554)    (33.5)
                                        ===================================================================

Belmont Bancorp. and Subsidiaries

Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2001, 2000 and 1999                      [LOGO]
================================================================================

10. Income Tax (continued)

During 1998 and 1999, the Company generated taxable losses aggregating approximately $22,063,000 which were carried back to prior years. The taxable income in all open taxable years has been eliminated and the remaining net operating loss is being carried forward. During 2000 and 2001, the Company generated additional taxable losses of $4,758,000 and $4,956,000 which increased the net operating loss carryforward. The total carryforward at December 31, 2001 of $19,242,000 expires $9,528,000 in 2019, $4,758,000 in 2020 and $4,956,000 in
2021. The Company also has a low income housing credit carryforward of $665,000, an historic tax credit carryforward of $485,000, and an alternative minimum tax credit carryforward of $509,000. The low income housing credit expires in varying amounts from 2017 through 2021. The historic credit expires in 2012. The alternative minimum tax credit can be carried forward indefinitely. A valuation allowance has been established reducing the Company's deferred tax asset to reflect management's estimate of that portion of the asset that may not be realized.

The expense (benefit) related to securities gains and losses were $(41,000), $1,000, and $(303,000) for 2001, 2000 and 1999, respectively.

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

Total profit-sharing expense for 2001, 2000, and 1999 was $48,000, $52,000, and $55,000, respectively.

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

As of December 31, 2001 the future minimum rental payments required under noncancelable operating leases with initial terms in excess of one year are as follows:

                                                       (Expressed in thousands)
                                                          Operating Leases
                                                          ---------------
Year ending December 31,
   2002                                                         $ 124
   2003                                                           121
   2004                                                            70
   2005                                                            58
   2006                                                            24
Thereafter                                                         12
                                                                -----
     Total minimum lease payments                               $ 409
                                                                =====

Rental expense under operating leases approximated $122,000 in 2001, $119,000 in 2000, and $139,000 in 1999.

13. Related Party Transactions

Certain directors and executive officers and their associates were customers of, and had other transactions with, the subsidiary bank in the ordinary course of business in 2001 and 2000.


The following is an analysis of loan activity to directors, executive officers, and their associates:

(Expressed in thousands)                                   2001        2000
                                                        ---------------------
Balance previously reported                              $ 3,984     $ 5,459
New loans during the year                                    800          34
                                                        ---------------------
   Total                                                   4,784       5,493
Less repayments during the year                           (1,589)       (486)
Effect of changes in related parties                        (105)     (1,023)
                                                        ---------------------
Balance, December 31                                     $ 3,090     $ 3,984
                                                        =====================

Related party deposits totaled $1,920,000 and $2,018,000 at December 31, 2001 and 2000, respectively.

Belmont Bancorp. and Subsidiaries

Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2001, 2000 and 1999                      [LOGO]
================================================================================

14. Off-Balance Sheet Financial Instruments

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

The following represents financial instruments whose contract amounts represent credit risk at December 31:

                                               Contract      Amount
                                               ---------------------
(Expressed in thousands)                         2001         2000
                                               ---------------------
   Commitments to extend credit                $ 12,023     $ 15,389
   Standby letters of credit                        353          466

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counter party. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing properties. At December 31, 2001, $8,453,000 in commitments to extend credit were issued at an adjustable rate of interest; the remaining $3,570,000 in commitments were issued at fixed rates, with rates ranging from 6.36% to 18.00%. Most of these commitments expire within one year.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. Of the standby letters of credit, $333,000 expire in 2002, while the remaining $20,000 expire in 2003. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

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

The subsidiary bank measures concentration of credit based on categorizing loans by the Standard Industry Classification codes. Loans and commitments equal to or exceeding 25% of Tier 1 capital are considered concentrations of credit. At year end, the bank had concentrations of credit in the following industries:

(Expressed in thousands)                                2001
                                        ---------------------------------------
                                        Loan balance and           Percent of
Industry                                available credit         Tier 1 Capital
-------------------------------------------------------------------------------
Real estate - operators of                  $ 7,520                   40.9%
   nonresidential buildings


(Expressed in thousands)                                2000
                                        ---------------------------------------
                                        Loan balance and           Percent of
Industry                                available credit         Tier 1 Capital
-------------------------------------------------------------------------------
Amusement industry                          $ 6,864                   35.8%
Services-hotel/motel                          5,549                   29.0%

16. Limitations on Dividends

The approval of the Comptroller of the Currency is required to pay dividends if the total of all dividends declared by a national bank in any calendar year exceeds the total of its retained net profits for the current year plus the two preceding years. Under this formula, the bank cannot declare dividends in 2002 without approval of the Comptroller of the Currency. The subsidiary bank is the primary source of funds to pay dividends to the shareholders of Belmont Bancorp. As discussed later, the Company and the subsidiary bank are prohibited from paying dividends without regulatory approval.

Belmont Bancorp. and Subsidiaries

Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2001, 2000 and 1999                      [LOGO]
================================================================================

17. Other Operating Expenses

Other operating expenses include the following:

(Expressed in thousands                       2001        2000        1999
                                            --------------------------------
Taxes other than payroll
   and real estate                          $   226     $    24     $   254
Supplies and printing                           200         165         233
Insurance, including
   federal deposit insurance                    590         774         169
Amortization of intangibles                     147          10         439
Consulting expense                              232         139       1,442
Examinations and audits                         446         359         385
Prepayment penalties on Federal
   Home Loan Bank advances                       --          --         342
Legal settlements                               139          12         295
Advertising                                     220         140          92
Other (individually less than
   1% of total income)                        1,282       1,324       1,705
                                            --------------------------------
Total                                       $ 3,482     $ 2,947     $ 5,356
                                            ================================

18. Restrictions on Cash

The subsidiary bank is required to maintain a reserve balance with the Federal Reserve Bank. The amounts of the reserve balance at December 31, 2001 and 2000, were $2,934,000 and $2,162,000, respectively.

19. Cash Flows Information

The Company's policy is to include cash on hand and amounts due from banks in the definition of cash and cash equivalents.

Cash payments for interest in 2001, 2000, and 1999 were $9,978,000, $10,629,000, and $15,758,000, respectively. There were no cash payments for income taxes during 2001 and 2000. Cash payments for income taxes for 1999 were $383,000. In 2000, the Company received a tax refund of $5,696,000.

Non-cash transfers during 2001 for the transfer of loans to other real estate were $316,000. Non-cash transfers during 2000 involved the conversion of preferred stock to common stock for $1,650,000 and the transfer of loans to other real estate of $901,000. Securities transfers in 1999 are described in
Note 1.

20. Regulatory Matters

The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company's and Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk, weighting, and other factors.

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

The capital ratios and the regulatory framework for adequately capitalized institutions are depicted as set forth in the following table:

                                                           For Capital
                                       Actual          Adequacy Purposes(1)
                                 ---------------------------------------
(Expressed in thousands)          Amount     Ratio      Amount    Ratio
                                 ---------------------------------------
As of December 31, 2001:
 Total risk based capital
  to risk weighted assets:
    Consolidated                 $ 22,008    13.2%     $ 13,336    8.0%
    Bank                           20,394    12.4%       13,152    8.0%
 Tier I capital
  to risk weighted assets:
    Consolidated                   19,974    12.0%        6,668    4.0%
    Bank                           18,380    11.2%        6,576    4.0%
 Tier I capital
  to average assets:
    Consolidated                   19,974     7.1%       11,297    4.0%
    Bank                           18,380     6.5%       11,235    4.0% (2)

Belmont Bancorp. and Subsidiaries

Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2001, 2000 and 1999                      [LOGO]
================================================================================

20. Regulatory Matters (continued)

                                                               For Capital
                                            Actual        Adequacy Purposes (1)
                                      ------------------------------------------
(Expressed in thousands)               Amount    Ratio      Amount      Ratio
                                      ------------------------------------------
As of December 31, 2000:
   Total risk based capital
    to risk weighted assets:
        Consolidated                  $ 23,327   13.9%    $ 13,360      8.0%
        Bank                            21,277   12.9%      13,196      8.0%
   Tier I capital
    to risk weighted assets:
        Consolidated                    21,171   12.7%       6.680      4.0%
        Bank                            19,146   11.6%       6,598      4.0%
   Tier I capital
    to average assets:
        Consolidated                    21,171    7.8%      10,898      4.0%
        Bank                            19,146    7.1%      10,820      4.0%(2)

(1) These are also the standards to be "adequately capitalized" under Prompt Corrective Action Provisions.
(2) The consent order discussed below requires a 6% Tier 1 leverage ratio, or $16,852,000 at December 31, 2001.

Consent Order: In August, 1999, the Bank received the written report of an examination of the Bank by the OCC, the Bank's principal federal regulatory agency. At the same time, the Bank entered into a consent order with the OCC relating to the results of the examination, which contains certain required actions and certain restrictions.

The consent order required the bank to formulate new plans, policies, procedures and programs relating to long-term strategy, organizational structure, management, loans, loan loss reserves, overdrafts, loan interest accrual and non-accrual loans, loan diversification, internal audit and periodic loan review by certain dates and then to implement and follow those plans, policies, and procedures and programs. The Bank is also required to review and evaluate certain groups of loans and correct deficiencies, and going forward to properly document commercial extensions of credit and comply with law and regulations relating to lending.

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

Belmont Bancorp. and Subsidiaries

Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2001, 2000 and 1999                      [LOGO]
================================================================================

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

The estimated fair values of the Company's financial instruments are as follows:

                                   2001                    2000
                               -------------------------------------------------
                                Carrying    Estimated    Carrying    Estimated
(Expressed in thousands)         Amount     Fair Value    Amount     Fair Value
                               -------------------------------------------------
Financial assets:
-----------------
Cash due from banks             $ 14,587     $ 14,587    $ 11,270     $ 11,270
Federal funds sold                17,600       17,600      14,730       14,730
Loans held for sale                  534          534          --           --
Securities available for sale    125,551      125,551     109,684      109,684
Loans, net                       110,364      114,096     122,209      123,836
Accrued income receivable          1,541        1,541       1,658        1,658

Financial liabilities:
----------------------
Deposits                         238,486      238,909     231,686      226,514
Repurchase agreements                647          646       1,204        1,204
Accrued interest payable             652          652         820          820
Long-term borrowings              20,000       20,502      20,000       19,780

22. Condensed Parent Company Financial Statements

Presented below are the condensed balance sheets, statements of income, and statements of cash flows for Belmont Bancorp.

Balance Sheets                                          (Expressed in thousands)
                                                             December 31,

                                                           2001         2000
                                                        ------------------------
Assets
   Cash                                                 $  1,334        $  1,402
   Investment in subsidiaries
     (at equity in net assets)                            23,684          23,418
   Equity securities                                         284             400
   Advances to subsidiaries                                  627             447
   Other assets                                            1,349           1,062
                                                        ------------------------
        Total assets                                    $ 27,278        $ 26,729
                                                        ========================
Liabilities
   Payable to subsidiary                                $    805        $    560
   Deferred compensation                                     627             567
                                                        ------------------------
        Total liabilities                                  1,432           1,127
Shareholders' equity                                      25,846          25,602
                                                        ------------------------
        Total liabilities and shareholder's equity      $ 27,278        $ 26,729
                                                        ========================

Statements of Income

                                              2001        2000         1999
                                             ----------------------------------
Operating income
   Dividends from subsidiaries               $   --      $    --     $     628
   Impairment loss in market decline
     on equity securities                      (113)         (56)           --
   Other income                                  65           71            51
                                              ---------------------------------
     Total income (loss)                        (48)          15           679
Operating expenses                              194          141            79
                                             ----------------------------------
     Income(loss) before income tax
        and equity in undistributed
          income of subsidiaries               (242)        (126)          600
Income tax benefit                              (31)         (43)          (57)
Equity in undistributed income (loss)
   of subsidiaries                             (204)       1,469       (11,688)
                                             ----------------------------------
     Net income (loss)                       $ (415)     $ 1,386     $ (11,031)
                                             ==================================

Belmont Bancorp. and Subsidiaries

Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2001, 2000 and 1999                      [LOGO]
================================================================================

Statements of Cash Flows

                                                          2001       2000        1999
                                                       --------------------------------
Operating activities
   Net income (loss)                                   $   (415)   $  1,386    $(11,031)
   Adjustments to reconcile net income to
     net cash from operating activities:
        Impairment loss in market decline
        on equity securities                                113          56           -
        Undistributed (earnings) loss of affiliates         204      (1,469)     11,688
        Common stock options granted                         92           -           -
        Changes in operating assets and liabilities:
        Prepaid expenses                                      -         508        (354)
        Accrued expenses and dividends                       29          40          33
        Other                                              (306)       (295)        (88)
                                                       --------------------------------
          Cash from operating activities                   (283)        226         248
                                                       --------------------------------
Investing activities
   Payments from subsidiaries                               245         212       1,083
   Payments to subsidiaries                                (180)       (175)       (149)
   Additional investment in subsidiary                        -      (9,329)     (1,650)
   Investment redemption                                    150           -           -
                                                       --------------------------------
          Cash from investing activities                    215      (9,292)       (716)
                                                       --------------------------------
Financing activities
   Issuance of preferred stock                                -           -       1,650
   Issuance of common stock                                   -       9,327           -
   Issuanceoftreasurystock                                    -           -         280
   Dividends                                                  -           -        (628)
                                                       --------------------------------
          Cash from financing activities                      -       9,327       1,302
                                                       --------------------------------
Increase (decrease) in cash & cash equivalents              (68)        261         834
Cash and cash equivalents at beginning of year            1,402       1,141         307
                                                       --------------------------------
Cash and cash equivalents at end of year               $  1,334    $  1,402    $  1,141
                                                       ================================

23. Comprehensive Income

The components of other comprehensive income were as follows:

(Expressed in thousands)                                  2001       2000        1999
                                                       --------------------------------
Unrealized holding gains/losses
   arising during the period                           $    739    $  5,546    $ (7,776)
Adoption of SFAS No. 133                                      -           -         224
Reclassification adjustment                                 120          (4)        880
                                                       --------------------------------
     Net gains/losses
        arising during the period                           859       5,542      (6,672)
Tax effect                                                 (292)     (1,884)      2,268
                                                       --------------------------------
Other comprehensive income (loss)                      $    567    $  3,658    $ (4,404)
                                                       ================================

24. Litigation

The Company and its subsidiaries have been named as defendants in legal actions. Management believes, based on the advice of counsel, that no accrual for loss is necessary.

The Company is a defendant in a suit for damages brought in the Court of Common Pleas for Belmont County, Ohio in April 1999 by George Michael Riley and others against the Bank and certain former officers, among others, alleging torts to have occurred in connection with the Bank's denial of a loan to a third party to finance the sale of a business owned by the plaintiffs. It is claimed that a former loan officer of the Bank later purchased the business at a lower price with financial assistance from the Bank's former chief operating officer. The trial, originally scheduled for October 2001, has been continued to June 2002. The plaintiffs seek monetary damages. Based on the advice of counsel, the Company believes its exposure to liability, if any, is minimal in this case. In addition, any award to the Rileys should be covered under a Directors and Officers Liability Insurance Policy issued by Progressive Casualty Insurance Company. Another case, filed in the same court in May 1999 by Charles J. and Rebecca McKeegan, the beneficial owners of the potential purchaser of the business in the same transaction, was settled for nominal consideration and dismissed with prejudice in August 2001.

In October 1999, the Company joined in a pending action known as the Greentree Financial Servicing Corp. v. Schwartz Homes, Inc., et al in the Court of Common Pleas of Tuscarawas County, Ohio, alleging that it had been the victim of an "elaborate fraud" that resulted in more than $15 million in losses to the Bank. Following an extensive internal review of its loan portfolio, the Bank filed claims against Steven D. Schwartz, President of Schwartz Homes, Inc., the now-closed New Philadelphia retailer of manufactured homes. At the same time, the Bank filed claims against three additional people: Linda Reese, Schwartz Homes' Chief Financial Officer; William Wallace, the Bank's former Executive Vice-President and Chief Operating Officer; and Christine Wallace, his wife. The Wallaces have filed counterclaims in an indeterminate amount upon various bases, including invasion of privacy, defamation and failure to distribute moneys allegedly due them under a deferred and certain other compensation plans. In addition, a group of customers of Schwartz Homes, Inc. intervened and filed a complaint against the Bank, alleging that it was liable for their losses. The case had been scheduled for trial in May 2001, but during that month Mr. Schwartz filed for bankruptcy, which automatically stayed the proceeding. The Bankruptcy Court subsequently granted the Company's motion for relief from the automatic stay, and the trial before the Court of Common Pleas of Tuscarawas County, Ohio was rescheduled for January 2002. Principally for strategic considerations in other related cases, the Company dismissed the claims against William and Christine Wallace, without prejudice. These

Belmont Bancorp. and Subsidiaries

Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2001, 2000 and 1999                      [LOGO]
================================================================================

24. Litigation (continued)

claims have since been settled, as more fully described below. In December 2001, the customers of Schwartz Homes, Inc. dismissed their claim against the Bank, without prejudice. The amount of their claim had not been specified. The Company has since reached an agreement in principle to settle those claims.

In October 1999, James John Fleagane, a shareholder of the Company, filed an action against the Company, the Bank and certain of the Company's and the Bank's current and former officers and directors in the Circuit Court of Ohio County, West Virginia. The plaintiff alleged, among other things, that the Bank and its directors and officers negligently transacted and administered various loans with respect to Schwartz Homes, Inc. and customers of Schwartz. In the complaint, the plaintiff sought damages for the loss in value of his stock and other compensatory and punitive damages in an unspecified amount and requested class action certification for the common shareholders of the Company. The court denied the Company's motion to dismiss the case in July 2000. In August 2000, the plaintiff filed an amended complaint, to which the Company has filed an answer, affirmative defenses and cross-claims against the Company's former accountants, S.R. Snodgrass, A.C. and a principal thereof; against J. Vincent Ciroli, Jr., formerly the Company's President and Chief Executive Officer; and against William Wallace, formerly the Company's Chief Operating Officer. In February 2001, the court granted leave to the plaintiff to file a second amended complaint. The second amended complaint eliminated the direct claims against the Company and the Bank and the request for class action certification. Accordingly, as amended, this action constituted a derivative suit against current and former officers and directors of the Company and the Bank as well as the former auditor of the Company and the Bank. In August 2001, the plaintiff dismissed the claims against the officers of the Company and the Bank (except for Messrs. Ciroli and Wallace).

In October 2001, the plaintiff, James John Fleagane, and the Company reached an agreement to settle the claims against S.R. Snodgrass and its principal for $4 million, and the court ordered that a notice of the proposed settlement be sent to the Company's shareholders to afford them the opportunity to support the settlement, object to it, or intervene in the case. A committee of four of the Company's disinterested directors who are not parties in this case recommended that the proposed settlement be approved. The proposed settlement was approved by the court on November 26, 2001. After payment of the plaintiff's attorneys fees and other litigation costs, the Company received approximately $2.2 million in February 2002, which has been recorded as income in 2002.

Progressive Casualty Insurance Company ("Progressive") sold to the Company a Directors and Officers Liability Policy providing for $3 million of coverage and a separate financial institution fidelity bond in the face amount of $4.75 million. The Company filed a claim under the fidelity bond policy to recover the losses incurred in connection with the Schwartz Homes, Inc. loan relationship. The Company also claimed coverage under the directors and officers liability policy in connection with the Schwartz Homes, Inc. case as well as other cases the Company is defending.

Progressive declined to honor these claims and, in December 1999, filed an action in the United States District Court for the Southern District of Ohio, Eastern Division asking the court to issue a declaratory judgment declaring that Progressive is not liable under either the directors and officers liability policy or the fidelity bond policy. In September 2000, the court granted the Company's motion to dismiss the declaratory judgment claim. Progressive had also asked the court, if Progressive is to be found liable under these policies, to determine whether the Bank or other parties who have sued the Bank in separate actions are entitled to the insurance proceeds. Progressive has deposited with the court bonds in the aggregate amount of $7.75 million, which amount Progressive believes is sufficient to satisfy any liabilities under the policies in respect of this interpleader claim. In May 2001, the court consolidated this action with a separate case brought by the Company against Progressive in the Circuit Court of Ohio County, West Virginia, which was then removed to United States District Court for the Northern District of West Virginia, in which the Company sought to recover damages related to Progressive's failure to honor the Company's claims under the fidelity bond. These actions have been settled as more fully described below.

In June 2001, J. Vincent Ciroli, Jr. filed an action in the Common Pleas Court of Belmont County, Ohio against the Company and the Bank seeking recovery of his defense costs in the Fleagane case and a separate proceeding brought against him by the Office of the Comptroller of the Currency, and a determination of the amount of deferred compensation and other employment benefits to which he claims to be entitled for his service to the Company and the Bank. The Company filed an answer to the complaint in July 2001 and an amended answer and counterclaim in August 2001. The amended counterclaim alleges breach of fiduciary duty on the part of Mr. Ciroli and seeks recovery of certain funds paid to him under one of his incentive compensation plans. The Company has reached a settlement of these claims, described below.

In late 2001, the parties agreed upon the terms of a comprehensive settlement that resolved the litigation with Progressive; the Fleagane litigation; the Ciroli litigation and the Greentree litigation (other than the claims by customers of Schwartz Homes, Inc., which were subsequently settled in March
2002). Under the settlement, Progressive will pay $3 million on the directors and officers policy toward the settlement of the claims asserted in Fleagane. On March 11, 2002, the United States District Court for the Southern District of Ohio, Eastern Division, entered an order approving the

Belmont Bancorp. and Subsidiaries

Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2001, 2000 and 1999                      [LOGO]
================================================================================

24. Litigation (continued)


distribution of Progressive's funds consistent with the settlement agreement. After payment of plaintiff's attorneys fees and other settlement related legal costs, the Company expects to receive approximately $1.7 million during the second quarter of 2002 from Progressive. In addition, Progressive will pay $675,000 to the Company to settle the claims on the fidelity bond. The Outside Directors paid $2.65 million to settle the claims asserted by Fleagane; after payment of plaintiff's attorneys' fees and costs, the Company received approximately $1.7 million in March 2002. None of these amounts were accrued in the financial statements during 2001. The proceeds of the settlement will be recorded as income during 2002.

As part of the settlement, the Company will turn over to Mr. Ciroli and Mr. Wallace funds held in their deferred compensation and retirement plans and will pay a portion of their costs of defense. These costs will be recorded during 2002 in conjunction with the receipt of the settlement proceeds. The claims asserted by Messrs. Ciroli and Wallace will be dismissed with prejudice. When completed, five separate lawsuits described above will be concluded. The Company's claim against Progressive relating to the Riley litigation will not be affected since that claim arose in a different policy year. As noted above, the claims by the customers of Schwartz Homes, Inc. have also been settled in principle, which will be recorded in 2002.

There is one item from the shareholder derivative case that may remain. Mr. Fleagane sought compensation for the time he spent prosecuting the derivative claim. The Company opposed his request, and in January 2002 the trial court denied his request. The time for filing an appeal has not expired.

In August 1999, the Bank was named as a defendant in a lawsuit filed in the Belmont County Common Pleas Court by Joseph C. Heinlein, Jr. against his former secretary, the Bank, other financial institutions and individuals with whom the secretary did business. The Complaint alleges that the secretary embezzled funds from the plaintiff's account over a period of several years by forging his signature to checks and alleges negligence on the part of the Bank for honoring such checks. The secretary had entered into a plea agreement under which she has paid $500,000 in restitution and received a prison sentence. The complaint was amended to claim damages of $1,250,000; however, at a subsequent pre-trial conference, the plaintiff advised the court that his net losses (after application of the $500,000 restitution payment) were approximately $650,000. The complaint sought recovery of those losses. The Bank settled this suit during March 2002 for nominal consideration.

On October 22, 2001, BVM Hospitality, Inc. Kiran Patel, Raman Patel and Chandu Patel filed suit in the United States District Court for the Northern District of Ohio (in Cleveland) against the Bank, four of its directors and one of its officers alleging that the Bank declined to extend credit based upon their national origin. The complaint seeks an unspecified sum of compensatory and punitive damages. BVM sought to refinance a $1.75 million mortgage loan on a motel located in Streetsboro, Ohio. The Bank has filed an answer denying the claims. In addition, the Bank has filed a motion to dismiss the case contending that venue in Cleveland is improper. The Bank believes that it has meritorious defenses and intends to defend the case. As the case was just recently filed, no trial date has been set.

25. Stock Option Plan

On May 21, 2001, the Company's shareholders approved the Belmont Bancorp. 2001 Stock Option Plan (the "Plan"). The Plan authorized the granting of up to 1,000,000 shares of common stock as qualified and nonqualified stock options. During 2001, the Board of Directors granted options to purchase shares of common stock at an exercise price ranging from $2.00 to $4.10 to certain employees and officers of the Company. Generally, one fourth of the options awarded become exercisable on each of the four anniversaries of the date of grant. However, some of the options granted in 2001 vested immediately on the date of grant with the remaining amount vesting over the next three to four years. The option period expires 10 years from the date of grant.

A summary of the activity in the plan was as follows for 2001:

                                                                      Weighted
                                                                      Average
                                           Available      Options     Exercise
                                           For Grant    Outstanding    Price
                                           ------------------------------------
Balance at beginning of year                      --         --          --
Authorized                                 1,000,000         --          --
Granted                                     (221,000)   221,000      $ 3.26
                                            -------------------
Balance of end of year                       779,000    221,000      $ 3.26
                                            ===================
Options exercisable at year-end                          37,000      $ 3.26

Options outstanding at year-end were as follows:

                                                     Weighted
                                                     Average
                                                    Remaining
Exercise                             Number        Contractual         Number
Prices                            Outstanding          Life         Exercisable
-------------------------------------------------------------------------------
$ 2.00                                75,000         9.10 yrs            30,000
$ 3.60                                35,000         9.30 yrs             7,000
$ 4.00                               111,000        10.00 yrs                --
                                     ------------------------------------------
Outstanding at year-end              221,000         9.50 yrs            37,000
                                     ==========================================

Belmont Bancorp. and Subsidiaries

Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2001, 2000 and 1999                      [LOGO]
================================================================================

25. Stock Option Plan (continued)

The fair values of options granted in 2001 were estimated using the Black-Scholes option pricing model using the following assumptions: risk-free interest rate ranging from 5.29% to 5.03%, expected life of 7 years, expected volatility of stock price ranging from 69% to 70% and no expected dividend yield. Based on these assumptions, the estimated fair value of options granted in 2001 ranged from $2.68 to $2.96 per option.

The following pro forma information presents net income and earnings per common share had the fair value of the options been used to measure compensation cost for the stock option plan. A compensation expense of $92,000 was recognized for the year ended December 31, 2001 to reflect that impact of granting certain options below their market price.

                                             2001
                                            ------
Reported net loss                          $  (415)

Pro forma net loss                            (471)

Reported loss per common share
   Basic                                   $ (0.04)
   Diluted                                   (0.04)

Pro forma loss per common share
   Basic                                   $ (0.04)
   Diluted                                   (0.04)

26. Quarterly Financial Data (Unaudited)

                                               Net     Earnings (Loss)
                     Interest  Net Interest  Income    Per Common Share
                      Income      Income     (Loss)  Basic    Fully Diluted
---------------------------------------------------------------------------
2001

First quarter       $ 4,671      $ 2,015    $ 165    $ 0.01      $ 0.01
Second quarter        4,762        2,174      175      0.02        0.02
Third quarter         4,421        1,975     (462)    (0.04)      (0.04)
Fourth quarter        4,277        2,157     (293)    (0.03)      (0.03)

2000

First quarter       $ 4,815      $ 1,984     $ 60    $ 0.01      $ 0.01
Second quarter        4,614        1,982      526      0.07        0.07
Third quarter         4,921        2,361      510      0.05        0.05
Fourth quarter        4,787        2,108      290      0.03        0.03

Belmont Bancorp. and Subsidiaries

Independent Auditor's Report
                                                                          [LOGO]
================================================================================
To the Shareholders and Board of Directors of Belmont Bancorp.

We have audited the accompanying consolidated balance sheets of Belmont Bancorp. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Belmont Bancorp. and subsidiaries at December 31, 2001 and 2000, and the results of its operations and its cash flows, for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Crowe, Chizek and Company LLP

Crowe, Chizek and Company LLP

Columbus, Ohio
February 5, 2002, Except for Note 24 which date is March 26, 2002

Belmont Bancorp. and Subsidiaries

Management's Report

                                                                          [LOGO]

Management of Belmont Bancorp. is responsible for the accurate and objective preparation of the consolidated financial statements and the estimates and judgements upon which certain financial statements are based. Management is also responsible for preparing the other financial information included in this annual report. In our opinion, the financial statements on the preceding pages have been prepared in conformity with accounting principles generally accepted in the United States of America and other financial information in this annual report is consistent with the financial statements.

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

/s/ David R. Griffin           /s/ Wilbur R. Roat
David R. Giffin                Wilbur R. Roat
Chairman                       President and
Belmont Bancorp.               Chief Executive Officer
Belmont National Bank          Belmont Bancorp.
                               Belmont National Bank

/s/ Jane R. Marsh
Jane R. Marsh
Secretary, Belmont Bancorp.
Senior Vice President,
Controller and Cashier
Belmont National Bank

                                  EXHIBIT INDEX

Exhibit
Number                           Description
-------                          -----------
4.1     -- Charter (1)

4.2     -- Charter Amendment regarding Series A Preferred Stock (2)

4.3     -- Bylaws as currently in effect (1)

10.1    -- Employment Agreement dated December 15, 1999 between Wilbur R.
           Roat, Belmont Bancorp. and Belmont National Bank (3)

10.2    -- Employment Agreement dated April 16, 2001 between Michael Baylor,
           Belmont Bancorp., and Belmont National Bank (5)

10.3    -- Belmont Bancorp. 2001 Stock Option Plan (4)

11.0    -- Statement Regarding Computation of Per Share Earnings (5)

21.1    -- List of Subsidiaries (5)

23.1    -- Consent of Crowe, Chizek and Company LLP (5)

___________________
(1) Filed as an exhibit to the Company's Registration Statement on Form S-2 filed with the Securities and Exchange Commission (Registration No. 333-91035) on November 16, 1999 and incorporated herein by reference.

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

(4) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31. 2000 (Registration No. 0-12724) and incorporated herein by reference.

(5)   Filed herewith.