Form 10-Q
period 2002-03-31
BELMONT BANCORP
filed 2002-05-14
CIK 726294

                                  United States
                        Securities and Exchange Commision
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2002
                                           --------------

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

________________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)

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

                         Common Stock, $0.25 par value,
                          11,101,403 shares outstanding
                                as of May 7, 2002

                                 BELMONT BANCORP
                          Quarter Ending March 31, 2002

                                      INDEX

Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Management's report on financial statements                                     3

Consolidated Balance Sheets - March 31, 2002 and
         December 31, 2001                                                      4

Consolidated Statements of Income-Three Months
         Ended March 31, 2002 and March 31, 2001                                5

Condensed Consolidated Statements of Changes in Shareholders' Equity
         Three Months Ended March 31, 2002 and March 31, 2001                   6

Condensed Consolidated Statements of Cash Flows-Three Months
         Ended March 31, 2002 and March 31, 2001                                7

Notes to the Consolidated Financial Statements                                  8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                  13

Item 3.  Quantitative and Qualitative Disclosure about Market Risk              20

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                      20

Item 2.  Changes in Securities and Use of Proceeds                              21

Item 3.  Defaults upon Senior Securities                                        21

Item 4.  Submission of Matters to a Vote of Security Holders                    21

Item 5.  Other Information                                                      21

Item 6.  Exhibits and Reports on Form 8-K                                       21

Signature page                                                                  22

PART I - FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS

         The management of Belmont Bancorp. ("Belmont" or the "Company") is responsible for the accurate and objective preparation of the consolidated financial statements and the estimates and judgments upon which certain financial statements are based. Management is also responsible for preparing the other financial information included in this filing. In our opinion, the financial statements on the following pages have been prepared in conformity with accounting principles generally accepted in the United States of America and other financial information in this quarterly report is consistent with the financial statements.

         Management is also responsible for establishing and maintaining an adequate internal control system which encompasses policies, procedures and controls directly related to, and designed to provide reasonable assurance as to the integrity and reliability of the financial reporting process and the financial statements. The concept of reasonable assurance is based on the recognition that there are inherent limitations in all systems of internal control, and that the cost of such systems should not exceed the derived benefits. The systems and controls and compliance therewith are reviewed by an extensive program of internal audits and by our independent auditors. Their activities are coordinated to obtain maximum audit coverage with a minimum of duplicate effort and cost. Management believes the system of internal control effectively meets its objectives of reliable financial reporting.

         The Board of Directors pursues its responsibility for the quality of the Company's financial reporting primarily through its Audit Committee which is comprised solely of independent directors. The Audit Committee meets regularly with management, personnel responsible for the contract internal audit function, and the independent auditors to ensure that each is meeting its responsibilities and to discuss matters concerning internal controls, accounting and financial reporting. The above parties have full and free access to the Audit Committee.

BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Belmont Bancorp and its subsidiaries, Belmont National Bank (the "Bank") and Belmont Financial Network.

Consolidated Balance Sheets
(Unaudited)  ($000s except share and per share amounts)

                                                                        March 31,          December 31,
                                                                          2002                 2001
Assets
    Cash and due from banks                                               $   8,086           $   14,587
    Federal funds sold                                                       15,880               17,600
                                                                    -------------------------------------
         Cash and cash equivalents                                           23,966               32,187
    Loans held for sale                                                         205                  534
    Securities available for sale at fair value                             132,028              125,551
    Loans                                                                   114,809              115,674
    Less allowance for loan losses                                           (5,217)              (5,310)
                                                                    -------------------------------------
          Net loans                                                         109,592              110,364
    Premises and equipment, net                                               6,474                6,532
    Deferred federal tax assets                                               7,217                7,998
    Cash surrender value of life insurance                                    1,223                1,205
    Accrued income receivable                                                 1,808                1,541
    Other assets                                                              2,711                2,944
                                                                    -------------------------------------
          Total assets                                                    $ 285,224           $ $288,856
                                                                    =====================================

Liabilities and Shareholders' Equity
Liabilities
    Non-interest bearing deposits:
           Demand                                                         $  29,212           $   30,654
     Interest-bearing deposits:
           Demand                                                            27,462               27,647
           Savings                                                           89,138               78,454
           Time                                                              87,890              101,731
                                                                    -------------------------------------
              Total deposits                                                233,702              238,486
      Securities sold under repurchase agreements                               897                  647
      Long-term borrowings                                                   20,000               20,000
      Accrued interest on deposits and other borrowings                         481                  652
      Other liabilities                                                       2,326                3,225
                                                                    ------------------------------------
            Total liabilities                                               257,406              263,010
                                                                    -------------------------------------

Shareholders' Equity
       Preferred stock - authorized 90,000 shares with
       no par value; no shares issued or outstanding                              -                    -
       Common stock  - $0.25 par value, 17,800,000 shares
       authorized; 11,153,195 shares issued                                   2,788                2,788
       Additional paid-in capital                                            17,514               17,506
       Treasury stock at cost (51,792 shares)                                (1,170)              (1,170)
       Retained earnings                                                     10,184                8,100
       Accumulated other comprehensive loss                                  (1,498)              (1,378)
                                                                    -------------------------------------
          Total shareholders' equity                                         27,818               25,846
                                                                    -------------------------------------
          Total liabilities and shareholders' equity                      $ 285,224           $  288,856
                                                                    =====================================

The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Income
(Unaudited)  ($000s except per share amounts)

                                                                           For the Three Months Ended March 31,
                                                                                2002                    2001
Interest and Dividend Income
    Loans:
        Taxable                                                            $   2,102               $   2,633
        Tax-exempt                                                                45                      55
    Securities:
        Taxable                                                                1,199                   1,217
        Tax-exempt                                                               327                     513
     Dividends                                                                    38                      58
     Interest on federal funds sold                                               88                     195
                                                           --------------------------------------------------
        Total interest and dividend income                                     3,799                   4,671
                                                           --------------------------------------------------

Interest Expense
      Deposits                                                                 1,495                   2,394
      Other borrowings                                                           239                     262
                                                           --------------------------------------------------
         Total interest expense                                                1,734                   2,656
                                                           --------------------------------------------------
         Net interest income                                                   2,065                   2,015
Provision for loan losses                                                          -                       -
                                                           --------------------------------------------------
         Net interest income after provision
         for loan losses                                                       2,065                   2,015
                                                           --------------------------------------------------

Noninterest Income
      Trust fees                                                                 128                      99
      Service charges on deposits                                                221                     191
      Legal settlements                                                        3,933                       -
      Other operating income                                                     196                     203
      Securities losses                                                          (63)                     (2)
      Gains on sale loans held for sale                                           60                       6
                                                           --------------------------------------------------
          Total noninterest income                                             4,475                     497
                                                           --------------------------------------------------

Noninterest Expense
      Salary and employee benefits                                             1,262                   1,116
      Net occupancy expense of premises                                          231                     227
      Equipment expenses                                                         211                     218
      Legal fees                                                                 597                     323
      Other operating expenses                                                 1,311                     702
                                                           --------------------------------------------------
          Total noninterest expense                                            3,612                   2,586
                                                           --------------------------------------------------
          Income (loss) before income taxes                                    2,928                     (74)
 Income Tax Expense (Benefit)                                                    844                    (239)
                                                           --------------------------------------------------
           Net income                                                      $   2,084               $     165
                                                           ==================================================

Basic and Diluted Earnings per Common Share                                $    0.19               $    0.01
                                                           ==================================================


The accompanying notes are an integral part of the financial statements.

Condensed Consolidated Statements of Changes in Shareholders' Equity (Unaudited) ($000s)

                                                                                    Three Months Ended March 31,
                                                                                   2002                      2001
                                                                         ------------------------------------------
Balance at beginning of period                                                    $25,846                  $25,602
Comprehensive income:
   Net income                                                                       2,084                      165
   Change in net unrealized gain (loss) on securities
      available for sale, net of reclassification and tax effects                    (120)                   1,051
                                                                         ------------------------------------------
        Total comprehensive income                                                  1,964                    1,216
   Common stock options granted/vested                                                  8                       61
                                                                         ------------------------------------------
Balance at end of period                                                          $27,818                  $26,879
                                                                         ==========================================

The accompanying notes are an integral part of the financial statements.

Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2002 and 2001
(Unaudited) ($000's)

                                                                         2002                2001
                                                                 ------------------------------------------
Cash from Operating Activities                                            $     2,693                ($544)

Investing Activities
Proceeds from:
     Maturities and calls of securities                                         3,070                  602
     Sales of securities available for sale                                     6,945                1,176
     Principal collected on mortgage-backed securities                          9,008                3,854
Purchases of:
     Securities available for sale                                            (26,078)             (14,921)
     Premises and equipment                                                      (115)                 (89)
Changes in:
     Loans, net                                                                   790                2,283
                                                                 ------------------------------------------
Cash from investing activities                                                 (6,380)              (7,095)
                                                                 ------------------------------------------

Financing Activities
Changes in:
     Deposits                                                                  (4,784)               1,704
     Repurchase agreements                                                        250                 (583)
                                                                 ------------------------------------------
Cash from financing activities                                                 (4,534)               1,121
                                                                 ------------------------------------------

Increase (Decrease) in Cash and Cash Equivalents                               (8,221)              (6,518)
Cash and Cash Equivalents, Beginning of Year                                   32,187               26,000
                                                                 ------------------------------------------
Cash and Cash Equivalents at March 31                                     $    23,966           $   19,482
                                                                 ==========================================

Cash payments for interest                                                $     1,905           $    2,638
Cash payments for income taxes                                                      0                    0
Non-cash transfers from loans to other real estate owned
  and repossessions                                                                 0                  206

The accompanying notes are an integral part of the financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     1.  Summary of Significant Accounting Policies

     The foregoing financial statements are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring items, necessary for a fair presentation of the financial statements have been included. A summary of the Company's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

     Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which addresses the accounting for such assets arising from prior and future business combinations. Upon the adoption of this Statement, goodwill arising from business combinations will no longer be amortized, but rather will be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Other identified intangible assets, such as core deposit intangible assets, will continue to be amortized over their estimated useful lives. The adoption of this Statement will not impact the Company's financial statements, as it has no unidentified intangible assets related to prior business combinations.

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

     While management monitors the revenue streams of the various Company products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company's service operations are considered by management to be aggregated in one reportable operating segment.

         The average number of shares outstanding used to compute earnings per share was as follows:

     Basic earnings per share:
     For the three months ended March 31, 2002        11,101,403 shares
     For the three months ended March 31, 2001        11,101,403 shares

     Diluted earnings per share:
     For the three months ended March 31, 2002        11,140,729 shares
     For the three months ended March 31, 2001        11,133,670 shares

     2.  Securities

         The estimated fair values of securities were as follows:

                                                                          March 31, 2002
                                                     ---------------------------------------------------------
                                                         Estimated            Gross              Gross
                                                            Fair           Unrealized         Unrealized
(Expressed in thousands)                                   Value              Gains             Losses
--------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and obligations of
     U.S. Government corporations and agencies                $  26,942              $  33           $    174
Obligations of states and political subdivisions                 35,178                138              1,968
Mortgage-backed securities                                       36,387                376                267
Collateralized mortgage obligations                              15,544                216                 29
Corporate debt                                                   13,807                 29                750
                                                     ---------------------------------------------------------
     Total debt securities                                      127,858                792              3,188
Marketable equity securities                                      4,170                125                  0
                                                     ---------------------------------------------------------
     Total available for sale                                 $ 132,028              $ 917           $  3,188
                                                     =========================================================

                                                                        December 31, 2001
                                                     ---------------------------------------------------------
                                                          Estimated            Gross             Gross
                                                             Fair            Unrealized        Unrealized
(Expressed in thousands)                                    Value              Gains             Losses
--------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and obligations of
     U.S. Government corporations and agencies                   $ 13,730            $   54            $   47
Obligations of states and political subdivisions                   36,827               163             2,377
Mortgage-backed securities                                         39,273               452               173
Collateralized mortgage obligations                                18,770               323                33
Corporate debt                                                     12,851                42               584
                                                     ---------------------------------------------------------
     Total debt securities                                        121,451             1,034             3,214
Marketable equity securities                                        4,100               112                20
                                                     ---------------------------------------------------------
     Total available for sale                                     125,551            $1,146            $3,234
                                                     =========================================================


     3.  Loans and Allowance for Loan Losses

     Loans outstanding are as follows:

                                                       March 31,         December 31,
(Expressed in thousands)                                 2002                2001
------------------------------------------------------------------------------------------
Real estate-construction                                     $  3,900            $  3,318
Real estate-mortgage                                           40,613              38,701
Real estate-secured by
   nonfarm, nonresidential property                            36,572              35,892
Commercial, financial and agricultural                         27,784              31,306
Obligations of political subdivisions in the U.S.               2,722               2,779
Installment and credit card loans to
   Individuals                                                  3,218               3,678
                                                  ----------------------------------------
     Loans receivable                                        $114,809            $115,674
                                                  ========================================

     Non-accruing loans amounted to $2,403,000 and $2,558,000 at March 31, 2002 and December 31, 2001, respectively. Loans past due 90 days and still accruing interest were $29,000 and $187,000 at March 31, 2002 and December 31, 2001, respectively.

     Impaired loans were as follows:

                                                                    March 31,      December 31,     March 31,
(Expressed in thousands)                                              2002             2001            2000
------------------------------------------------------------------------------------------------------------------
Impaired loans with no allocated allowance for loan losses                  $  273         $  124          $    0
Impaired loans with allocated allowance for loan losses                      5,188          5,822           9,269
                                                               ---------------------------------------------------
   Total                                                                    $5,461         $5,946          $9,269
                                                               ===================================================

Amount of the allowance for loan losses allocated                           $1,277         $1,115          $3,111
Average impaired loans                                                       5,704          7,429           9,146
Interest income recognized during impairment                                    51              4               6
Cash-basis interest income recognized                                           48              4               6

Activity in the allowance for loan losses is summarized as follows:

                                                                 Three months ended March 31,
(Expressed in thousands)                                             2002            2001
-------------------------------------------------------------------------------------------------
Balance, beginning of period                                              5,310            7,667

Provision for loan losses                                                     0                0

Loans charged-off                                                          (100)             (56)
Recoveries on loans previously charged-off                                    7              216
                                                               ----------------------------------
     Net (charge offs) recoveries                                           (93)             160
                                                               ----------------------------------

Balance, end of period                                                   $5,217           $7,827
                                                               ==================================

The entire allowance represents a valuation reserve which is available for future charge-offs.

   4.    Shareholders' Equity and Regulatory Matters

         As described in its Annual Report on Form 10-K, the Company and the Bank continue to operate under an agreement with the Federal Reserve Bank of Cleveland, the Company's primary regulator, and a Consent Order with the Office of the Comptroller of the Currency, the Bank's primary regulator. Each of the Company and the Bank has complied with or is taking steps designed to comply with all of the requirements imposed by its regulators. One of the provisions of the Consent Order requires that the Bank achieve and maintain a Tier 1 capital leverage ratio of at least 6.0%. Since the completion of two successive stock offerings concluding in June 2000, the Bank has exceeded this minimum requirement. The bank's unaudited Tier 1 leverage ratio at March 31, 2002 was 7.7%.

   5.    Stock Options

         On May 21, 2001, the Company's shareholders approved the Belmont Bancorp. 2001 Stock Option Plan (the "Plan"). The Plan authorized the granting of up to 1,000,000 shares of common stock as incentive and nonqualified stock options. During 2001, the Board of Directors granted options to purchase shares of common stock at an exercise price ranging from $2.00 to $4.00 to certain employees and officers of the Company. Generally, one fourth of the options awarded become exercisable on each of the four anniversaries of the date of grant. However, some of the options granted in 2001 vested immediately on the date of the grant with the remaining amount vesting over the next three to four years. The option period expires 10 years from the date of grant.

         The following is a summary of the activity in the Plan for the three months ended March 31, 2002:

                                                                Weighted
                                                                Average
                                       Available    Options     Exercise
                                       for Grant  Outstanding    Price
                                       -----------------------------------
Balance at January 1, 2002              779,000     221,000      $3.26
Forfeitures                              53,000     (53,000)     $3.79
Granted                                       -           -
                                       -----------------------------------
  Balance at March 31, 2002             832,000     168,000      $3.09
                                       ===================================

         The Company accounts for the stock options under Accounting Principles Board Opinion No. 25, which requires expense recognition only when the exercise price is less than the market value of the underlying stock at the measurement date. Compensation expense of $8,000 and $61,000 was recognized for the three months ended March 31, 2002 and 2001, respectively, to reflect the impact of granting certain options below their market price.

         SFAS No. 123 requires pro forma disclosures for companies that do not adopt its fair value accounting method for stock-based compensation. Instead, pro forma information for net income and basic and diluted earnings per common share will be provided in the notes to the financial statements as if the fair value method had been used. During the first quarter of 2002 and 2001, pro forma expense was not considered significant, but the Company anticipates that pro forma expense will increase and will be disclosed in future periods. For the year ended 2001, the Company reported a net loss of $415,000. A pro forma loss of $471,000 would have been recorded had the fair value of the options been expensed in the consolidated financial statements.

   6.    Litigation

         The Company and its subsidiaries have been named as defendants in legal actions. Management believes, based on the advice of counsel, that no accrual for loss is necessary.

         Since the date of the filing of the Company's Annual Report to Shareholders and Form 10-K for the year ended December 31, 2001, there have been no material new legal proceedings involving the Company or any material developments to the proceedings described in such 10-K except as described below.

         As described in the Company's Annual Report to Shareholders and Form 10-K for the year ended December 31, 2001, a number of cases related to the shareholder derivative litigation were settled at the end of 2001, with the one remaining claim involving the customers of Schwartz Homes having been settled in March of 2002. During the first three months of 2002, the Company received payments of approximately $3.9 million representing its share of a portion of the settlement proceeds in the shareholder derivative litigation. In April
2002, the Company received another payment of approximately $1.7 million representing its share of the remaining settlement proceeds in the shareholder derivative litigation. In addition, in April 2002, the Company received a payment of $675,000 from Progressive Casualty Insurance Company on the fidelity bond issued by Progressive. As a result of this global settlement, the litigation involving loans to Schwartz Homes, Inc. and customers of Schwartz Homes, Inc., the shareholder derivative action, the actions with Progressive, the action with Mr. Ciroli and the action in Tuscarawas County, have all been concluded.

         As initially disclosed in the Company's Annual Report to Shareholders and Form 10-K for the year ended December 31, 2001, an action was filed by BVM Hospitality, Inc., Kiran Patel, Raman Patel and Chandra Patel, on October 22, 2001 in the United States District Court for the Northern District of Ohio. The claim against the Bank, four of its directors and one of its officers alleged that the Bank declined to extend credit based upon national origin, and sought an unspecified sum of compensatory and punitive damages. During the first quarter of 2002, the Court denied the Company's motion to dismiss due to improper venue. The Court also issued a Scheduling Order, which set a mediation in May 2002, a non-expert discovery cut-off of June 14, 2002, an expert discovery cut-off of September 30, 2002, and a deadline for dispositive motions of September 9, 2002. The Scheduling Order did not contain a trial date. The Company believes it has meritorious defenses to this action and intends to vigorously defend the claims.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

   . The Company has entered into consent agreements with the Federal Reserve Bank of Cleveland and the Office of the Comptroller of the Currency, described in Note 4 to the quarterly consolidated financial statements and below under the caption "Capital Resources," that require it to take various actions and meet various requirements. If the Company fails to satisfy all of these requirements, the Comptroller of the Currency and Federal Reserve Bank could potentially assume complete or significantly greater control of the Company's operations.

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

RESULTS OF OPERATIONS

SUMMARY

         For the three months ended March 31, 2002, Belmont Bancorp. earned $2,084,000, or $0.19 per share, compared to earnings of $165,000 for the three months ended March 31, 2001. Included in earnings for the first quarter of 2002 are proceeds from settlements of legal matters including a derivative action and related litigation. Exclusive of settlement proceeds and related expenses, the Company would have reported net earnings of $161,000 for the first quarter of 2002.

         Average assets increased to $285 million for the first quarter of 2002, compared to $282 million for the first quarter of 2001. Total assets at March 31, 2002 were $285 million, up slightly from $284 million at March 31, 2001.

         Net interest income on a taxable equivalent basis decreased $30,000 for the first quarter of 2002 compared to the first quarter of 2001. Average earning assets increased to $264 million during the first quarter of 2002 from $259 million for the first quarter of 2001. The taxable equivalent net interest margin was 3.43% and 3.55% for the three months ended March 31, 2002 and 2001, respectively. The net interest rate spread (the difference between the average yields on earning assets and interest-bearing liabilities) was 2.98% for the first three months of 2002 compared to 3.00% for the comparable period of 2001. The taxable equivalent yield on earning assets declined to 6.09% from 7.71%, a decrease of 162 basis points, during the first quarter of 2002 compared to the first quarter of 2001. This decline was largely offset by a decrease of 160 basis points in the cost of interest-bearing liabilities to 3.11% from 4.71%. The declines in yields on earning assets and the cost of funds reflect the precipitous drop in interest rates throughout 2001, most notably the targeted federal funds rate set by the Federal Open Market Committee fell from 6.50% at the beginning of 2001 to 1.75% by the end of 2001, and the prime lending rate declined from 9.50% to 4.75% during 2001.

OTHER OPERATING INCOME

         Changes in various categories of other income are depicted in the table below.

                                             Three months ended March 31,

(Expressed in thousands)                    2002          2001         % Change
-------------------------------------------------------------------------------
Trust fees                                  $   128        $   99         29.3%
Service charges on deposits                     221           191         15.7%
Earnings on bank-owned life insurance            17            54        -68.5%
Gain on sale of loans held for sale              60             6        900.0%
Legal settlements                             3,933             0           na
Other income (individually less than
   1% of total income)                          179           149         20.1%
                                         --------------------------------------
     Subtotal                                 4,538           499        809.4%
                                         --------------------------------------
Gains (losses) securities
    available for sale                          (63)           (2)      -3050.0%
                                         --------------------------------------
     Total                                  $ 4,475        $  497        800.4%
                                         ======================================

         Included in noninterest income for the first quarter of 2002 was $3.9 million in proceeds from legal settlements. During December 2001, the Company reached a comprehensive legal settlement wherein the Company resolved five lawsuits, including a costly derivative action. Each case, concluded as a result of the comprehensive settlement, was either directly or indirectly related to losses incurred by the Company during 1998 and 1999 for commercial loans to Schwartz Homes, Inc., formerly the Bank's largest commercial borrower, and an interim lending program offered by the Bank to customers of Schwartz Homes, Inc. Schwartz Homes, Inc. filed bankruptcy during 1999 and was subsequently liquidated. As a result of the settlement, the Company received a pre-tax payment from its former independent audit firm in the amount of $2.2 million and a pre-tax payment of $1.7 million settling claims against certain current and former directors of the Company.

        The settlement concluded during April 2002 when the Bank received the last payment of the settlement from Progressive Insurance, its former carrier for directors and officers liability insurance and fidelity bond insurance. The gross amount of Progressive's payment to the Company was $2.4 million. After payment of legal expenses, the Company expects after tax net proceeds of approximately $1.5 million.

         Trust fees were up $29,000, or 29.3%, for the first three months of 2002 compared to the first three months of 2001 due to an increase in the trust fee schedule effective for quarterly fees assessed beginning June 2001.

         Earnings on bank-owned life insurance policies declined $37,000, or 68.5%, during the comparative reporting periods due to the redemption of approximately $3.4 million in officer life insurance policies during December 2001.

         Capitalized mortgage servicing rights of $42,000 were included in gains on sales of loans held for sale. Gains on sales of loans held for sale increased from $6,000 for the first three months of 2001 to $60,000 for the first three months of 2002. No mortgage servicing rights were capitalized during the first quarter of 2001. The total outstanding balance of mortgage loans sold without recourse and with servicing rights retained increased to $60.2 million at March 31, 2002 from $38.9 million at March 31, 2001.

         Securities losses incurred during the first quarter of 2002 were related to the sale of approximately $6.5 million in municipal bonds. The Bank continues to reduce the tax-exempt municipal bond portfolio to reduce its interest rate risk and to increase taxable income.

OPERATING EXPENSES

     The following table shows the dollar amounts and the percent change in various components of operating expenses.

                                                            Three months ended March 31,
    (Expressed in thousands)                                2002          2001     % Change
    -------------------------------------------------------------------------------------------
    Salaries and wages                                          $1,000       $  887      12.7%
    Employee benefits                                              262          229      14.4%
    Occupancy expense                                              231          227       1.8%
    Furniture and equipment expense                                211          218      -3.2%
    Legal fees                                                     597          323      84.8%
    Legal settlements                                              559            -        na
    Insurance, including federal deposit insurance                 148          146       1.4%
    Examinations and audits                                        121           97      24.7%
    Telecommunication expense                                       41           39       5.1%
    Taxes other than payroll and real estate                        67           56      19.6%
    Supplies and printing                                           45           39      15.4%
    Amortization of mortgage servicing rights                       36            -        na
    Other (individually less than 1% of total income)              294          325      -9.5%
                                                       ---------------------------------------
       Total                                                    $3,612       $2,586      39.7%
                                                       =======================================

         The employee count at the end of March 2002 was 131 full time equivalent employees, down from 135 full time equivalent employees at the end of March 2001. The reduction of full time equivalent employees during 2002 occurred during the month of March. The increase in salaries and wages for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 was principally the result of incentive compensation paid during 2002. Compensation costs associated with the grant of stock options were $8,000 and $61,000 for the first quarter of 2002 and 2001, respectively.

         Employee benefits for the three months ended March 31, 2002 include approximately $62,000 in costs associated with expenses related to former executives of the Company in connection with the comprehensive legal settlement previously described. These costs include payroll taxes associated with the payment of various compensation plans and a contribution to the Company's 401(k) plan for the benefit of one of the former executives.

         Legal fees totaled $597,000 for the first three months of 2002 and included approximately $432,000 in costs related to the comprehensive legal settlement previously described. The Company expects legal costs to be substantially reduced subsequent to the completion of the comprehensive settlement during the second quarter of 2002.

         Legal settlements expense for the first three months of 2002 totaled $559,000 and includes $179,000 in settlement charges related to the comprehensive legal settlement previously described. The remaining settlement charges relate to various claims against the Company described under Item 1 - "Legal Proceedings" below and in the Company's Annual Report to Shareholders and Form 10-K for the year ended December 31, 2001.

SECURITIES

         The estimated fair value of securities available for sale at March 31, 2002 and December 31, 2001 are detailed in Note 2 of the quarterly financial statements.

         At March 31, 2002, the Company owned various investments of a single issuer, the value of which exceeded 10% of total shareholders' equity, or $2,782,000. The following table details the issuer, book value and market value of these investments.

(Expressed in thousands)
                                                                                   Estimated
Issuer                                                      Amortized Cost        Fair Value
--------------------------------------------------------------------------------------------------
Privately Issued Collateralized Mortgage Obligations:
Norwest Asset Securities Corporation                                   $2,770              $2,814
Revenue Bonds:
Suburban Lancaster PA Sewer Authority                                   2,838               2,595
Equity Securities:

Federal Home Loan Bank stock                                            3,335               3,335
                                                         -----------------------------------------
     Total                                                             $8,943              $8,744
                                                         =========================================

PROVISION AND ALLOWANCE FOR LOAN LOSSES

         The Company provides as an expense an amount which reflects incurred loan losses. This provision is based on the growth of the loan portfolio and on historical loss experience. The expense is called the provision for loan losses in the Consolidated Statements of Income. Actual losses on loans and leases are charged against the allowance built up on the Consolidated Balance Sheets through the provision for loan losses. The amount of loans actually removed as assets from the Consolidated Balance Sheets is referred to as charge-offs and, after netting out recoveries of previously charged-off assets, becomes net charge-offs.

         Details of the activity in the Allowance for Loan Losses for the first quarter of 2002 and 2001 are included in Note 3 of the quarterly financial statements. No loan loss provision was recorded during the quarter ended March 31, 2002 or 2001 because the Company had sufficient reserves based on its analysis of the allowance for loan losses. The following table depicts various loan and loan-related statistics.

                                                                 Three months ended March 31,
(Expressed in thousands)                                             2002            2001
-------------------------------------------------------------------------------------------------
Loans outstanding, end of period                                       $114,809         $127,553
Average loans                                                          $114,764         $128,507
Annualized net charge offs (recoveries) as a percent of:
   Average loans and leases                                                0.32%           -0.50%
   Allowance for loan losses                                               7.13%           -8.18%
Allowance for loan losses to:
   Total loans at end of period                                            4.54%            6.14%
   Non-performing assets                                                 205.72%           80.17%

NON-PERFORMING ASSETS

         Non-performing assets consist of (1) non-accrual loans, leases and debt securities for which the ultimate collectibility of the full amount of interest is uncertain, (2) loans and leases past due ninety days or more as to principal or interest (unless management determines that, based on specific circumstances, interest should continue to accrue on such loans) and (3) other real estate owned. A loan is placed on non-accrual status when payment of the full amount of principal and interest is not expected, or when principal or interest has been in default for a period of ninety days or more unless the loan is well secured and in the process of collection. A summary of non-performing assets follows:

                                              March 31,   Dec. 31,   March 31,
(Expressed in thousands)                        2002        2001       2001
--------------------------------------------------------------------------------
Non-accrual loans and leases                      $2,403      $2,558     $8,541
Loans 90 days or more past due
   but accruing incterest                             29         187        271
Other real estate owned                              104         104        951
                                             -----------------------------------
     Total                                        $2,536      $2,849     $9,763
                                             ===================================

Non-performing assets as a percent of
   total assets                                     0.89%       0.99%      3.44%

         Details of impaired loans and related information are included in Note 3 of the quarterly financial statements.

         In addition to the schedule of non-performing assets, management prepares a watch list consisting of loans which they have determined require closer monitoring to further protect the Company against loss. The balance of loans and available credit classified by management as substandard due to delinquency, a change in financial position, or other factors and not included as non-performing assets totaled $15,776,000 at March 31, 2002, $15,684,000 at December 31, 2001, and $15,542,000 at March 31, 2001; no loans were classified as doubtful.

LOAN CONCENTRATIONS

         The Company uses the Standard Industry Code (SIC) system to determine concentrations of credit risk by industry. Management monitors concentrations of credit as measured by an industry's total available and outstanding credit balance expressed as a percent of Tier 1 capital. Loan concentrations exceeding 25% of Tier 1 capital are detailed in the following tables.

(Expressed in thousands)                                       As of March 31, 2002
                                                       Loan Balance and            % of
Industry                                               Available Credit       Tier 1 Capital
------------------------------------------------------------------------------------------------
Real estate - operators of nonresidential buildings                   $7,903              36.9%

(Expressed in thousands)                                      As of December 31, 2001
                                                        Loan Balance and            % of
Industry                                                Available Credit       Tier 1 Capital
-------------------------------------------------------------------------------------------------
Real estate - operators of nonresidential buildings                   $7,520              40.9%

CAPITAL RESOURCES

         The table below depicts the capital ratios for the Bank and for the Company on a consolidated basis as of March 31, 2002. In addition, the table depicts the regulatory requirements for classification as "adequately capitalized" under the regulatory guidelines for Prompt Corrective Action. Tier 1 capital consists principally of shareholders' equity less goodwill and deferred tax assets, while Tier 2 capital consists of certain debt instruments and a portion of the allowance for loan losses. Total capital consists of Tier 1 and Tier 2 capital.

As described in Note 4 of the quarterly financial statements, the Bank entered into a Consent Agreement with the Office of the Comptroller of the Currency to maintain a Tier 1 leverage ratio of at least 6.0%. As a result of its recapitalization efforts which began in 1999 and concluded in June 2000, the Bank was formally notified that it had achieved an adequately capitalized designation under Prompt Corrective Action regulations as of June 30, 2000 in a letter from the Office of the Comptroller of the Currency dated July 27, 2000. Under the Consent Order, the Bank will not be treated as "well capitalized" even though it has achieved a Tier 1 leverage ratio of 7.7%, well in excess of the requirement of 6%, unless and until the consent order is terminated or modified to eliminate the capital requirement under the Consent Order. There are no conditions or events since that notification that management believes has changed the Bank's capital category.

                                                                           For Capital
                                                      Actual          Adequacy Purposes (1)
As of March 31, 2002:                            Amount      Ratio        Amount       Ratio
----------------------------------------------------------------------------------------------
Total risk based capital to risk weighted
assets:
Consolidated                                  24,941            15.1%        12,754      8.0%
Bank                                          23,534            14.4%        12,675      8.0%
Tier 1 capital to risk weighted assets:
Consolidated                                  22,829            13.8%         6,377      4.0%
Bank                                          21,443            13.1%         6,337      4.0%
Tier 1 capital to average assets:
Consolidated                                  22,829             8.2%         6,377      4.0%
Bank                                          21,443             7.7%        11,148      4.0% (2)


(1) These are also the standards to be "adequately capitalized" under Prompt Corrective Action Provisions.
(2) The Consent Order requires a 6% Tier 1 leverage ratio. At March 31, 2002, the amount of the Bank's Tier 1 capital requirement to meet compliance with the Consent Order was $16,721,000; the Bank's actual Tier 1 capital was $21,443,000 at March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         Effective liquidity management involves ensuring that the cash flow requirements of depositors and borrowers, as well as the operating needs of the Company, are met. Funds are available through the operation of the Bank's branch banking network that gathers demand and retail time deposits. The Bank also acquires funds through repurchase agreements and overnight federal funds that provide additional sources of liquidity. Total deposits decreased $4.8 million, or 2.0%, from the end of 2001 to March 31, 2002. Average quarterly deposits declined $3.1 million during the first quarter of 2002 compared to the fourth quarter of 2001. With the decline in interest rates during 2001, the banking industry has experienced a large amount of loan refinancing activity. The Bank's federal funds sold at March 31, 2002 totaled $15.9 million, up from $9.3 million at March 31, 2001.

         Cash flows from the securities portfolio are also a source of liquidity. Securities available for sale increased from $126 million at December 31, 2001 to $132 million at March 31, 2002. Purchases during the first quarter were primarily directed toward investments with relatively short average lives due to the lower interest rate environment.

         The Bank also has lines of credit with various correspondent banks totaling $4,100,000 that may be used as an alternative funding source; none of these lines were drawn upon at March 31, 2002. The Bank has an unused credit line with the Federal Home Loan Bank for $20 million. All borrowings at the Federal Home Loan Bank are subject to eligible collateral requirements; at March 31, 2002, the Bank had sufficient eligible collateral to utilize the credit line.

         The main source of liquidity for the parent company has been dividends from the Bank. Presently, the Bank cannot pay dividends without prior regulatory approval. At March 31, 2002, the parent had cash and marketable securities with an estimated fair value of $1.5 million. The parent company does not have any debt to third parties. Management believes sufficient liquidity is currently available to meet estimated short-term and long-term funding needs for the Bank and the parent company. Liquidity may be impacted by the ability of the Company to generate future earnings.

ITEM 3-QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by Item 3 has been disclosed in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2001. There has been no material change in the disclosure regarding market risk.

PART II - OTHER INFORMATION

Item 1.  Legal proceedings

         Since the date of the filing of the Company's Annual Report to Shareholders and Form 10-K for the year ended December 31, 2001, there have been no material new legal proceedings involving the Company or any material developments to the proceedings described in such 10-K except as described below.

         As described in the the Company's Annual Report to Shareholders and Form 10-K for the year ended December 31, 2001, a number of cases related to the shareholder derivative litigation were settled at the end of 2001, with the one remaining claim involving the customers of Schwartz Homes having been settled in March of 2002. During the first three months of 2002, the Company received payments of approximately $3.9 million representing its share of a portion of the settlement proceeds in the shareholder derivative litigation. In April
2002, the Company received another payment of approximately $1.7 million representing its share of the remaining settlement proceeds in the shareholder derivative litigation. In addition, in April 2002, the Company received a payment of $675,000 from Progressive Casualty Insurance Company on the fidelity bond issued by Progressive. As a result of this global settlement, the litigation involving loans to Schwartz Homes, Inc. and customers of Schwartz Homes, Inc., the shareholder derivative action, the actions with Progressive, the action with Mr. Ciroli and the action in Tuscarawas County, have all been concluded.

         As initially disclosed in the Company's Annual Report to Shareholders and Form 10-K for the year ended December 31, 2001, an action was filed by BVM Hospitality, Inc., Kiran Patel, Raman Patel and Chandra Patel, on October 22, 2001 in the United States District Court for the Northern District of Ohio. The claim against the Bank, four of its directors and one of its officers alleged that the Bank declined to extend credit based upon national origin, and sought an unspecified sum of compensatory and punitive damages. During the first quarter of 2002, the Court denied the Company's motion to dismiss due to improper venue. The Court also issued a Scheduling Order, which set a mediation in May 2002, a non-expert discovery cut-off of June 14, 2002, an expert discovery cut-off of September 30, 2002, and a deadline for dispositive motions of September 9, 2002. The Scheduling Order did not contain a trial date. The Company believes it has meritorious defenses to this action and intends to vigorously defend the claims.

Item 2.  Changes in securities and use of proceeds

None

Item 3.  Defaults upon senior securities

None

Item 4.  Submission of matters to a vote of security shareholders

None

Item 5.  Other information

None

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.

     (b) Reports on Form 8-K

       1. Form 8-K filed on January 15, 2002, disclosing under Item 5, Other Events, the comprehensive settlement of five law suits.

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

May 9, 2002