Form 10-Q
period 2002-06-30
BELMONT BANCORP
filed 2002-08-12
CIK 726294

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2002
                                       or
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____________________ to ________________________

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


                         Common Stock, $0.25 par value,
                          11,108,403 shares outstanding
                              as of August 9, 2002

                                 BELMONT BANCORP
                          Quarter Ending June 30, 2002

                                      INDEX

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Management's report on financial statements                                    3

Consolidated Balance Sheets - June 30, 2002 and
         December 31, 2001                                                     4

Consolidated Statements of Income-Three Months
         Ended June 30, 2002 and June 30, 2001                                 5

Consolidated Statements of Income-Six Months
         Ended June 30, 2002 and June 30, 2001                                 6

Condensed Consolidated Statements of Changes in Shareholders' Equity
         Six Months Ended June 30, 2002 and June 30, 2001                      7

Condensed Consolidated Statements of Cash Flows-Six Months
         Ended June 30, 2002 and June 30, 2001                                 8

Notes to the Consolidated Financial Statements                                 9

Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                14

Item 3. Quantitative and Qualitative Disclosure about Market Risk             21

Part II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     21

Item 2. Changes in Securities and Use of Proceeds                             22

Item 3. Defaults upon Senior Securities                                       22

Item 4. Submission of Matters to a Vote of Security Holders                   22

Item 5. Other Information                                                     23

Item 6. Exhibits and Reports on Form 8-K                                      23

Signature page                                                                24

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

     Management is also responsible for establishing and maintaining an adequate internal control system which encompasses policies, procedures and controls directly related to, and designed to provide reasonable assurance as to the integrity and reliability of the financial reporting process and the financial statements. The concept of reasonable assurance is based on the recognition that there are inherent limitations in all systems of internal control, and that the cost of such systems should not exceed the derived benefits. The systems and controls and compliance therewith are reviewed by a comprehensive program of internal audits and by our independent auditors. Their activities are coordinated to obtain maximum audit coverage with a minimum of duplicate effort and cost. Management believes the system of internal control effectively meets its objectives of reliable financial reporting.

     The Board of Directors pursues its responsibility for the quality of the Company's financial reporting primarily through its Audit Committee, which is comprised solely of independent directors. The Audit Committee meets regularly with management, personnel responsible for the contract internal audit function, and the independent auditors to ensure that each is meeting its responsibilities and to discuss matters concerning internal controls, accounting and financial reporting. The above parties have full and free access to the Audit Committee.

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Belmont Bancorp and its subsidiaries, Belmont National Bank (the "Bank") and Belmont Financial Network.

Belmont Bancorp. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)  ($000s except share and per share amounts)

                                                                  June 30,             December 31,
                                                                    2002                   2001
Assets
    Cash and due from banks                                          $  7,982               $ 14,587
    Federal funds sold                                                 11,800                 17,600
                                                                  ----------------------------------
         Cash and cash equivalents                                     19,782                 32,187
    Loans held for sale                                                     -                    534
    Securities available for sale at fair value                       130,227                125,551
    Loans                                                             119,056                115,674
    Less allowance for loan losses                                     (5,250)                (5,310)
                                                                  ----------------------------------
          Net loans                                                   113,806                110,364
    Premises and equipment, net                                         6,342                  6,532
    Deferred federal tax assets                                         5,733                  7,998
    Cash surrender value of life insurance                              1,240                  1,205
    Accrued income receivable                                           1,808                  1,541
    Other assets                                                        2,403                  2,944
                                                                  ----------------------------------
          Total assets                                               $281,341               $288,856
                                                                  ==================================

Liabilities and Shareholders' Equity
Liabilities
    Non-interest bearing deposits:
           Demand                                                    $ 25,720               $ 30,654
     Interest-bearing deposits:
           Demand                                                      27,240                 27,647
           Savings                                                     89,989                 78,454
           Time                                                        84,439                101,731
                                                                  ----------------------------------
              Total deposits                                          227,388                238,486
      Securities sold under repurchase agreements                         913                    647
      Long-term borrowings                                             20,000                 20,000
      Accrued interest on deposits and other borrowings                   428                    652
      Other liabilities                                                 1,465                  3,225
                                                                  ----------------------------------
            Total liabilities                                         250,194                263,010
                                                                  ----------------------------------

Shareholders' Equity
       Preferred stock - authorized 90,000 shares with
       no par value; no shares issued or outstanding                        -                      -
       Common stock  - $0.25 par value, 17,800,000 shares
       authorized; 11,153,195 shares issued                             2,788                  2,788
       Additional paid-in capital                                      17,523                 17,506
       Treasury stock at cost (44,792 shares at 6/30/02
           and 51,792 shares at 12/31/01)                              (1,009)                (1,170)
       Retained earnings                                               11,780                  8,100
       Accumulated other comprehensive income (loss)                       65                 (1,378)
                                                                  ----------------------------------
          Total shareholders' equity                                   31,147                 25,846
                                                                  ----------------------------------
          Total liabilities and shareholders' equity                 $281,341               $288,856
                                                                  ==================================

The accompanying notes are an integral part of the financial statements.

Belmont Bancorp. and Subsidiaries
Consolidated Statements of Income

(Unaudited) ($000s except per share amounts)                            For the Three Months Ended
                                                                                   June 30,
                                                                            2002             2001
Interest and Dividend Income
    Loans:
         Taxable                                                            $ 2,096         $ 2,735
         Tax-exempt                                                              44              52
    Securities:
         Taxable                                                              1,300           1,271
         Tax-exempt                                                             280             507
    Dividends                                                                    56              59
    Interest on federal funds sold                                               57             138
                                                                      -----------------------------
         Total interest and dividend income                                   3,833           4,762
                                                                      -----------------------------

Interest Expense
    Deposits                                                                  1,356           2,330
    Other borrowings                                                            228             258
                                                                      -----------------------------
         Total interest expense                                               1,584           2,588
                                                                      -----------------------------
         Net interest income                                                  2,249           2,174
Provision for loan losses                                                         -               -
                                                                      -----------------------------
         Net interest income after provision
         for loan losses                                                      2,249           2,174
                                                                      -----------------------------

Noninterest Income
    Trust fees                                                                  122             208
    Service charges on deposits                                                 224             230
    Legal settlements                                                         2,378               -
    Other operating income                                                      156             123
    Securities gains (losses)                                                   (31)              6
    Gains on sale of loans and loans held for sale                               45              20
                                                                      -----------------------------
         Total noninterest income                                             2,894             587
                                                                      -----------------------------

Noninterest Expense
    Salary and employee benefits                                              1,110           1,185
    Net occupancy expense of premises                                           218             227
    Equipment expenses                                                          255             228
    Legal fees                                                                  251             362
    Legal settlements expense                                                    35               -
    Other operating expenses                                                    863             826
                                                                      -----------------------------
         Total noninterest expense                                            2,732           2,828
                                                                      -----------------------------
         Income (loss) before income taxes                                    2,411             (67)
Income Tax Expense (Benefit)                                                    679            (242)
                                                                      -----------------------------
         Net income                                                         $ 1,732         $   175
                                                                      =============================

Basic and Diluted Earnings per Common Share                                 $  0.16         $  0.02

The accompanying notes are an integral part of the financial statements.

 Belmont Bancorp. and Subsidiaries
 Consolidated Statements of Income

 (Unaudited)  ($000s except per share amounts)                         For the Six Months Ended
                                                                               June 30,
                                                                      2002                  2001
 Interest and Dividend Income
     Loans:
         Taxable                                                       $ 4,198              $ 5,368
         Tax-exempt                                                         89                  107
     Securities:
         Taxable                                                         2,499                2,488
         Tax-exempt                                                        607                1,020
      Dividends                                                             94                  117
      Interest on federal funds sold                                       145                  333
                                                                    -------------------------------
         Total interest and dividend income                              7,632                9,433
                                                                    -------------------------------

 Interest Expense
       Deposits                                                          2,851                4,724
       Other borrowings                                                    467                  520
                                                                    -------------------------------
          Total interest expense                                         3,318                5,244
                                                                    -------------------------------
          Net interest income                                            4,314                4,189

 Provision for loan losses                                                   -                    -
                                                                    -------------------------------
          Net interest income after provision
          for loan losses                                                4,314                4,189
                                                                    -------------------------------

 Noninterest Income
       Trust fees                                                          250                  307
       Service charges on deposits                                         445                  421
       Legal settlements                                                 6,311                    -
       Other operating income                                              352                  326
       Securities gains (losses)                                           (94)                   4
       Gains on sale of loans and loans held for sale                      105                   26
                                                                    -------------------------------
           Total noninterest income                                      7,369                1,084
                                                                    -------------------------------

 Noninterest Expense
       Salary and employee benefits                                      2,372                2,301
       Net occupancy expense of premises                                   449                  454
       Equipment expenses                                                  466                  446
       Legal fees                                                          848                  685
       Legal settlements expense                                           594                    -
       Other operating expenses                                          1,615                1,528
                                                                    -------------------------------
           Total noninterest expense                                     6,344                5,414
                                                                    -------------------------------
           Income (loss) before income taxes                             5,339                 (141)
 Income Tax Expense (Benefit)                                            1,523                 (481)
                                                                    -------------------------------
            Net income                                                 $ 3,816              $   340
                                                                    ===============================

 Basic and Diluted Earnings per Common Share                           $  0.34              $  0.03

The accompanying notes are an integral part of the financial statements.

Belmont Bancorp. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders' Equity (Unaudited) ($000s)

                                                                                    Three Months Ended June 30,
                                                                                   2002                     2001
                                                                               ----------------------------------
Balance, beginning of period                                                     $27,818                  $26,879
Comprehensive income (loss):
   Net income                                                                      1,732                      175
   Change in net unrealized gain (loss) on securities
      available for sale, net of reclassification and tax                          1,563                     (322)
                                                                               ----------------------------------
        Total comprehensive income (loss)                                          3,295                     (147)
   Treasury stock sold                                                                25                        -
   Common stock options granted/vested                                                 9                       10
                                                                               ----------------------------------
Balance, end of period                                                           $31,147                  $26,742
                                                                               ==================================

                                                                                     Six Months Ended June 30,
                                                                                   2002                     2001
                                                                               ----------------------------------
Balance, beginning of period                                                     $25,846                  $25,602
Comprehensive income:
   Net income                                                                      3,816                      340
   Change in net unrealized gain on securities
      available for sale, net of reclassification and tax effects                  1,443                      729
                                                                               ----------------------------------
        Total comprehensive income                                                 5,259                    1,069

   Treasury stock sold                                                                25                        -
   Common stock options granted/vested                                                17                       71
                                                                               ----------------------------------
Balance, end of period                                                           $31,147                  $26,742
                                                                               ==================================

The accompanying notes are an integral part of the financial statements.

Belmont Bancorp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2002 and 2001
(Unaudited) ($000's)

                                                                                  2002                2001
                                                                           ---------------------------------
Cash from Operating Activities                                                 $  5,132                 ($21)

Investing Activities

Proceeds from:
     Maturities and calls of securities                                           7,955                1,752
     Sales of securities available for sale                                      16,097                4,147
     Principal collected on mortgage-backed securities                           14,473               12,167
     Sales of loans                                                                 336                    0
     Sales of other real estate owned                                               230                  378
Purchases of:
     Securities available for sale                                              (41,783)             (29,583)
     Premises and equipment                                                        (154)                (296)
Changes in:
     Loans, net                                                                  (3,884)               7,580
                                                                           ---------------------------------
Cash from investing activities                                                   (6,730)              (3,855)
                                                                           ---------------------------------
Financing Activities

Changes in:
     Deposits                                                                   (11,098)               1,447
     Repurchase agreements                                                          266                 (433)
Proceeds from sale of treasury stock                                                 25                    0
                                                                           ---------------------------------
Cash from financing activities                                                  (10,807)               1,014
                                                                           ---------------------------------

Increase (Decrease) in Cash and Cash Equivalents                                (12,405)              (2,862)
Cash and Cash Equivalents, Beginning of Year                                     32,187               26,000
                                                                           ---------------------------------
Cash and Cash Equivalents at June 30                                           $ 19,782            $  23,138
                                                                           =================================


Cash payments for interest                                                     $  3,542            $   5,274
Cash payments for income taxes                                                        0                    0
Non-cash transfers from loans to other real estate owned
  and repossessions                                                                 170                  233

The accompanying notes are an integral part of the financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     1.  Summary of Significant Accounting Policies

     The foregoing financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring items necessary for a fair presentation of the financial statements have been included. A summary of the Company's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the Company's Annual Report and Form 10-K for the year ended December 31, 2001.

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

     Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which addresses the accounting for such assets arising from prior and future business combinations. Goodwill arising from business combinations is no longer amortized, but rather is assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Other identified intangible assets, such as core deposit intangible assets, will continue to be amortized over their estimated useful lives. The adoption of this Statement does not currently impact the Company's financial statements, as it has no unidentified intangible assets related to prior business combinations.

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment and disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The adoption of this statement has not materially affected the Company's financial position and results of operations.

     In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses the timing of recognition of a liability for exit and disposal costs at the time a liability is incurred, rather than at a plan commitment date, as previously required by GAAP. Exit or disposal costs will be measured at fair value, and the recorded liability will be subsequently adjusted for changes in estimated cash flows. The adoption of the statement is not expected to have a material effect on the Company.

     While management monitors the revenue streams of the various Company products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company's service operations are considered by management to be aggregated in one reportable operating segment.

         The average number of shares outstanding used to compute earnings per share was as follows:

Average shares outstanding                                Basic                 Diluted
------------------------------------------------------------------------------------------
For the three months ended June 30, 2002                 11,104,018             11,154,096
For the three months ended June 30, 2001                 11,101,403             11,177,123

For the six months ended June 30, 2002                   11,102,718             11,147,420
For the six months ended June 30, 2001                   11,101,403             11,157,413

     2.  Securities

         The estimated fair values of securities were as follows:

                                                                                      June 30, 2002
                                                                  ----------------------------------------------------
                                                                     Estimated            Gross              Gross
                                                                        Fair           Unrealized         Unrealized
(Expressed in thousands)                                               Value              Gains             Losses
----------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and obligations of
     U.S. Government corporations and agencies                      $ 31,552             $  219             $   13
Tax-exempt obligations of states and political subdivisions           19,561                145                867
Taxable obligations of states and political subdivisions              15,183                204                  4
Mortgage-backed securities                                            35,648                567                102
Collateralized mortgage obligations                                   12,269                441                  0
Corporate debt                                                        11,804                 79                697
                                                                  ----------------------------------------------------
   Total debt securities                                             126,017              1,655              1,683
Marketable equity securities                                           4,210                126                  0
                                                                  ----------------------------------------------------
     Total available for sale                                       $130,227             $1,781             $1,683
                                                                  ====================================================


                                                                                   December 31, 2001
                                                                 -----------------------------------------------------
                                                                   Estimated             Gross                Gross
                                                                     Fair              Unrealized          Unrealized
(Expressed in thousands)                                             Value               Gains               Losses
----------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and obligations of
     U.S. Government corporations and agencies                     $ 13,730              $   54              $   47
Tax-exempt obligations of states and political subdivisions          29,576                 105               2,307
Taxable obligations of states and political subdivisions              7,251                  58                  70
Mortgage-backed securities                                           39,273                 452                 173
Collateralized mortgage obligations                                  18,770                 323                  33
Corporate debt                                                       12,851                  42                 584
                                                                 -----------------------------------------------------
     Total debt securities                                          121,451               1,034               3,214
Marketable equity securities                                          4,100                 112                  20
                                                                 -----------------------------------------------------
     Total available for sale                                      $125,551              $1,146              $3,234
                                                                 =====================================================

     3.  Loans and Allowance for Loan Losses

     Loans outstanding are as follows:

                                                            June 30,        December 31,
(Expressed in thousands)                                      2002             2001
----------------------------------------------------------------------------------------
Real estate-construction                                    $  4,602          $  3,318
Real estate-mortgage                                          43,219            38,701
Real estate-secured by
   nonfarm, nonresidential property                           39,447            35,892
Commercial, financial and agricultural                        26,159            31,306
Obligations of political subdivisions in the U.S.              2,660             2,779
Installment and credit card loans to
   individuals                                                 2,969             3,678
                                                          ------------------------------
     Loans receivable                                       $119,056          $115,674
                                                          ==============================

     Non-accruing loans amounted to $1,920,000 and $2,558,000 at June 30, 2002 and December 31, 2001, respectively. Loans past due 90 days and still accruing interest were $0 and $187,000 at June 30, 2002 and December 31, 2001, respectively. Most nonaccruing loans are also identified as impaired loans in the table below.

     Impaired loans were as follows:

                                                                         June 30,       December 31,     June 30,
(Expressed in thousands)                                                   2002             2001            2001
-----------------------------------------------------------------------------------------------------------------
Impaired loans with no allocated allowance for loan losses                $  114           $  124         $  170
Impaired loans with allocated allowance for loan losses                    3,949            5,822          7,260
                                                                    ---------------------------------------------
   Total                                                                  $4,063           $5,946         $7,430
                                                                    =============================================

Amount of the allowance for loan losses allocated                         $1,131           $1,115         $1,177
Average impaired loans                                                     5,157            7,429          8,574
Interest income recognized during impairment                                  51                4              6
Cash-basis interest income recognized                                         48                4              6

Activity in the allowance for loan losses is summarized as follows:

                                                      Three months ended June 30,      Six months ended June 30,
(Expressed in thousands)                                2002            2001             2002            2001
-----------------------------------------------------------------------------------------------------------------
Balance, beginning of period                             $5,217         $  7,827          $5,310        $  7,667

Provision for loan losses                                     0                0               0               0

Loans charged-off                                           (57)          (2,039)           (157)         (2,095)
Recoveries on loans previously charged-off                   90              214              97             430
                                                  ---------------------------------------------------------------
     Net (charge-offs) recoveries                            33           (1,825)            (60)         (1,665)
                                                  ---------------------------------------------------------------
Balance, end of period                                   $5,250         $  6,002          $5,250        $  6,002
                                                  ===============================================================

The entire allowance represents a valuation reserve which is available for future charge-offs.

     4.  Shareholders' Equity and Regulatory Matters

     As described in its Annual Report on Form 10-K, the Company and the Bank continue to operate under an agreement with the Federal Reserve Bank of Cleveland, the Company's primary regulator, and a Consent Order with the Office of the Comptroller of the Currency, the Bank's primary regulator. Both the Company and the Bank have complied with or are taking steps designed to comply with all of the requirements imposed by their regulators. One of the provisions of the Consent Order requires that the Bank achieve and maintain a Tier 1 capital leverage ratio of at least 6.0%. Since the completion of two successive stock offerings concluding in June 2000, the Bank has exceeded this minimum requirement. The bank's unaudited Tier 1 leverage ratio at June 30, 2002 was 8.7%.

     5.  Stock Options

     On May 21, 2001, the Company's shareholders approved the Belmont Bancorp. 2001 Stock Option Plan (the "Plan"). The Plan authorized the granting of up to 1,000,000 shares of common stock as incentive and nonqualified stock options. Since the Plan's adoption, the Board of Directors has granted options to purchase shares of common stock at an exercise price ranging from $2.00 to $4.00 to certain employees and officers of the Company. Generally, one fourth of the options awarded become exercisable on each of the four anniversaries of the date of grant. However, some of the options granted in 2001 vested immediately on the date of the grant with the remaining amount vesting over the next three to four years. The option period expires 10 years from the date of grant.

     The following is a summary of the activity in the Plan for the six months ended June 30, 2002:

                                                                       Weighted
                                                                        Average
                                   Available          Options          Exercise
                                   for Grant        Outstanding          Price
--------------------------------------------------------------------------------
Balance, January 1, 2002            779,000            221,000           $3.26
Forfeitures                          53,000            (53,000)          $3.79
Exercised                                 -             (7,000)          $3.60
Granted                             (20,000)            20,000           $3.90
                               -------------------------------------------------
  Balance, June 30, 2002            812,000            181,000           $3.13
                               =================================================

     The Company accounts for the stock options under Accounting Principles Board Opinion No. 25, which requires expense recognition only when the exercise price is less than the market value of the underlying stock at the measurement date. Compensation expense of $17,000 and $71,000 was recognized for the six months ended June 30, 2002 and 2001, respectively, to reflect the impact of granting certain options below their market price.

     SFAS No. 123 requires pro forma disclosures for companies that do not adopt its fair value accounting method for stock-based compensation. Instead, pro forma information for net income and basic and diluted earnings per common share will be provided in the notes to the financial statements as if the fair value method had been used. During the first six months of 2002 and 2001, pro forma expense was not considered significant, but the Company anticipates that pro forma expense will increase and will be disclosed in future periods. For the year ended 2001, the Company reported a net loss of $415,000. A pro forma loss of $471,000 would have been recorded had the fair value of the options been expensed in the consolidated financial statements.

     6.  Litigation

     The Company and its subsidiaries have been named as defendants in legal actions. Management believes, based on the advice of counsel, that no accrual for loss is necessary.

     Since the date of the filing of Company's Annual Report to Shareholders and Form 10-K for the year ended December 31, 2001, there have been no new material legal proceedings involving the Company or any material developments to the proceedings described in such 10-K except as described below.

     As described in the Company's Annual Report to Shareholders and Form 10-K for the year ended December 31, 2001 and the quarterly report on Form 10-Q for the period ended March 31, 2002, a number of cases related to the shareholder derivative litigation were settled at the end of 2001, with the one remaining claim involving the customers of Schwartz Homes, Inc. having been settled in March of 2002. The Company received certain payments in the first quarter of 2002 as described in the Company's Report on Form 10-Q for the period ended March 31, 2002. In April 2002, the Company received payment of approximately $1.7 million representing its share of the remaining settlement proceeds in the shareholder derivative litigation. In addition, in April 2002, the Company received a payment of $675,000 from Progressive Casualty Insurance Company on the fidelity bond issued by Progressive. As a result of this global settlement, except for the item noted below, the litigation involving loans to Schwartz Homes, Inc. and customers of Schwartz Homes, Inc., the shareholder derivative action, the actions with Progressive, the action with Mr. Ciroli and the action in Tuscarawas County, have all been concluded.

     In May 2002, James John Fleagane filed a Petition for Appeal in the West Virginia Supreme Court of Appeals. Mr. Fleagane seeks to have the Supreme Court of Appeals review the trial court's ruling that he was not entitled to payment for his time in connection with the prosecution of the shareholder derivative action described in the Company's Annual Report to Shareholders and Form 10-K for the year ended December 31, 2001, and the quarterly report on Form 10-Q for the period ended March 31, 2002. The Company filed a Response to Petition for Appeal on June 7, 2002, and intends to vigorously oppose the request for payment by Mr. Fleagane. At the present time, the West Virginia Supreme Court of Appeals has not decided whether it will accept the case for review.

     In June 2002, the Company settled the litigation commenced in 1999 in the Court of Common Pleas for Belmont County, Ohio, by George Michael Riley, further described in the Company's Annual Report to Shareholders and Form 10-K for the year ended December 31, 2001, for nominal consideration. As a result, that case will be dismissed with prejudice.

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

     . The Company has entered into consent agreements with the Federal Reserve Bank of Cleveland and the Office of the Comptroller of the Currency, described in Note 4 to the quarterly consolidated financial statements and below under the caption "Capital Resources", that require it to take various actions and meet various requirements. If the Company fails to satisfy all of these requirements, the Comptroller of the Currency and Federal Reserve Bank could potentially assume complete or significantly greater control of the Company's operations.

     . The Company has recognized substantial loan losses in past years, principally related to loans made under the direction of prior management. While the Company has created what it believes are appropriate loan loss reserves, the Company could incur significant additional loan losses in future periods, particularly if general economic conditions or conditions in particular industries in which its loans are concentrated deteriorate.

     . The Company is subject to increasingly vigorous and intense competition from other banking institutions and from various financial institutions and other nonbank or non-regulated companies or firms that engage in similar activities. Many of these institutions have significantly greater resources than the Company.

RESULTS OF OPERATIONS

SUMMARY

     For the six months ended June 30, 2002, Belmont Bancorp. earned $3,816,000, or $0.34 per common share, compared to earnings of $340,000, or $0.03 per common share, for the first six months of 2001. For the quarter ended June 30, 2002, the Company earned $1,732,000, or $0.16 per common share, compared to net income of $175,000, or $0.02 per common share for the second quarter of 2001. Included in earnings for the six months ended June 30, 2002 are proceeds from settlements of legal matters including a derivative action and related litigation. Exclusive of settlement proceeds and related expenses, the Company would have reported net earnings of $234,000 for the second quarter and $395,000 for the six months ended June 30.

     Average assets were down slightly to $283 million for the second quarter of 2002, compared to $284 million for the second quarter of 2001. Average assets for the six months ended June 30, 2002 were $284 million compared to $283 million for the comparable period last year. Total assets at June 30, 2002 were $281 million compared to $289 million at December 31, 2001.

     Throughout the second quarter of 2002, yields on U.S. Treasury securities across the maturity spectrum remained low relative to historical levels. This impacts the Company through loan refinancing activity, reinvestment opportunities in loans and investments, and financing costs on its deposit base. The taxable equivalent net interest margin was 3.65% for the second quarter of 2002, up from 3.43% for first quarter of 2002. The net interest margin for the second quarter of 2001 was 3.72%. The net interest rate spread (the difference between the average yields on earning assets and interest-bearing liabilities) was 3.22% for the second quarter of 2002 compared to 3.20% for the comparable period of 2001. The taxable equivalent yield on earning assets declined to 6.06% from 7.69%, a decrease of 163 basis points, during the second quarter of 2002 compared to the second quarter of 2001. This decline was offset by a decrease of 166 basis points in the cost of interest-bearing liabilities to 2.83% from 4.49%. The declines in yields on earning assets and the cost of funds reflect the precipitous drop in interest rates throughout 2001. Most notably the targeted federal funds rate set by the Federal Open Market Committee fell from 6.50% at the beginning of 2001 to 1.75% by the end of 2001, and the prime lending rate declined from 9.50% to 4.75% during 2001.

     Net interest income increased by $125,000 for the first six months of 2002 compared to the same period last year as average earning assets increased $3.9 million to $264 million for the first six months of 2002. The yield on earning assets decreased from 7.70% to 6.07%, and the cost of interest bearing liabilities decreased from 4.60% to 2.97%. The taxable equivalent net interest margin declined to 3.54% for the first six months of 2002 compared to 3.63% for the same period in 2001.

OTHER OPERATING INCOME

     Changes in various categories of other income are depicted in the table below.

                                               Three months ended June 30,      Six months ended June 30,
(Expressed in thousands)                         2002     2001  % Change       2002     2001      % Change
------------------------------------------------------------------------------------------------------------
Trust fees                                      $  122     $208    -41.3%     $  250   $  307        -18.6%
Service charges on deposits                        224      230     -2.6%        445      421          5.7%
Legal settlements                                2,378        0       na       6,311        0           na
Earnings on bank-owned life insurance               18       54    -66.7%         35      108        -67.6%
Gain on sale of loans and loans held for sale       45       20    125.0%        105       26        303.8%
Other income (individually less than
   1% of total income)                             138       69    100.0%        317      218         45.4%
                                                ---------------               ---------------
     Subtotal                                    2,925      581    403.4%      7,463    1,080        591.0%
Securities gains (losses)                          (31)       6   -616.7%        (94)       4      -2450.0%
                                                ---------------               ---------------
     Total                                      $2,894     $587    393.0%     $7,369   $1,084        579.8%
                                                ===============               ===============

     Included in noninterest income for the first six months of 2002 was $6.3 million in proceeds from legal settlements. During December 2001, the Company reached a comprehensive legal settlement wherein the Company resolved five lawsuits, including a costly derivative action. Each case, concluded as a result of the comprehensive settlement, was either directly or indirectly related to losses incurred by the Company during 1998 and 1999 for commercial loans to Schwartz Homes, Inc., formerly the Bank's largest commercial borrower, and an interim lending program offered by the Bank to customers of Schwartz Homes, Inc. Schwartz Homes, Inc. filed bankruptcy during 1999 and was subsequently liquidated.

     As a result of the settlement during the first quarter of 2002, the Company received a pre-tax payment from its former independent audit firm in the amount of $2.2 million and a pre-tax payment of $1.7 million settling claims against certain current and former directors of the Company. The settlement concluded during April 2002 when the Bank received the last payment of the settlement from Progressive Insurance, its former carrier for directors and officers liability insurance and fidelity bond insurance. The gross amount of Progressive's payment to the Company was $2.4 million. All payments received and recorded by the Company for the comprehensive settlement, except for $675,000 received from Progressive for its fidelity bond policy, were net of plaintiff's attorneys fees and costs; those fees and costs were approximately $3.6 million.

     Trust fees were down in both the quarterly and year-to-date periods presented. The overall decline in the valuation of the stock market impacts trust fees since most fees are assessed based on the market value of assets held in the trust accounts. Also, a trust with assets of $9 million closed its account with the Trust department.

     Service charges on deposits increased 5.7% from $421,000 to $445,000 during the six months ended June 30, 2002 principally due to the reduction in the earnings credit allowance rate provided for certain business accounts. The earnings allowance provides a reduction to customers' service charges based on deposit balances maintained; a lower earnings credit rate results in higher service charge income for the Bank unless customers increase their deposit balances to compensate for the lower rate.

     Earnings on bank-owned life insurance policies declined $73,000, or 67.6%, during the comparative reporting periods due to the redemption of approximately $3.4 million in officer life insurance policies during December 2001.

     Gains on sales of loans and loans held for sale increased from $26,000 for the first six months of 2001 to $105,000 for same period of 2002. Capitalized mortgage servicing rights of $66,000 were included in gains on sales of loans held for sale for the six months ended June 30, 2002. No mortgage servicing rights were capitalized during the first six months of 2001. The total outstanding balance of mortgage loans sold without recourse and with servicing rights retained increased to $60.0 million at June 30, 2002 from $44.0 million at June 30, 2001. Gain on sales of loans also included $13,000 for gains realized on the sale of the Bank's credit card portfolio during the second quarter of 2002.

     Securities losses incurred during the first six months of 2002 were related to the sale of approximately $11.0 million in tax-exempt bonds. The Bank continues to reduce the tax-exempt bond portfolio to reduce the interest rate risk associated with long-term fixed rate investments and to increase taxable income thereby enabling the Company to utilize its tax loss carryforwards and tax credits.

OPERATING EXPENSES

     The following table shows the dollar amounts and the percent change in various components of operating expenses.

                                                           Three months ended June 30,          Six months ended June 30,
(Expressed in thousands)                                2002         2001       % Change     2002        2001        % change
---------------------------------------------------------------------------------------------------------------------------------
Salaries and wages                                    $  905       $  915          -1.1%    $1,905     $1,802           5.7%
Employee benefits                                        206          271         -24.0%       468        500          -6.4%
Occupancy expense                                        218          227          -4.0%       449        454          -1.1%
Furniture and equipment expense                          255          228          11.8%       466        446           4.5%
Legal fees                                               251          362         -30.7%       848        685          23.8%
Legal settlements                                         35            -            na        594          -            na
Insurance, including federal deposit insurance           150          149           0.7%       298        295           1.0%
Examinations and audits                                  133           99          34.3%       254        196          29.6%
Telecommunication expense                                 40           45         -11.1%        81         84          -3.6%
Taxes other than payroll and real estate                  51           53          -3.8%       118        109           8.3%
Supplies and printing                                     59           64          -7.8%       104        103           1.0%
Amortization of mortgage servicing rights                 40            -            na         76          -            na
Other (individually less than 1% of total income)        389          415          -6.3%       683        740          -7.7%
                                                      ---------------------------------------------------------------------------
   Total                                              $2,732       $2,828          -3.4%    $6,344     $5,414          17.2%
                                                      ===========================================================================

     The employee count at the end of June 2002 was 131 full time equivalent employees ("FTEs"), down from 141 FTEs at the end of June 2001. The average number of FTEs for 2002 through June was 132 versus 136 for the same period during 2001. The increase in salaries and wages for the six months ended June 30, 2002 compared to the six months ended June 30, 2001 was principally the result of incentive compensation paid during 2002 and merit increases. Compensation costs associated with the grant of stock options were $17,000 and $71,000 for the six months of 2002 and 2001, respectively.

     Employee benefits for the six months ended June 30, 2002 include approximately $55,000 in costs associated with expenses related to former executives of the Company in connection with the comprehensive legal settlement previously described. These costs include payroll taxes associated with the payment of various compensation plans and a contribution to the Company's 401(k) plan for the benefit of one of the former executives. However, these one time costs were offset by the elimination of liabilities previously recorded for discontinued deferred compensation programs for directors and the unused portion of moving expenses previously accrued for a former executive.

     Legal fees totaled $848,000 for the first six months of 2002 and included approximately $517,000 in costs related to the comprehensive legal settlement previously described. The Company expects substantially lower legal costs during the remaining months of 2002.

     Legal settlements expense for the first six months of 2002 totaled $594,000 and includes $179,000 in settlement charges related to the comprehensive legal settlement previously described. The remaining settlement charges relate to various claims against the Company described under Item 1 - "Legal Proceedings" below and in the Company's Annual Report to Shareholders and Form 10-K for the year ended December 31, 2001.

SECURITIES

     The estimated fair value of securities available for sale at June 30, 2002 and December 31, 2001 are detailed in Note 2 of the quarterly financial statements.

     At June 30, 2002, the Company did not own any investments of a single issuer, the value of which exceeded 10% of total shareholders' equity, or $3,115,000, except for stock in the Federal Home Loan Bank of Cincinnati. The book value and estimated fair value of this stock was $3,375,000 at June 30, 2002.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

     The Company provides as an expense an amount which reflects incurred loan losses. This provision is based on the growth of the loan portfolio and on historical loss experience. The expense is called the provision for loan losses in the Consolidated Statements of Income. Actual losses on loans are charged against the allowance built up on the Consolidated Balance Sheets through the provision for loan losses. The amount of loans actually removed as assets from the Consolidated Balance Sheets is referred to as charge-offs and, after netting out recoveries of previously charged-off assets, becomes net charge-offs.

     Details of the activity in the Allowance for Loan Losses are included in
Note 3 of the quarterly financial statements. No loan loss provision was recorded during the three months or six months ended June 30, 2002 or 2001 because the Company had sufficient reserves based on its analysis of the allowance for loan losses. In addition, no events or changes in circumstances were identified indicating a need to recognize a loss through current provisions. The following table depicts various loan and loan-related statistics.

                                                              Three months ended June 30,       Six months ended June 30,
(Expressed in thousands)                                          2002            2001             2002            2001
--------------------------------------------------------------------------------------------------------------------------
Loans outstanding                                              $119,056        $120,420         $119,056        $120,420
Average loans                                                  $116,379        $123,293         $115,572        $125,900
Annualized net charge offs (recoveries) as a percent of:
   Average loans                                                  -0.11%           5.92%            0.10%           2.64%
   Allowance for loan losses                                      -2.51%         121.63%            2.29%          55.48%
Allowance for loan losses to:
   Total loans at end of period                                    4.41%           4.98%            4.41%           4.98%
   Non-performing assets                                         270.62%          78.86%          270.62%          78.86%

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

Non-performing assets                         June 30,   Dec. 31,    June 30,
(Expressed in thousands)                        2002       2001        2001
--------------------------------------------------------------------------------
Non-accrual loans                              $1,920     $2,558      $6,756
Loans 90 days or more past due
   but accruing interest                            0        187         242
Other real estate owned                            20        104         613
                                         -----------------------------------
     Total                                     $1,940     $2,849      $7,611
                                         ===================================

Non-performing assets as a percent of
   total assets                                  0.69%      0.99%       2.68%

     Details of impaired loans and related information are included in Note 3 of the quarterly financial statements. The Company has made considerable improvements to the level of nonperforming assets and impaired loans since June 2001. Impaired loans declined $3.3 million from $7.4 million at June 30, 2001 to $4.1 million at June 30, 2002. A single credit relationship that refinanced most of its debt elsewhere accounted for $2.1 million of this reduction.

     In addition to the schedule of non-performing assets, management prepares a watch list consisting of loans, which they have determined require closer monitoring to further protect the Company against loss. The balance of loans and available credit classified by management as substandard due to delinquency, a change in financial position, or other factors and not included as non-performing assets totaled $15,177,000 at June 30, 2002, $15,684,000 at December 31, 2001, and $14,820,000 at June 30, 2001; no loans were classified as doubtful.

LOAN CONCENTRATIONS

     The Company uses the Standard Industry Code (SIC) system to determine concentrations of credit risk by industry. Management monitors concentrations of credit as measured by an industry's total available and outstanding credit balance expressed as a percent of Tier 1 capital. Loan concentrations exceeding 25% of the Bank's Tier 1 capital are detailed in the following tables.

(Expressed in thousands)                    June 30, 2002                      December 31, 2001
                                  Loan Balance and        % of        Loan Balance and          % of
Industry                          Available Credit   Tier 1 Capital   Available Credit     Tier 1 Capital
-----------------------------------------------------------------------------------------------------------
Real estate - operators of
   nonresidential buildings             $8,033           33.6%              $7,520               40.9%

DEFERRED FEDERAL TAX ASSETS

     Deferred federal tax assets declined from approximately $8.0 million at December 31, 2001 to $5.7 million at June 30, 2002. The deferred federal tax assets include significant balances related to tax loss carryforwards and tax credits. The gross legal settlements received during the first six months of 2002 generated taxable income of approximately $6.3 million that utilized a portion of the tax loss carryforwards resulting in a reduction of the deferred federal tax asset balance. Because the Company still has sizeable tax loss carryforwards, the Company continues to reduce sources of tax-exempt income principally through the sale of tax-exempt bonds.

OTHER LIABILITIES

     Other liabilities declined from $3.2 million at December 31, 2001 to $1.5 million at June 30, 2002. Other liabilities include amounts for various accrued expenses, accounts payable, funds owed for securities traded but not yet settled, and obligations related to compensation plans. The decline in other liabilities for the comparative periods presented was due to lower legal expense accruals, the termination of certain compensation plans as a result of the comprehensive legal settlements previously discussed, and a reduction in securities traded but not settled.

CAPITAL RESOURCES

     The table below depicts the capital ratios for the Bank and for the Company on a consolidated basis as of June 30, 2002. In addition, the table depicts the regulatory requirements for classification as "adequately capitalized" under the regulatory guidelines for Prompt Corrective Action. Tier 1 capital consists principally of shareholders' equity less goodwill and deferred tax assets, while Tier 2 capital consists of certain debt instruments and a portion of the allowance for loan losses. Total capital consists of Tier 1 and Tier 2 capital.

     As described in Note 4 of the quarterly financial statements, the Bank entered into a Consent Agreement with the Office of the Comptroller of the Currency to maintain a Tier 1 leverage ratio of at least 6.0%. As a result of its recapitalization efforts which began in 1999 and concluded in June 2000, the Bank was formally notified that it had achieved an adequately capitalized designation under Prompt Corrective Action regulations as of June 30, 2000 in a letter from the Office of the Comptroller of the Currency dated July 27, 2000. Under the Consent Order, the Bank will not be treated as "well capitalized" even though it has achieved a Tier 1 leverage ratio of 8.7%, well in excess of the requirement of 6%, unless and until the Consent Order is terminated or modified to eliminate the capital requirement under the Consent Order. There are no conditions or events since that notification that management believes has changed the Bank's capital category.

(Expressed in thousands)
                                                                                    For Capital
                                                           Actual               Adequacy Purposes (1)
As of June 30, 2002:                                 Amount       Ratio         Amount         Ratio
-----------------------------------------------------------------------------------------------------
Total risk based capital to risk weighted assets:
Consolidated                                        $27,383       16.6%        $12,777          8.0%
Bank                                                 25,995       15.9%         12,700          8.0%
Tier 1 capital to risk weighted assets:
Consolidated                                         25,275       15.3%          6,389          4.0%
Bank                                                 23,909       14.6%          6,350          4.0%
Tier 1 capital to average assets:
Consolidated                                         25,275        9.1%          6,389          4.0%
Bank                                                 23,909        8.7%         11,044          4.0% (2)

(1) These are also the standards to be "adequately capitalized" under Prompt Corrective Action Provisions.
(2) The Consent Order requires a 6% Tier 1 leverage ratio. At June 30, 2002, the amount of the Bank's Tier 1 capital requirement to meet compliance with the Consent Order was $16,566,000; the Bank's actual Tier 1 capital was $23,909,000 at June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Effective liquidity management involves ensuring that the cash flow requirements of depositors and borrowers, as well as the operating needs of the Company, are met. Funds are available through the operation of the Bank's branch banking network that gathers demand and retail time deposits. The Bank also acquires funds through repurchase agreements and overnight federal funds that provide additional sources of liquidity. Total deposits decreased $11.1 million, or 4.7%, from December 31, 2001 to June 30, 2002. Average quarterly deposits declined $3.1 million during the first quarter of 2002 and an additional $3.4 million during the second quarter of 2002 compared to the fourth quarter of 2001. With the decline in interest rates during 2001, the banking industry has experienced a large amount of loan refinancing activity. The Bank has not aggressively priced offered rates for time deposits relative to its competitors due to available yields on investment alternatives and low loan demand. The Bank's federal funds sold at June 30, 2002 totaled $11.8 million, down from $17.6 million at December 31, 2001.

     Cash flows from the securities portfolio are also a source of liquidity. Securities available for sale increased from $126 million at December 31, 2001 to $130 million at June 30, 2002. Of this increase, approximately $2.2 million related to increases in fair value. Purchases during 2002 were primarily directed toward investments with relatively short average lives due to the lower interest rate environment.

     The Bank has an available line of credit with a correspondent bank totaling $4,100,000 that may be used as an alternative funding source. The Bank also has an unused credit line with the Federal Home Loan Bank for $20 million. All borrowings at the Federal Home Loan Bank are subject to eligible collateral requirements; at June 30, 2002, the Bank had sufficient eligible collateral to utilize the credit line.

     The main source of liquidity for the parent company is dividends from the Bank. Presently, the Bank cannot pay dividends without prior regulatory approval under the Consent Order. At June 30, 2002, the parent had cash and marketable securities with an estimated fair value of $1.5 million. The parent company does not have any debt to third parties. Management believes sufficient liquidity is currently available to meet estimated short-term and long-term funding needs for the Bank and the parent company. Liquidity may be impacted by the ability of the Company to generate future earnings.

ITEM 3-QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by Item 3 has been disclosed in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2001. There has been no material change in the disclosure regarding market risk.

PART II - OTHER INFORMATION

Item 1.  Legal proceedings

     Since the date of the filing of Company's Annual Report to Shareholders and Form 10-K for the year ended December 31, 2001, there have been no new material legal proceedings involving the Company or any material developments to the proceedings described in such 10-K except as described below.

     As described in the Company's Annual Report to Shareholders and Form 10-K for the year ended December 31, 2001 and the quarterly report on Form 10-Q for the period ended March 31, 2002, a number of cases related to the shareholder derivative litigation were settled at the end of 2001, with the one remaining claim involving the customers of Schwartz Homes, Inc. having been settled in March of 2002. The Company received certain payments in the first quarter of 2002 as described in the Company's Report on Form 10-Q for the period ended March 31, 2002. In April 2002, the Company received payment of approximately $1.7 million representing its share of the remaining settlement proceeds in the shareholder derivative litigation. In addition, in April 2002, the Company received a payment of $675,000 from Progressive Casualty Insurance Company on the fidelity bond issued by Progressive. As a result of this global settlement, except for the item noted below, the litigation involving loans to Schwartz Homes, Inc. and customers of Schwartz Homes, Inc., the shareholder derivative action, the actions with Progressive, the action with Mr. Ciroli and the action in Tuscarawas County, have all been concluded.

     In May 2002, James John Fleagane filed a Petition for Appeal in the West Virginia Supreme Court of Appeals. Mr. Fleagane seeks to have the Supreme Court of Appeals review the trial court's ruling that he was not entitled to payment for his time in connection with the prosecution of the shareholder derivative action described in the Company's Annual Report to Shareholders and Form 10-K for the year ended December 31, 2001, and the quarterly report on Form 10-Q for the period ended March 31, 2002. The Company filed a Response to Petition for Appeal on June 7, 2002, and intends to vigorously oppose the request for payment by Mr. Fleagane. At the present time, the West Virginia Supreme Court of Appeals has not decided whether it will accept the case for review.

     In June 2002, the Company settled the litigation commenced in 1999 in the Court of Common Pleas for Belmont County, Ohio, by George Michael Riley, further described in the Company's Annual Report to Shareholders and Form 10-K for the year ended December 31, 2001, for nominal consideration. As a result, that case will be dismissed with prejudice.

Item 2. Changes in securities and use of proceeds

        (c) Pursuant to the Belmont Bancorp. 2001 Stock Option Plan and the exercise of options granted thereunder, on May 28, 2002, the Company issued seven thousand shares of its common stock to Michael R. Baylor for a price of Twenty Five Thousand Two Hundred Dollars ($25,200). The shares of common stock were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, due to the non-public nature of the transaction and the sophistication of the purchaser, who is a recent former Director of the Company and Executive Vice President and Chief Lending Officer of the Bank.

Item 3. Defaults upon senior securities

None

Item 4. Submission of matters to a vote of security shareholders

        The annual meeting of shareholders was held on May 20, 2002. Of the 11,101,403 shares entitled to vote at the meeting, 9,315,555 shares were voted. The results were as follows:

        Proposal number 1 - To consider and act upon the proposed Amendment to the Articles of Incorporation to reduce the number of permitted directors

        FOR                 AGAINST              ABSTAIN              NON-VOTE
        6,784,912           257,049              61,346               2,212,248

        Proposal number 2 - Election of directors

        (Term expiring in the Year 2004):

                                     FOR                    WITHHOLD
        Brian L. Schambach           8,997,704              317,851

        (Term expiring in the Year 2005):

                                     FOR                    WITHHOLD
        Jay A. Beck                  8,950,036              365,519
        David B. Kelley              9,000,792              314,762
        Tillio P. Petrozzi           9,012,281              303,274
        Charles A. Wilson, Jr.       8,832,754              482,801

        Proposal number 3 - To ratify the appointment of Crowe, Chizek and Company LLP as independent auditors for the year ending December 31, 2002:

        FOR                          AGAINST                ABSTAIN
        9,258,455                    22,854                 34,246

        The following directors continued in office:

        Directors with terms ending in 2003:
        David R. Giffin
        Terrence A. Lee
        W. Quay Mull, II
        Wilbur R. Roat

        Directors with terms ending in 2004:
        John H. Goodman, II
        James R. Miller
        Keith A. Sommer

Item 5. Other information

None

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

          3 (i) Articles of Incorporation (1)

          3(ii) Code of Regulations (2)

          10.1 Employment Agreement dated December 15, 1999 between Wilbur R. Roat, Belmont Bancorp. and Belmont National Bank (3)

          10.2 Employment Agreement dated April 16, 2001 between Michael Baylor, Belmont Bancorp. and Belmont National Bank (4)

          10.3  Belmont Bancorp. 2001 Stock Option Plan (5)

          99.1  Certification of Quarterly Report on Form 10-Q

     (1) Filed as an exhibit to the Company's Registration Statement on Form S-2 filed with the Securities and Exchange Commission on November 16, 1999, and incorporated herein by reference; Amendment to the Articles of Incorporation dated June, 2002, filed herewith.

     (2) Filed as an exhibit to the Company's Registration Statement on Form S-2 filed with the Securities and Exchange Commission on November 16, 1999, and incorporated herein by reference.

     (3) Filed as an exhibit to the Company's Annual Report and Form 10-K for the year ended December 31, 1999 (Registration No. 0-12724) and incorporated herein by reference.

     (4) Filed as an exhibit to the Company's Annual Report and Form 10-K for the year ended December 31, 2001 (Registration No. 0-12724) and incorporated herein by reference.

     (5) Filed as an exhibit to the Company's Annual Report and Form 10-K for the year ended December 31, 2000 (Registration No. 0-12724) and incorporated herein by reference.

    (b) Reports on Form 8-K

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

August 12, 2002