Form 10-Q
period 2002-09-30
BELMONT BANCORP
filed 2002-11-14
CIK 726294

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to

Commission File Number: 0-12724

Belmont Bancorp.
(Exact name of registrant as specified in its charter)

Ohio	34-1376776
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

325 Main St., Bridgeport, Ohio	43912
(Address of principal executive offices)	(Zip Code)

(740) 695-3323
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.25 par value,
11,108,403 shares outstanding
as of November 7, 2002

FORM 10-Q
BELMONT BANCORP.
September 30, 2002

INDEX

Part I.	Financial information

Item 1	— Financial Statements	3

	Consolidated Balance Sheets—September 30, 2002 and December 31, 2001	4

	Consolidated Statements of Income—Three Months Ended September 30, 2002 and September 30, 2001	5

	Consolidated Statements of Income—Nine Months Ended September 30, 2002 and September 30, 2001	6

	Condensed Consolidated Statement of Cash Flows—Nine Months Ended September 30, 2002 and September 30, 2001	7

	Condensed Consolidated Statements of Changes in Shareholders’ Equity Three Months Ended September 30, 2002 and 2001 and Nine Months Ended September 30, 2002 and 2001	8

	Notes to the Consolidated Financial Statements	9

Item 2	— Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3	— Quantitative and Qualitative Disclosures about Market Risk	23

Item 4	— Controls and Procedures	23

Part II.	Other Information

Item 1	— Legal Proceedings	24

Item 2	— Changes in Securities and Use of Proceeds	24

Item 3	— Defaults upon Senior Securities	25

Item 4	— Submission of Matters to a Vote of Security Holders	25

Item 5	— Other Information	25

Item 6	— Exhibits and Reports on Form 8-K	25

Signatures		26

Certifications		26

PART I—FINANCIAL INFORMATION

ITEM 1— FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Belmont Bancorp. and its subsidiaries, Belmont National Bank (the “Bank”) and Belmont Financial Network. Material intercompany accounts and transactions have been eliminated.

Belmont Bancorp. and Subsidiaries
Consolidated Balance Sheets
(Unaudited) ($000s except share and per share amounts)

	September 30, 2002	December 31, 2001
Assets
Cash and due from banks	$11,724	$14,587
Federal funds sold	21,880	17,600

Cash and cash equivalents	33,604	32,187
Loans held for sale	837	534
Securities available for sale at fair value	115,138	125,551
Loans	124,594	115,674
Less allowance for loan losses	(4,858)	(5,310)

Net loans	119,736	110,364
Premises and equipment, net	6,247	6,532
Deferred federal tax assets	4,388	7,998
Cash surrender value of life insurance	1,258	1,205
Accrued income receivable	1,582	1,541
Other assets	3,237	2,944

Total assets	$286,027	$288,856

Liabilities and Shareholders’ Equity
Liabilities
Non-interest bearing deposits:
Demand	$28,208	$30,654
Interest-bearing deposits:
Demand	27,224	27,647
Savings	90,343	78,454
Time	82,768	101,731

Total deposits	228,543	238,486
Securities sold under repurchase agreements	1,287	647
Long-term borrowings	20,000	20,000
Accrued interest on deposits and other borrowings	418	652
Other liabilities	2,607	3,225

Total liabilities	252,855	263,010

Shareholders’ Equity
Preferred stock—authorized 90,000 shares with no par value; no shares issued or outstanding	—	—
Common stock—$0.25 par value, 17,800,000 shares authorized; 11,153,195 shares issued	2,788	2,788
Additional paid-in capital	17,531	17,506
Treasury stock at cost (44,792 shares at 9/30/02 and 51,792 shares at 12/31/01)	(1,009)	(1,170)
Retained earnings	12,469	8,100
Accumulated other comprehensive income (loss)	1,393	(1,378)

Total shareholders’ equity	33,172	25,846

Total liabilities and shareholders’ equity	$286,027	$288,856

See the Notes to the Consolidated Financial Statements.

Belmont Bancorp. and Subsidiaries
Consolidated Statements of Income
(Unaudited) ($000s except per share amounts)

	For the Three Months Ended September 30,
	2002	2001
Interest and Dividend Income
Loans:
Taxable	$2,267	$2,474
Tax-exempt	44	51
Securities:
Taxable	1,280	1,179
Tax-exempt	211	460
Dividends	51	80
Interest on federal funds sold	59	177

Total interest and dividend income	3,912	4,421

Interest Expense
Deposits	1,321	2,186
Other borrowings	239	260

Total interest expense	1,560	2,446

Net interest income	2,352	1,975
Provision for loan losses	(500)	—

Net interest income after provision for loan losses	2,852	1,975

Noninterest Income
Trust fees	109	146
Service charges on deposits	232	248
Other operating income	170	236
Securities gains (losses)	121	(121)
Gains on sale of loans and loans held for sale	38	127

Total noninterest income	670	636

Noninterest Expense
Salary and employee benefits	1,137	1,179
Net occupancy expense of premises	220	219
Equipment expenses	230	228
Legal fees	153	962
Legal settlements expense	12	18
Other operating expenses	930	940

Total noninterest expense	2,682	3,546

Income (loss) before income taxes	840	(935)
Income Tax Expense (Benefit)	151	(473)

Net income (loss)	$689	($462)

Earnings (loss) per common share:
Basic	$0.06	($0.04)
Diluted	$0.06	($0.04)

See the Notes to the Consolidated Financial Statements.

Belmont Bancorp. and Subsidiaries
Consolidated Statements of Income
(Unaudited) ($000s except per share amounts)	For the Nine Months Ended September 30,
	2002	2001
Interest and Dividend Income
Loans:
Taxable	$6,465	$7,842
Tax-exempt	133	158
Securities:
Taxable	3,779	3,667
Tax-exempt	818	1,480
Dividends	145	197
Interest on federal funds sold	204	510

Total interest and dividend income	11,544	13,854

Interest Expense
Deposits	4,172	6,910
Other borrowings	706	780

Total interest expense	4,878	7,690

Net interest income	6,666	6,164
Provision for loan losses	(500)	—

Net interest income after provision for loan losses	7,166	6,164

Noninterest Income
Trust fees	359	453
Service charges on deposits	677	669
Legal settlements	6,311	—
Other operating income	522	562
Securities gains (losses)	27	(117)
Gains on sale of loans and loans held for sale	143	153

Total noninterest income	8,039	1,720

Noninterest Expense
Salary and employee benefits	3,509	3,480
Net occupancy expense of premises	669	673
Equipment expenses	696	674
Legal fees	1,001	1,647
Legal settlements expense	606	18
Other operating expenses	2,545	2,468

Total noninterest expense	9,026	8,960

Income (loss) before income taxes	6,179	(1,076)
Income Tax Expense (Benefit)	1,674	(954)

Net income (loss)	$4,505	($122)

Earnings (loss) per common share:
Basic	$0.41	($0.01)
Diluted	$0.40	($0.01)

See the Notes to the Consolidated Financial Statements.

Belmont Bancorp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2002 and 2001
(Unaudited) ($000’s)

	2002	2001
Cash from Operating Activities	$6,010	$32
Investing Activities
Proceeds from:
Maturities and calls of securities	14,425	5,480
Sales of securities available for sale	33,016	10,159
Principal collected on mortgage-backed securities	19,700	19,600
Sales of loans	336	—
Sales of other real estate owned	270	551
Sales of premises and equipment	—	11
Purchases of:
Securities available for sale	(53,512)	(46,882)
Premises and equipment	(225)	(347)
Changes in:
Loans, net	(9,325)	13,235

Cash from investing activities	4,685	1,807

Financing Activities
Changes in:
Deposits	(9,943)	4,295
Repurchase agreements	640	(363)
Exercise of stock options	25	—

Cash from financing activities	(9,278)	3,932

Increase (Decrease) in Cash and Cash Equivalents	1,417	5,771
Cash and Cash Equivalents, Beginning of Year	32,187	26,000

Cash and Cash Equivalents at September 30	$33,604	$31,771

Cash payments for interest totaled $5,112,000 and $7,689,000 for the nine months ended September 30, 2002 and 2001, respectively. No payments for taxes were made during 2002 or 2001.

Transfers from loans to other real estate owned totaled $170,000 and $267,000 for the nine months ended September 30, 2002 and 2001, respectively.

See the Notes to the Consolidated Financial Statements.

Belmont Bancorp. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited) ($000s)

	Three Months Ended September 30,
	2002	2001
Balance, beginning of period	$31,147	$26,742
Comprehensive income:
Net income (loss)	689	(462)
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	1,328	809

Total comprehensive income	2,017	347
Common stock options granted/vested	8	11

Balance, end of period	$33,172	$27,100

	Nine Months Ended September 30,
	2002	2001
Balance, beginning of period	$25,846	$25,602
Comprehensive income:
Net income (loss)	4,505	(122)
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	2,771	1,538

Total comprehensive income	7,276	1,416
Stock options exercised	25	—
Common stock options granted/vested	25	82

Balance, end of period	$33,172	$27,100

See the Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

The foregoing financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring items necessary for a fair presentation of the financial statements have been included. This report on Form 10-Q should be read in conjunction with the Company’s report on Form 10-K for the year ended December 31, 2001. A summary of the Company’s significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the Company’s Annual Report and Form 10-K for the year ended December 31, 2001.

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

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141. “Business Combinations.” SFAS No. 141 requires all business combinations within its scope to be accounted for using the purchase method, rather than the pooling-of-interests method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The adoption of this statement will only impact the Company’s financial statements if it enters into a business combination.

Also in June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which addresses the accounting for such assets arising from prior and future business combinations. Goodwill arising from business combinations is no longer amortized, but rather is assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Other identified intangible assets, such as core deposit intangible assets, will continue to be amortized over their estimated useful lives. The adoption of this Statement does not currently impact the Company’s financial statements, as it has no unidentified intangible assets related to prior business combinations.

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS 143 is effective for fiscal years beginning after June 15, 2002, and establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets in the period in which they are incurred. The adoption of the statement is not expected to have a material effect on the Company.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment and disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The adoption of this statement has not materially affected the Company’s financial position and results of operations.

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses the timing of recognition of a liability for exit and disposal costs at the time a liability is incurred, rather than at a plan commitment date, as previously required by GAAP. Exit or disposal costs will be measured at fair value, and the recorded liability will be subsequently adjusted for changes in estimated cash flows. The adoption of the statement is not expected to have a material effect on the Company.

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions.” SFAS No. 147 is effective October 1, 2002, and may be early applied. SFAS No. 147 supersedes SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions.” SFAS No. 147 provides guidance on the accounting for the acquisition of a financial institution, and applies to all such acquisitions except those between two or more mutual enterprises. Under SFAS No. 147, the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a financial institution business combination represents goodwill that should be accounted for under SFAS No. 142, “Goodwill and Other Intangible Assets.” If certain criteria are met, the amount of the unidentifiable intangible asset resulting from prior financial institutions acquisitions is to be reclassified to goodwill upon adoption of this Statement. Financial institutions meeting conditions outlined in SFAS No. 147 are required to restate previously issued financial statements. The objective of the restatement is to present the balance sheet and income statement as if the amount accounted for under SFAS No. 72 as an unidentifiable intangible asset had been reclassified to goodwill as of the date the Company adopted SFAS No. 142. Adoption of SFAS No. 147 on October 1, 2002 did not have an effect on the Company’s consolidated financial position or results of operations.

While management monitors the revenue streams of the various Company products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company’s service operations are considered by management to be aggregated in one reportable operating segment.

Average shares outstanding used to compute basic and diluted earnings per share differ due to stock option grants. However for 2001, basic and diluted shares were equal as a result of the net losses reported for these periods. The average number of shares outstanding used to compute basic and diluted earnings per share was as follows:

Average shares outstanding	Basic	Diluted
For the three months ended September 30, 2002	11,108,403	11,154,878
For the three months ended September 30, 2001	11,101,403	11,101,403
For the nine months ended September 30, 2002	11,104,634	11,149,927
For the nine months ended September 30, 2001	11,101,403	11,101,403

2.    Securities

The estimated fair values of securities were as follows:

	September 30, 2002
(Expressed in thousands)	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$31,404	$519	$8
Tax-exempt obligations of states and political subdivisions	3,694	224	36
Taxable obligations of states and political subdivisions	18,029	584	0
Mortgage-backed securities	32,815	902	106
Asset-backed securities	1,000	0	0
Collateralized mortgage obligations	10,051	392	2
Corporate debt	11,900	190	668

Total debt securities	108,893	2,811	820
Marketable equity securities	6,245	120	0

Total available for sale	$115,138	$2,931	$820

	December 31, 2001
(Expressed in thousands)	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$13,730	$54	$47
Tax-exempt obligations of states and political subdivisions	29,576	105	2,307
Taxable obligations of states and political subdivisions	7,251	58	70
Mortgage-backed securities	39,273	452	173
Collateralized mortgage obligations	18,770	323	33
Corporate debt	12,851	42	584

Total debt securities	121,451	1,034	3,214
Marketable equity securities	4,100	112	20

Total available for sale	$125,551	$1,146	$3,234

3.    Loans and Allowance for Loan Losses

Loans outstanding are as follows:

(Expressed in thousands)	September 30, 2002	December 31, 2001
Real estate—construction	$4,580	$3,318
Real estate—mortgage	47,313	38,701
Real estate—secured by nonfarm, nonresidential property	41,562	35,892
Commercial, financial and agricultural	25,370	31,306
Obligations of political subdivisions in the U.S.	2,615	2,779
Installment and credit card loans to individuals	3,154	3,678

Loans receivable	$124,594	$115,674

Non-accruing loans amounted to $1,964,000 at September 30, 2002 and $2,558,000 at December 31, 2001. Generally, non-accruing loans are considered impaired and are also included in the impaired loan table below. Loans past due 90 days and still accruing interest were $19,000 at September 30, 2002 and $187,000 at December 31, 2001.

Impaired loans were as follows:

(Expressed in thousands)	September 30, 2002	December 31, 2001
Impaired loans with no allocated allowance for loan losses	$95	$124
Impaired loans with allocated allowance for loan losses	3,867	5,822

Total	$3,962	$5,946

Amount of the allowance for loan losses allocated	$1,101	$1,115
Average impaired loans	4,858	7,429
Interest income recognized during impairment	93	4
Cash-basis interest income recognized	93	4

Activity in the allowance for loan losses is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
(Expressed in thousands)	2002	2001	2002	2001
Balance, beginning of period	$5,250	$6,002	$5,310	$7,667
Provision for loan losses	(500)	0	(500)	0
Loans charged-off	(71)	(241)	(228)	(2,336)
Recoveries on loans previously charged-off	179	120	276	550

Net (charge-offs) recoveries	108	(121)	48	(1,786)

Balance, end of period	$4,858	$5,881	$4,858	$5,881

The loan charge-offs recorded during the nine months ended September 30, 2002 and 2001 were principally for loans for which the Company had previously established specific reserves. The entire allowance represents a valuation reserve which is available for future charge-offs.

4.    Shareholders’ Equity and Regulatory Matters

On November 12, 2002, the Bank received written notifications, dated October 3, 2002, from the Office of the Comptroller of the Currency terminating the Consent Order dated August 3, 1999, and the Memorandum of Understanding dated July 25, 2001, previously described in its Annual Report on Form 10-K and its Quarterly Report for the period ending June 30, 2001. The Company continues to operate under an agreement with the Federal Reserve Bank of Cleveland, the Company’s primary regulator. However, management expects this agreement will be formally terminated during the fourth quarter of 2002.

5.    Stock Options

On May 21, 2001, the Company’s shareholders approved the Belmont Bancorp. 2001 Stock Option Plan (the “Plan”). The Plan authorized the granting of up to 1,000,000 shares of common stock as incentive and nonqualified stock options. Since the Plan’s adoption, the Board of Directors has granted options to purchase shares of common stock at an exercise price ranging from $2.00 to $4.70 to certain employees and officers of the Company. Generally, one fourth of the options awarded become exercisable on each of the four anniversaries of the date of grant. However, some of the options granted in 2001 vested immediately on the date of the grant with the remaining amount vesting over the next three to four years. The option period expires 10 years from the date of grant.

The following is a summary of the activity in the Plan for the nine months ended September 30, 2002:

	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, January 1, 2002	779,000	221,000	$3.26
Forfeitures	53,000	(53,000)	$3.79
Exercised	—	(7,000)	$3.60
Granted	(25,000)	25,000	$4.06

Balance, September 30, 2002	807,000	186,000	$3.17

The Company accounts for the stock options under Accounting Principles Board Opinion No. 25, which requires expense recognition only when the exercise price is less than the market value of the underlying stock at the measurement date. Compensation expense of $25,000 was recognized for the nine months ended September 30, 2002 and $82,000 for the comparable period during 2001 to reflect the impact of granting certain options below their market price.

SFAS No. 123 requires pro forma disclosures for companies that do not adopt its fair value accounting method for stock-based compensation. Instead, pro forma information for net income and basic and diluted earnings per common share will be provided in the notes to the financial statements as if the fair value method had been used. During the first nine months of 2002 and 2001, pro forma expense was not considered significant, but the Company anticipates that pro forma expense will increase and will be disclosed in future periods. For the year ended 2001, the Company reported a net loss of $415,000. A pro forma loss of $471,000 would have been recorded had the fair value of the options been expensed in the consolidated financial statements.

6.    Comprehensive Income

The components of other comprehensive income were as follows:

	Nine months ended September 30,
(Expressed in thousands)	2002	2001
Unrealized holding gains arising during the period	$4,225	$2,213
Reclassification adjustment	(27)	117

Net gains arising during the period	4,198	2,330
Tax effect	(1,427)	(792)

Other comprehensive income	$2,771	$1,538

	Three months ended September 30,
(Expressed in thousands)	2002	2001
Unrealized holding gains arising during the period	$2,133	$1,105
Reclassification adjustment	(121)	121

Net gains arising during the period	2,012	1,226
Tax effect	(684)	(417)

Other comprehensive income	$1,328	$809

7.    Litigation

The Company and its subsidiaries have been named as defendants in legal actions as disclosed herein, in the Company’s Annual Report to Shareholders and Form 10-K for the year ended December 31, 2001, and in the quarterly reports on Form 10-Q for the periods ended March 31, 2002 and June 30, 2002. Management believes, based on the advice of counsel, that no accrual for loss is necessary. For the quarterly period ended September 30, 2002, there have been no reportable events or material developments other than those described herein.

As initially disclosed in the 10-K Report for the year ended December 31, 2001 and in the quarterly report on Form 10-Q for the period ended March 31, 2002, an action was filed by BVM Hospitality, Inc., Kiran Patel, Raman Patel and Chandra Patel, on October 22, 2001 in the United States District Court for the Northern District of Ohio. The claim against the Bank, four of its directors and one of its officers alleged that the Bank declined to extend credit based upon national origin. Plaintiffs seek $628,508 in compensatory damages and $500,000 in punitive damages. During the first quarter of 2002, the Court denied the Company’s motion to dismiss due to improper venue. Fact discovery is ongoing. The Court issued a revised Scheduling Order, which set a non-expert discovery cut-off of September 13, 2002, an expert discovery cut-off of December 30, 2002, and a deadline for dispositive motions of December 9, 2002. The revised Scheduling Order did not contain a trial date. On October 10, 2002, the Ohio Civil Rights Commission filed a complaint against the Bank arising out of the same matter pending in the Federal Court. An administrative hearing is set on that matter on April 8, 2003. The Company believes it has meritorious defenses to both actions and intends to vigorously defend the claims.

In February 2001, Belmont National Bank filed a foreclosure action in the Court of Common Pleas of Harrison County, Ohio, against Martin Snyder, et al., for loans Snyder had with the Bank. In May 2001, Snyder filed a lender liability counterclaim against the Bank which claims that through certain actions the Bank and its representatives caused Snyder’s business to fail and thereby “deprived defendants of their unfettered will.” Snyder seeks compensatory damages in excess of $25,000 and punitive damages to be determined at trial. During the past year, fact discovery has been ongoing by both sides, and a trial date has been scheduled for January 2003. The Bank believes it has meritorious defenses to this claim and intends to vigorously defend its claim should the case go to trial.

The following civil action is currently pending in the Circuit Court of Ohio County and is captioned Manuel A. Velez, DDS v Belmont Bancorp. d/b/a BNB, Civil Action No. 01-C-444. The nature of this litigation is a pro se complaint filed by Velez against Belmont National Bank with regard to the refinancing of a commercial loan. The suit alleges fraud and false misrepresentation as to the terms of the refinancing of the commercial loan, and seeks recission of the contract, compensatory damages in excess of $50,000, and punitive damages of $200,000, together with fees and costs. Velez filed his pro se complaint in October 2001, and Belmont Bancorp., d/b/a Belmont National Bank, filed a timely answer, as well as a counterclaim for a complaint on a promissory note as against the pro se plaintiff. This matter has been scheduled for trial to begin November 19, 2002. Belmont National Bank has filed a motion for summary judgement to dismiss this case, and a hearing is scheduled for November 15, 2002. The Bank believes it has meritorious defenses to this claim and intends to vigorously defend its claim should the case go to trial.

ITEM 2— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In addition to historic information, this report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements other than statements of historical fact, including statements regarding the Company’s expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Readers should not place undue reliance on forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, the Company disclaims any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur. Readers should also carefully review any risk factors described in Company reports filed with the Securities and Exchange Commission.

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

•
The Company has recognized substantial loan losses in past years, principally related to loans made under the direction of prior management. Although the Company has made significant reductions to nonperforming loans, the volume of classified loans remains high relative to the Company’s peers. While the Company has created what it believes are appropriate loan loss reserves, the Company could incur significant additional loan losses in future periods, particularly if general economic conditions or conditions in particular industries in which its loans are concentrated deteriorate.

•
The Company is subject to increasingly vigorous and intense competition from other banking institutions and from various financial institutions and other nonbank or non-regulated companies or firms that engage in similar activities. Many of these institutions have significantly greater resources than the Company.

•
Certain credit, market, operational, liquidity and interest rate risks associated with the Company’s business operations as well as changes in business and economic conditions, competition, fiscal and monetary policies and legislation could impact the future operations and performance of the Company.

RESULTS OF OPERATIONS

SUMMARY

For the nine months ended September 30, 2002, Belmont Bancorp. earned $4,505,000, or $0.40 per common share, compared to a loss of $122,000, or a loss of $0.01 per common share, for the first nine months of 2001. For the quarter ended September 30, 2002, the Company earned $689,000, or $0.06 per common share, compared to a net loss of $462,000, or a loss of $0.04 per common share for the third quarter of 2001. Included in earnings for the nine months ended September 30, 2002 are proceeds from settlements of legal matters including a derivative action and related litigation. Exclusive of settlement proceeds and related expenses, the Company would have reported net earnings of $1,084,000, or $0.10 per common share, for the nine months ended September 30. Earnings for the three months ended September 2002 were not impacted by the derivative settlement.

Average assets were unchanged at $284 million for the nine months ended September 30, 2002, compared to the same period of 2001. Average assets for the third quarter of 2002 were $284 million, down slightly from $285 million for the comparable period last year. Total assets at September 30, 2002 were $286 million compared to $289 million at December 31, 2001.

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

Throughout the second and third quarter of 2002, yields on U.S. Treasury securities across the maturity spectrum remained low relative to historical levels. This impacts the Company through loan refinancing activity, reinvestment opportunities in loans and investments, and financing costs on its deposit base. The taxable equivalent net interest margin was 3.72% for the third quarter of 2002, up from 3.43% for the first quarter of 2002 and 3.65% for the second quarter of 2002. The net interest margin for the third quarter of 2001 was 3.35%. The net interest rate spread (the difference between the average yields on earning assets and interest-bearing liabilities) was 3.30% for the third quarter of 2002 compared to 2.86% for the comparable period of 2001. The taxable equivalent yield on earning assets declined to 6.08% from 7.08%, a decrease of 100 basis points, during the third quarter of 2002 compared to the third quarter of 2001. This decline was offset by a decrease of 144 basis points in the cost of interest-bearing liabilities to 2.78% from 4.22%. The declines in yields on earning assets and the cost of funds reflect the precipitous drop in interest rates throughout 2001 and 2002. Most notably the targeted federal funds rate set by the Federal Open Market Committee (the “FOMC”) fell from 6.50% at the beginning of 2001 to 1.75% by the end of 2001, and the prime-lending rate declined from 9.50% to 4.75% during 2001. In November 2002, the FOMC further reduced the targeted federal funds rate by 0.50% to 1.25%.

Net interest income increased by $502,000 for the first nine months of 2002 compared to the same period last year as average earning assets increased $3.7 million to $264 million for the first nine months of 2002. The yield on earning assets decreased from 7.49% to 6.07%, and the cost of interest bearing liabilities decreased from 4.47% to 2.91%. The taxable equivalent net interest margin improved to 3.60% for the first nine months of 2002 compared to 3.54% for the same period in 2001.

OTHER OPERATING INCOME

Changes in various categories of other income are depicted in the following table:

	Three months ended September 30,			Nine months ended September 30,
(Expressed in thousands)	2002	2001	% Change	2002	2001	% Change
Trust fees	$109	$146	-25.3%	$359	$453	-20.8%
Service charges on deposits	232	248	-6.5%	677	669	1.2%
Legal settlements	0	0	na	6,311	0	na
Earnings on bank-owned life insurance	17	54	-68.5%	52	162	-67.9%
Gain on sale of loans and loans held for sale	38	127	-70.1%	143	153	-6.5%
Other income (individually less than 1% of total income)	153	182	-15.9%	470	400	17.5%

Subtotal	549	757	-27.5%	8,012	1,837	336.1%
Securities gains (losses)	121	(121)	200.0%	27	(117)	123.1%

Total	$670	$636	5.3%	$8,039	$1,720	367.4%

Included in noninterest income for the first nine months of 2002 was $6.3 million in proceeds from legal settlements. During December 2001, the Company reached a comprehensive legal settlement wherein the Company resolved five lawsuits, including a costly derivative action. Each case, concluded as a result of the comprehensive settlement, was either directly or indirectly related to losses incurred by the Company during 1998 and 1999 for commercial loans to Schwartz Homes, Inc., formerly the Bank’s largest commercial borrower, and an interim-lending program offered by the Bank to customers of Schwartz Homes, Inc. Schwartz Homes, Inc. filed bankruptcy during 1999 and was subsequently liquidated.

As a result of the settlement during the first quarter of 2002, the Company received a pre-tax payment from its former independent audit firm in the amount of $2.2 million and a pre-tax payment of $1.7 million settling claims against certain current and former directors of the Company. The settlement concluded during April 2002 when the Bank received the last payment of the settlement from Progressive Insurance, its former carrier for directors and officers liability insurance and fidelity bond insurance. The gross amount of Progressive’s payment to the Company was $2.4 million. All payments received and recorded by the Company for the comprehensive settlement, except for $675,000 received from Progressive for its fidelity bond policy, were net of plaintiff’s attorneys fees and costs; those fees and costs were approximately $3.6 million. Operating results for the third quarter of 2002 were not affected by the settlement.

Trust fees were down in both the quarterly and year-to-date periods presented. The overall decline in the valuation of the stock market impacts trust fees since most fees are assessed based on the market value of assets held in the trust accounts. Also, a trust with assets of $9 million was closed during the second quarter of 2002. Year-to-date results for the nine months ended 2001 also included a one-time executor fee in the amount of $25,000.

Service charges on deposits increased 1.2% from $669,000 to $677,000 during the nine months ended September 30, 2002 principally due to the reduction in the earnings credit allowance rate provided for certain business accounts. The earnings allowance provides a reduction to customers’ service charges based on deposit balances maintained; a lower earnings credit rate results in higher service charge income for the Bank unless customers increase their deposit balances to compensate for the lower rate.

Earnings on bank-owned life insurance policies declined $110,000, or 67.9%, during the comparative year-to-date reporting periods due to the redemption of approximately $3.4 million in officer life insurance policies during December 2001.

During 2001 and 2002, the Company’s mortgage lending volume increased due to refinancing activity related to lower mortgage interest rates and also due to new correspondent mortgage lending relationships established with other financial institutions. Through these relationships the Bank provides underwriting and documentation preparation for the correspondent, and in some instances, purchases the mortgage loans originated by the correspondent for subsequent sale in the secondary market. The gain on sale of loans held for sale during the nine months ended September 30, 2002 included $90,000 in capitalized mortgage servicing rights for loans sold in the secondary market compared to $133,000 for the comparable period last year.

Other income includes, among other miscellaneous items, commissions and fees unrelated to loan origination, brokerage fees, loan documentation preparation fees, rental income, mortgage servicing income, and check printing charges. Other income increased 17.5% from $400,000 for the nine months ended September 30, 2001 to $470,000 for the comparative period of 2002. Contributing to this increase were increases in mortgage servicing fees, safe deposit box rents and commissions on ATM transactions.

During the three months ended September 30, 2002, the Company sold approximately $17 million in tax-exempt municipal bonds for gains of $119,000. In addition, approximately $6.5 million in bonds were called or matured resulting in a gain of $2,000. The sale of the tax-exempt municipal bonds was a continuation of the Company’s efforts to minimize interest rate risk exposure in long-term investments and to increase taxable income. The Company continues to have sizable tax loss carryforwards. Since December 31, 2001, the Company has reduced its tax-exempt municipal bond portfolio from approximately $29.6 million to $3.7 million at September 30, 2002. Securities losses recorded during the three months ended September 30, 2001 included a writedown in book value of $113,000 for a financial institution stock owned by the Company. The Company’s basis in the stock, Progress Financial Corporation, was considered impaired by Management given financial problems experienced by that corporation.

OPERATING EXPENSES

The following table shows the dollar amounts and percentage changes in various components of operating expenses.

	Three months ended September 30,			Nine months ended September 30,
(Expressed in thousands)	2002	2001	% Change	2002	2001	% change
Salaries and wages	$908	$945	-3.9%	$2,813	$2,747	2.4%
Employee benefits	229	234	-2.1%	696	733	-5.0%
Occupancy expense	220	219	0.0%	669	673	-0.7%
Furniture and equipment expense	230	228	0.9%	696	674	3.3%
Legal fees	153	962	-84.1%	1,001	1,647	-39.2%
Legal settlements	12	18	-33.3%	606	18	3266.7%
Insurance, including federal deposit insurance	141	148	-4.7%	439	443	-0.9%
Examinations and audits	100	126	-20.6%	354	322	9.9%
Telecommunication expense	38	42	-9.5%	119	126	-5.6%
Taxes other than payroll and real estate	53	61	-13.1%	171	170	0.6%
Supplies and printing	50	44	13.6%	154	147	4.8%
Amortization of mortgage servicing rights	151	111	36.0%	227	111	104.5%
Other (individually less than 1% of total income)	397	408	-2.5%	1,081	1,149	-5.8%

Total	$2,682	$3,546	-24.4%	$9,026	$8,960	0.7%

The employee count at the end of September 2002 totaled 132 full time equivalent employees (“FTEs”), down from 142 FTEs at the end of September 2001. The average number of FTEs for 2002 through September was 132 versus 138 for the same period during 2001. The increase in salaries and wages for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 was principally the result of incentive compensation paid during 2002 and merit increases. Compensation cost associated with the grant of stock options was $25,000 for the nine months ended September 30, 2002 and $82,000 for the same period last year.

Employee benefits for the nine months ended September 30, 2002 include approximately $55,000 in costs associated with expenses related to former executives of the Company in connection with the comprehensive legal settlement previously described. These costs include payroll taxes associated with the payment of various compensation plans and a contribution to the Company’s 401(k) plan for the benefit of one of the former executives. However, these one time costs were offset by the elimination of benefit liabilities previously recorded for discontinued deferred compensation programs for directors and the unused portion of moving expenses previously accrued for a former executive.

Legal fees decreased to $153,000 for the three months ended September 30, 2002 compared to $962,000 for the same period in 2001 principally as a result of the settlement of the derivative action previously discussed. For the first nine months of 2002, the Company incurred legal expenses of $1,001,000 compared to $1,647,000 for the nine months ended September 30, 2001.

Legal settlements expense for the first nine months of 2002 totaled $606,000 and includes $179,000 in settlement charges related to the comprehensive legal settlement previously described. The remaining settlement charges relate to various claims against the Company described under Item 1—“Legal Proceedings” below and in the Company’s Annual Report to Shareholders and Form 10-K for the year ended December 31, 2001.

Insurance, including FDIC costs, were down slightly from the nine months ended 2002 compared to 2001. The Company expects to realize substantial reductions in FDIC costs beginning in 2003.

Examination and audit costs increased by $32,000 for the nine months ended September 30, 2002 compared the same period last year. The Company expects to realize a reduction in its regulatory examination fees beginning in 2003 because of its improved regulatory risk profile. The Company recently initiated a new internal risk management function within the organization and will internalize and transition previously outsourced internal audit, loan review and compliance functions. This change is expected to reduce examination and audit costs but salaries, benefits and other costs will offset the reduction.

Amortization of mortgage servicing rights totaled $227,000 for the nine months ended September 30, 2002 compared to $111,000 for the comparable period last year. Amortization expense included $109,000 for the third quarter of 2002 to establish a valuation allowance to reduce the carrying amount of mortgage servicing rights to its estimated fair value at September 30, 2002; these rights are valued at $277,000 and represents a 46 basis point capitalization rate on a mortgage servicing portfolio of approximately $60 million. Refinancing activity has accelerated rapidly due to the decline in home mortgage interest rates. The volume of mortgage loan originations has also picked up considerably, and the volume of loans serviced for the secondary market by the Bank has increased from $57.5 million to $60 million since the end of 2001. The Company sells many of its new mortgage loan originations in the secondary market with servicing retained to eliminate interest rate risk associated with fixed rate, long-term assets and to improve its non-interest income.

Other expenses declined $67,000, or 5.8%, to $1,081,000 for the nine months ended September 30, 2002 compared $1,148,000 for the same period last year. A reduction of $135,000 in consulting expense for the comparative periods was the principal reason for the decline; consulting expense associated with litigation totaled $131,000 for the nine months of 2001.

FINANCIAL CONDITION

SECURITIES

The estimated fair value of securities available for sale at September 30, 2002 and December 31, 2001 are detailed in Note 2 of the quarterly financial statements.

At September 30, 2002, the Company did not own any investments of a single issuer, the value of which exceeded 10% of total shareholders’ equity, or $3,317,000, except for stock in the Federal Home Loan Bank of Cincinnati. The book value and estimated fair value of this stock was $3,415,000 at September 30, 2002.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The Company provides as an expense an amount that reflects the change in probable loan losses. This provision is based on several factors including the growth of the loan portfolio and on historical loss experience. The expense is called the provision for loan losses in the Consolidated Statements of Income. Actual losses on loans are charged against the allowance established on the Consolidated Balance Sheets through the provision for loan losses.

Details of the activity in the Allowance for Loan Losses for the third quarter and nine months of 2002 and 2001 are included in Note 3 of the quarterly financial statements. A negative provision for loan losses in the amount of $500,000 was recorded during the third quarter of 2002 to reduce the level of the allowance for loan losses based on improvements in the performance of the loan portfolio and a reduction in the amount of reserves required from the previous quarter end. The following table depicts various loan and loan-related statistics.

	Three months ended September 30,		Nine months ended September 30,
(Expressed in thousands)	2002	2001	2002	2001
Loans outstanding	$124,594	$114,589	$124,594	$114,589
Average loans	$120,730	$118,300	$117,291	$123,367
Annualized net charge offs (recoveries) as a percent of:
Average loans	-0.36%	0.41%	-0.05%	1.93%
Allowance for loan losses	-8.89%	8.23%	-1.32%	40.49%
Allowance for loan losses to:
Total loans at end of period	3.90%	5.13%	3.90%	5.13%
Non-performing assets	244.37%	109.43%	244.37%	109.43%

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

Non-performing assets (Expressed in thousands)	September 30, 2002	December 31, 2001
Non-accrual loans	$1,964	$2,558
Loans 90 days or more past due but accruing interest	19	187
Other real estate owned	5	104

Total	$1,988	$2,849
Non-performing assets as a percent of total assets	0.7%	1.0%

Details of impaired loans and related information are included in Note 3 of the quarterly financial statements.

In addition to the schedule of non-performing assets, management prepares a watch list consisting of loans that they have determined require closer monitoring to further protect the Company against loss. At September 30, 2002, the balance of loans and available credit classified by management as substandard due to delinquency, a change in financial position, or other factors and not included as non-performing assets totaled $14,052,000, down from $15,733,000 at September 30, 2001. Of these loans, none were classified as doubtful at September 30, 2002.

LOAN CONCENTRATIONS

The Company uses the Standard Industry Code (SIC) system to determine concentrations of credit risk by industry. No aggregate loan balances based on a single SIC classification exceeded 10% of total loans.

The Company also measures concentrations of credit based on the outstanding loan balances and credit facilities available to an industry as a percentage of the Bank’s Tier 1 capital. Tier 1 capital consists principally of shareholders’ equity less goodwill and deferred tax assets. Concentrations exceeding 25% of Tier 1 capital are detailed in the following tables.

(Expressed in thousands)	September 30, 2002		December 31, 2001
Industry	Loan Balance and Available Credit	% of Tier 1 Capital	Loan Balance and Available Credit	% of Tier 1 Capital
Real estate—operators of nonresidential buildings	$8,541	33.7%	$7,520	40.9%

DEFERRED FEDERAL TAX ASSETS

Deferred federal tax assets declined from approximately $8.0 million at December 31, 2001 to $4.4 million at September 30, 2002. The deferred federal tax assets include significant balances related to tax loss carryforwards and tax credits. The gross legal settlements received during the first six months of 2002 generated taxable income of approximately $6.3 million that utilized a portion of the tax loss carryforwards contributing to the reduction of the deferred federal tax asset balance. Also contributing to the decline in net deferred tax assets was the improvement in the estimated market value of securities available for sale. Since December 31, 2001, the tax effect of the change in unrealized gains and losses on the portfolio has reduced deferred tax assets by $1.4 million because the estimated market value of the portfolio compared to amortized cost had improved by $4.2 million.

Because the Company still has sizeable tax loss carryforwards, the Company continues to reduce sources of tax-exempt income principally through the sale of tax-exempt bonds.

OTHER LIABILITIES

Other liabilities declined from $3.2 million at December 31, 2001 to $2.6 million at September 30, 2002. Other liabilities include amounts for various accrued expenses, accounts payable, funds owed for securities traded but not yet settled, and obligations related to compensation plans. The decline in other liabilities for the comparative periods presented was due to lower legal expense accruals and the termination of certain compensation plans as a result of the comprehensive legal settlements previously discussed.

LONG TERM BORROWINGS

Long term borrowings consist of two $10 million advances from the Federal Home Loan Bank of Cincinnati (the “FHLB”) that initially had fixed interest rates. These advances have a ten-year final maturity and are due in 2008. The FHLB has a quarterly option to convert the advances to a floating rate based on the 3 month LIBOR rate. If this option is exercised by the FHLB, the Bank may prepay the advance without penalty in full or in part. Currently, the average interest rate on the advances is 4.66%.

CAPITAL RESOURCES

The Company and Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines, and for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet various capital requirements can initiate regulatory action. Prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.

As described in Note 4 of the quarterly financial statements, on November 12, 2002, the Bank received written notifications, dated October 3, 2002, from the Office of the Comptroller of the Currency terminating the Consent Order dated August 3, 1999, and the Memorandum of Understanding dated July 25, 2001, previously described in its Annual Report on Form 10-K and its Quarterly Report for the period ending June 30, 2001. Accordingly, the Bank meets the requirements of a well capitalized bank under prompt corrective action regulations.

The Company continues to operate under an agreement with the Federal Reserve Bank of Cleveland, the Company’s primary regulator. However, management expects this agreement will also be formally terminated during the fourth quarter of 2002.

Tier 1 capital consists principally of shareholders’ equity less goodwill and a portion of deferred tax assets, while Tier 2 capital consists of certain debt instruments and a portion of the allowance for loan losses. Total capital consists of Tier 1 and Tier 2 capital. The following table depicts the capital ratios for the Bank and for the Company on a consolidated basis as of September 30, 2002.

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
As of September 30, 2002:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital to risk weighted assets:
Consolidated	$28,695	17.8%	$12,886	8.0%	$16,108	10.0%
Bank	27,404	16.7%	12,819	8.0%	16,024	10.0%
Tier 1 capital to risk weighted assets:
Consolidated	26,646	16.5%	6,443	4.0%	9,665	6.0%
Bank	25,314	15.4%	6,409	4.0%	9,614	6.0%
Tier 1 capital to average assets:
Consolidated	26,646	9.4%	11,297	4.0%	14,121	5.0%
Bank	25,314	9.2%	11,054	4.0%	13,818	5.0%

LIQUIDITY

Effective liquidity management involves ensuring that the cash flow requirements of depositors and borrowers, as well as the operating needs of the Company, are met. Funds are available through the operation of the Bank’s branch banking network that gathers demand and retail time deposits. The Bank also acquires funds through repurchase agreements and overnight federal funds that provide additional sources of liquidity. Total deposits decreased $9.9 million, or 4.2%, from December 31, 2001 to September 30, 2002. Since December 31, 2001, average quarterly deposits declined $3.1 million during the first quarter, $3.4 million during the second quarter, and $1.5 million during the third quarter of 2002. With the decline in interest rates during 2001, the banking industry has experienced a large amount of loan refinancing activity. The Bank has not aggressively priced offered rates for time deposits relative to its competitors due to available yields on investment alternatives and low loan demand. The Bank’s federal funds sold at September 30, 2002 totaled $21.9 million, up from $17.6 million at December 31, 2001.

Cash flows from the securities portfolio are also a source of liquidity. Securities available for sale decreased from $126 million at December 31, 2001 to $115 million at September 30, 2002. The fair value of the portfolio improved by $4.2 million since the end of 2001. Sales of tax-exempt municipal bonds totaled $28 million during the nine months ended September 30, 2002. Purchases during 2002 were primarily directed toward investments with relatively short average lives due to the low interest rate environment.

The Bank has an available line of credit with a correspondent bank totaling $4,100,000 that may be used as an alternative funding source. The Bank also has an unused credit line with the Federal Home Loan Bank for $20 million. All borrowings at the Federal Home Loan Bank are subject to eligible collateral requirements; at September 30, 2002, the Bank had sufficient eligible collateral to utilize the credit line.

The main source of liquidity for the parent company is dividends from the Bank. At September 30, 2002, the parent had cash and marketable securities with an estimated fair value of $1.5 million. The parent company does not have any debt to third parties. Management believes sufficient liquidity is currently available to meet estimated short-term and long-term funding needs for the Bank and the parent company. Liquidity may be impacted by the ability of the Company to generate future earnings.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 3 has been disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. There has been no material change in the disclosure regarding market risk.

ITEM 4.    CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Principal Financial and Accounting Officer have concluded, based on their evaluation within 90 days prior to the filing date of this quarterly report, that the Company’s disclosure controls and procedures are effective for the timely recording, processing, summarizing and reporting of the information required to be disclosed in reports filed under the Securities and Exchange Act of 1934.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II—OTHER INFORMATION

Item 1.    Legal proceedings

The Company and its subsidiaries have been named as defendants in legal actions as disclosed herein, in the Company’s Annual Report to Shareholders and Form 10-K for the year ended December 31, 2001, and in the quarterly reports on Form 10-Q for the periods ended March 31, 2002 and June 30, 2002. Management believes, based on the advice of counsel, that no accrual for loss is necessary. For the quarterly period ended September 30, 2002, there have been no reportable events or material developments other than those described herein.

As initially disclosed in the 10-K Report for the year ended December 31, 2001 and in the quarterly report on Form 10-Q for the period ended March 31, 2002, an action was filed by BVM Hospitality, Inc., Kiran Patel, Raman Patel and Chandra Patel, on October 22, 2001 in the United States District Court for the Northern District of Ohio. The claim against the Bank, four of its directors and one of its officers alleged that the Bank declined to extend credit based upon national origin. Plaintiffs seek $628,508 in compensatory damages and $500,000 in punitive damages. During the first quarter of 2002, the Court denied the Company’s motion to dismiss due to improper venue. Fact discovery is ongoing. The Court issued a revised Scheduling Order, which set a non-expert discovery cut-off of September 13, 2002, an expert discovery cut-off of December 30, 2002, and a deadline for dispositive motions of December 9, 2002. The revised Scheduling Order did not contain a trial date. On October 10, 2002, the Ohio Civil Rights Commission filed a complaint against the Bank arising out of the same matter pending in the Federal Court. An administrative hearing is set on that matter on April 8, 2003. The Company believes it has meritorious defenses to both actions and intends to vigorously defend the claims.

Although the following actions may not necessarily be required to be disclosed pursuant to Item 103 of Regulation S-K, the Company chose to disclose such actions in light of today’s current business environment and developments related to public companies in the interest of full disclosure.

In February 2001, Belmont National Bank filed a foreclosure action in the Common Pleas Court of Harrison County, Ohio, against Martin Snyder, et al., for loans Snyder had with the Bank. In May 2001, Snyder filed a lender liability counterclaim against the Bank which claims that through certain actions the Bank and its representatives caused Snyder’s business to fail and thereby “deprived defendants of their unfettered will.” Snyder seeks compensatory damages in excess of $25,000 and punitive damages to be determined at trial. During the past year, fact discovery has been ongoing by both sides, and a trial date has been scheduled for January 2003. The Bank believes it has meritorious defenses to this claim and intends to vigorously defend its claim should the case go to trial.

The following civil action is currently pending in the Circuit Court of Ohio County and is captioned Manuel A. Velez, DDS v Belmont Bancorp. d/b/a BNB, Civil Action No. 01-C-444. The nature of this litigation is a pro se complaint filed by Velez against Belmont National Bank with regard to the refinancing of a commercial loan. The suit alleges fraud and false misrepresentation as to the terms of the refinancing of the commercial loan, and seeks recission of the contract, compensatory damages in excess of $50,000, and punitive damages of $200,000, together with fees and costs. Velez filed his pro se complaint in October 2001, and Belmont Bancorp., d/b/a Belmont National Bank, filed a timely answer, as well as a counterclaim for a complaint on a promissory note as against the pro se plaintiff. This matter has been scheduled for trial to begin November 19, 2002. Belmont National Bank has filed a motion for summary judgement to dismiss this case, and a hearing is scheduled for November 15, 2002. The Bank believes it has meritorious defenses to this claim and intends to vigorously defend its claim should the case go to trial.

Item 2.    Changes in securities and use of proceeds

Not applicable

Item 3.     Defaults upon senior securities

Not applicable

Item 4.     Submission of matters to a vote of security shareholders

Not applicable

Item 5.     Other information

Not applicable

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits

3(i)	Articles of Incorporation (1)

3(ii)	Code of Regulations (2)

10.1	Employment Agreement dated December 15, 1999 between Wilbur R. Roat, Belmont Bancorp. and Belmont National Bank (3)

10.2	Employment Agreement dated April 16, 2001 between Michael Baylor, Belmont Bancorp. and Belmont National Bank (4)

10.3	Belmont Bancorp. 2001 Stock Option Plan (5)

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Belmont Bancorp. for the quarter ended September 30, 2002.

99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Belmont Bancorp. for the quarter ended September 30, 2002.

(1)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.
(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-2 filed with the Securities and Exchange Commission on November 16, 1999, and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Annual Report and Form 10-K for the year ended December 31, 1999 (Registration No. 0-12724) and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Annual Report and Form 10-K for the year ended December 31, 2001 (Registration No. 0-12724) and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Annual Report and Form 10-K for the year ended December 31, 2000 (Registration No. 0-12724) and incorporated herein by reference.

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELMONT BANCORP. (Registrant)

By:	/s/ WILBUR ROAT
Wilbur Roat President & Chief Executive Officer

By:	/s/ JANE MARSH
Jane Marsh Secretary (Principal Financial and Accounting Officer)
November 13, 2002

CERTIFICATIONS

I, Wilbur R. Roat, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Belmont Bancorp.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 13, 2002

/S/ WILBUR R. ROAT
Wilbur R. Roat President & Chief Executive Officer

I, Jane Marsh, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Belmont Bancorp.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 13, 2002

/S/ JANE MARSH
Jane Marsh (Principal Financial and Accounting Officer), and Secretary