Form 10-K
period 2002-12-31
BELMONT BANCORP
filed 2003-03-28
CIK 726294

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Registrant’s telephone number, including area code: (740) 695-3323

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.25 par value	NASDAQ Small Cap Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

State the aggregate market value of the voting stock held by nonaffiliates of the registrant at June 30, 2002: $53,654,000

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,108,403 shares

DOCUMENTS INCORPORATED BY REFERENCE:

Documents Incorporated by Reference: Portions of the Registrant’s proxy statement to be filed by April 30, 2003 are incorporated herein by reference into Items 10, 11, 12 and 13.

PART I

ITEM 1-BUSINESS

BELMONT BANCORP.

Belmont Bancorp., (the “Company” or “Belmont”), is a bank holding company which was organized under the laws of the State of Ohio in 1982. On April 4, 1984, Belmont Bancorp. acquired all of the outstanding capital stock of Belmont National Bank (“BNB” or the “Bank”), a banking corporation organized as a national banking association. BNB provides a variety of financial services and employs 144 people. In addition to the Bank, the Company owns Belmont Financial Network, Inc., a non-bank subsidiary (“BFN”).

BELMONT NATIONAL BANK

BNB provides a wide range of retail banking services to individuals and small to medium-sized businesses. These services include various deposit products, business and personal loans, residential mortgage loans, home equity loans, and other consumer oriented financial services including IRA and Keogh accounts, safe deposit and night depository facilities. BNB also owns automatic teller machines located at branches in Bellaire, Bridgeport, Woodsdale, Elm Grove, Cadiz, the Ohio Valley Mall, Plaza West, Shadyside, Schoenbrunn and New Philadelphia providing 24 hour banking service to our customers. BNB belongs to STAR Systems, Inc., a nationwide ATM network with thousands of locations nationwide. BNB offers a wide variety of fiduciary services. The trust department of the Bank administers personal trusts and estates.

BELMONT FINANCIAL NETWORK

On July 1, 1985, Belmont formed a subsidiary corporation, Belmont Financial Network, Inc. (“BFN”). BFN serves as a community development corporation by investing in a low-income housing project that provides low-income housing and historic tax credits.

SUPERVISION AND REGULATION

Belmont is supervised and examined by the Board of Governors of the Federal Reserve system under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The BHC Act requires the prior approval of the Federal Reserve Board for a bank holding company to acquire or hold more than a 5% voting interest in any bank, and restricts interstate banking activities. The BHC Act allows interstate branching by acquisitions anywhere in the country and acquisition and consolidation in those states that had not opted out by January 1, 1997.

The BHC Act restricts Belmont’s nonbanking activities to those which are determined by the Federal Reserve Board to be closely related to banking and a proper incident thereto. The BHC Act does not place territorial restrictions on the activities of nonbank subsidiaries of bank holding companies. Belmont’s banking subsidiary is subject to limitations with respect to transactions with affiliates.

The enactment of the Graham-Leach-Bliley Act of 1999 (the “GLB Act”) represented a pivotal point in the history of the financial services industry. The GLB Act swept away large parts of a regulatory framework that had its origins in the Depression Era of the 1930s. Effective March 11, 2000, new opportunities became available for banks, other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial services organization to offer customers a more complete array of financial products and services. The GLB Act provides a new regulatory framework for regulation through the financial holding company which has as its umbrella regulator the Federal Reserve Board. Functional regulation of the financial holding company’s separately regulated subsidiaries will be conducted by their primary functional regulator. The GLB Act requires “satisfactory” or higher Community Reinvestment Act compliance for insured depository institutions and their financial holding companies in order for them to engage in new financial activities. The GLB Act provides a federal right to privacy of non-public personal information of individual customers.

BNB’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). As a national bank, BNB is supervised and examined by the Office of the Comptroller of the Currency.

A substantial portion of the Company’s cash revenue is derived from dividends paid by its subsidiary bank. These dividends are subject to various regulatory restrictions as summarized in Note 15 of the Company’s Consolidated Financial Statements.

A fundamental principle underlying the Federal Reserve’s supervision and regulation of bank holding companies is that bank holding companies should be a source of managerial and financial strength to their subsidiary banks. Subsidiary banks in turn are to be operated in a manner that protects the overall soundness of the institution and the safety of deposits. Bank regulators can take various remedial measures to deal with banks and bank holding companies that fail to meet legal and regulatory standards.

The Financial Reform, Recovery and Enforcement Act of 1989 provides that a holding company’s controlled insured depository institutions are liable for any loss incurred by the FDIC in connection with the default of any FDIC-assisted transaction involving an affiliated insured bank or savings association. The Federal Deposit Insurance Corporation Improvement Act of 1991 created five capital-based supervisory levels for banks and requires bank holding companies to guarantee compliance with capital restoration plans of undercapitalized insured depository affiliates.

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

ITEM 2-PROPERTIES

DESCRIPTION OF PROPERTIES

BNB operates a network of twelve full service branches located in Belmont, Harrison and Tuscarawas Counties in Ohio and Ohio County in West Virginia. In addition to its main office in the Woodsdale section of Wheeling, West Virginia, BNB operates a branch in the Elm Grove section of Wheeling. Locations in Belmont County, Ohio include three branch offices in St. Clairsville and offices in Bridgeport, Lansing, Shadyside, and Bellaire. BNB’s West Main Street office in downtown St. Clairsville serves as the location for the Company’s and the Bank’s executive, administrative, finance and operations functions. The Harrison County branch is located in Cadiz, Ohio. In Tuscarawas County, Ohio, BNB operates two full service offices and one automated facility in New Philadelphia, Ohio.

All offices are owned by BNB except for the Ohio Valley Mall and Bellaire offices. The land for the Elm Grove office is also leased. The Ohio Valley Mall office lease expires in 2003 and contains a five year renewal option; BNB intends to exercise the renewal option during 2003. The Bellaire office lease expires in 2007 and contains a ten year renewal option. The land lease for the Elm Grove office expires in 2005 and provides for four, five year renewal options.

ITEM 3-LEGAL PROCEEDINGS

During December 2001, the Company reached a comprehensive legal settlement wherein five lawsuits were resolved, including a costly derivative action. Proceeds from the settlement totaled $6.3 million and were recorded during the first and second quarters of 2002. Each case, concluded as a result of the comprehensive settlement, was either directly or indirectly related to losses incurred by the Company during 1998 and 1999 for commercial loans to Schwartz Homes, Inc., formerly the Bank’s largest commercial borrower, and an interim-lending program offered by the Bank to customers of Schwartz Homes, Inc. Schwartz Homes,

Inc. filed bankruptcy during 1999 and was subsequently liquidated. All payments received and recorded by the Company for the comprehensive settlement, except for $675,000 received for its fidelity bond policy, were net of plaintiff’s attorneys fees and costs; those fees and costs were approximately $3.6 million. Mr. James J. Fleagane, the shareholder who commenced the derivative action on behalf of the Company, filed a motion in the derivative litigation seeking compensation for his time spent prosecuting the case. The Circuit Court of Ohio County, West Virginia, denied his request. In May 2002, Mr. Fleagane filed a Petition for Appeal to the West Virginia Supreme Court of Appeals, and in January 2003, the Court agreed to hear the appeal. The Company intends to vigorously oppose Mr. Fleagane’s request for payment.

In February 2001, Belmont National Bank filed a foreclosure action in the Common Pleas Court of Harrison County, Ohio against Martin Snyder, et al., for loans Snyder had with the Bank. In May 2001, Snyder filed a lender liability counterclaim against the Bank which claimed that through certain actions the Bank and its representatives caused Snyder’s business to fail and thereby “deprived defendants of their unfettered will.” Snyder sought compensatory damages in excess of $25,000 and punitive damages to be determined at trial. In December 2002, the parties agreed to settle this matter, and appropriate documentation is pending to formally dismiss the case.

In October 2001 in a civil action in the Circuit Court of Ohio County, West Virginia, Manuel A. Velez, DDS filed a pro se complaint against the Company doing business as Belmont National Bank with respect to the terms of refinancing of a commercial loan. The complaint sought recission of the contract, compensatory damages in excess of $50,000, and punitive damages of $200,000, together with fees and costs. The Company filed a timely answer and a counterclaim for a complaint on a promissory note as against the pro se plaintiff. This matter was scheduled for trial on November 19, 2002. The Company filed a motion for summary judgment to dismiss the case, and a hearing was scheduled for November 15, 2002. At that time, the matter was dismissed in favor of the Bank’s motion for summary judgment, and the dismissal judgment was entered in the Ohio County Clerk’s Office, West Virginia, on February 18, 2003.

In October 2001 in the United States District Court for the Northern District of Ohio, an action was filed by BVM Hospitality, Inc., Kiran Patel, Raman Patel and Chandu Patel against Belmont National Bank, four of its directors and one of its officers. The claim alleged that the Bank declined to extend credit based upon national origin. Plaintiffs sought $628,508 in compensatory damages and $500,000 in punitive damages. On October 10, 2002, the Ohio Civil Rights Commission filed a complaint against the Bank arising out of the same matter pending in the Federal Court. An administrative hearing originally set on that matter on April 8, 2003, was stayed pending the outcome of the civil matter. With discovery complete, both sides filed motions for summary judgment in the civil action. While the motions remained pending, on February 14, 2003, the parties agreed to settle all claims. Plaintiffs also agreed to take steps to withdraw or terminate the proceedings instituted by the Ohio Civil Rights Commission. As the parties finalized the settlement, and upon notice of the settlement, on February 20, 2003 the Court dismissed the civil case. The administrative action has not yet been dismissed.

Management believes, based on the advice of counsel, that no accrual for loss is necessary at year-end 2002. However, losses were reasonably possible and subsequent to December 31, 2002, settlements were reached in all cases (except for Mr. Fleagane’s Petition for Appeal previously described) resulting in charges during the first quarter of 2003 of approximately $50,000.

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5-MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDERS’ MATTERS

The number of shareholders of record for the Company’s stock as of March 14, 2003 was 1,044. The closing price of Belmont stock on March 13, 2003 was $5.20 per share.

Belmont Bancorp.’s common stock has a par value of $0.25 and, since October 1994, has been traded on the Nasdaq SmallCap market.

High and low market prices and dividend information for the past two years for Belmont’s common stock are depicted in the following tables.

2002				2001
Quarter	High	Low	Dividend per Share	Quarter	High	Low	Dividend per Share
1st	$5.000	$3.550	$0.000	1st	$4.625	$3.063	$0.000
2nd	$4.990	$3.950	0.000	2nd	$4.120	$3.500	0.000
3rd	$4.980	$3.510	0.000	3rd	$3.820	$2.400	0.000
4th	$4.720	$3.550	0.000	4th	$4.250	$2.400	0.000

Total			$0.000	Total			$0.000

Information regarding the limitations on dividends available to be paid can be located in Note 15 of the Notes to the Consolidated Financial Statements in the Company’s financial statements beginning on page F-1 (Item 8).

Treasury stock is accounted for using the cost method. There were 44,792 shares held in treasury on December 31, 2002 and 51,792 shares on December 31, 2001.

Equity Compensation Plan Information

The following table provides information as of December 31, 2002 with respect to shares of Belmont Bancorp. common stock that may be issued under our existing equity compensation plan.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	301,500	$3.74	691,500
Equity compensation plans not approved by security holders (2)	0	0	0

Total	301,500	$3.74	691,500

(1) Consists of the options issued under the Belmont Bancorp. 2001 Stock Option Plan approved by shareholders at the annual meeting held May 21, 2001. See Note 24 to the Consolidated Financial Statements for additional information.

(2) There are no equity compensation plans not approved by security holders.

ITEM 6-SELECTED FINANCIAL DATA

The data presented herein should be read in conjunction with the audited Consolidated Financial Statements beginning on page F-1.

Consolidated Five Year Summary of Operations

For the Years Ended December 31, 2002, 2001, 2000, 1999 and 1998

($000s except per share data)

	2002	2001	2000	1999	1998
Interest and dividend income	$15,277	$18,131	$19,137	$25,870	$30,787
Interest expense	6,360	9,810	10,702	15,609	16,480

Net interest income	8,917	8,321	8,435	10,261	14,307
Provision for loan losses	(1,029)	(600)	242	15,877	12,882

Net interest income after provision for loan losses	9,946	8,921	8,193	(5,616)	1,425
Securities gains (losses)	27	(120)	4	(880)	1,338
Trading gains (losses)	—	—	—	(10)	62
Gain on sale of real estate	—	—	—	—	383
Gain (loss) on sale of loans and loans held for sale	278	281	(40)	341	144
Interest on federal tax refund	—	—	256	—	—
Legal settlements	6,311	—	—	—	—
Other operating income	2,084	2,328	2,163	2,222	2,039
Operating expenses	11,839	12,690	9,870	12,642	9,496

Income (loss) before income taxes	6,807	(1,280)	706	(16,585)	(4,105)
Income taxes (benefit)	810	(865)	(680)	(5,554)	(2,186)

Net income (loss)	$5,997	$(415)	$1,386	$(11,031)	$(1,919)

Basic and diluted earnings (loss) per common share (1)	$0.54	$(0.04)	$0.16	$(2.11)	$(0.37)

Cash dividend declared per share (1)	—	—	—	$0.120	$0.385

Book value per common share (1)	$3.13	$2.33	$2.31	$1.83	$4.86

Total loans	$130,759	$115,674	$129,876	$166,979	$208,186
Total assets	289,468	288,856	281,788	315,767	438,283
Total deposits	230,243	238,486	231,686	255,432	304,351
Long term borrowings	21,050	20,000	20,000	20,000	91,401
Total shareholders’ equity	34,757	25,846	25,602	11,231	25,364

(1) Restated for stock dividends paid during 1998

ITEM 7-MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The data presented in this discussion should be read in conjunction with the audited consolidated financial statements beginning on page F-1.

FORWARD-LOOKING STATEMENTS

In addition to historic information, this report, as well as the notes to the consolidated financial statements, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements other than statements of historical fact, including statements regarding the Company’s expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Readers should not place undue reliance on forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, the Company disclaims any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur. Readers should also carefully review any risk factors described in Company reports filed with the Securities and Exchange Commission.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Belmont’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the industry in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management.

The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosure presented in the other financial statement notes and in management’s discussion and analysis of the financial condition and results of operations of the Company, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses and the valuation of deferred federal tax assets to be accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

The allowance for loan losses represents management’s estimate of probable loan losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents nearly half of the assets on the consolidated balance sheet.

The valuation of deferred federal tax assets represents management’s estimate that the Company will have sufficient taxable income in future years to utilize these assets. The deferred federal tax assets at December 31, 2002 are largely comprised of net operating loss and tax credit carryforwards to future periods. The Company’s ability to use these assets is based on its ability to generate taxable income in sufficient amounts to use the operating losses and tax credits before the applicable expiration dates. Forecasting taxable income in future periods requires the use of estimates for loan, investment and deposit levels, loan losses, noninterest income and expenses, the interest rates applicable to earning assets and interest paying liabilities, and unforeseen events that could have a material impact on the Company’s earnings prospects. Actual results in future periods may vary significantly from the forecasts prepared as of the date of the financial statements.

RESULTS OF OPERATIONS

Summary

Belmont Bancorp. reported net income of $5,997,000 for the year ended December 31, 2002, or $0.54 per common share, compared to a loss of $415,000, or a loss of $0.04 per common share for the year ended December 31, 2001. The Company posted fourth quarter 2002 net income of $1,492,000, or $0.13 per common share, compared to a loss of $293,000, or a loss of $0.03 per common share for the fourth quarter of 2001. For the year ended 2000, net income was $1,386,000, or $.16 per common share.

Early in 2002, the Company resolved a number of legal actions resulting in gross settlement proceeds before expenses of $6,311,000. Exclusive of the settlement proceeds and related expenses, the Company would have reported net earnings after related taxes of $2,602,000, or $0.23 per common share, for the year ended 2002.

The Company’s efforts to improve certain problem loans resulted in substantial recoveries enabling the Bank to reduce its Allowance for Loan Losses. The Company recorded a $529,000 reduction in its Allowance for Loan Losses during the fourth quarter of 2002. For the year ended 2002, the Company’s reduction to its Allowance for Loan Losses totaled $1,029,000. After recognition of related federal tax expense, these actions contributed $349,000 to fourth quarter net income and $679,000 to net income for the year ended 2002. Additional information is discussed below under the heading, “Provision and Allowance for Loan Losses”.

Belmont Bancorp. was formally released from its regulatory agreement with the Federal Reserve Bank of Cleveland during December 2002. This action, in addition to the termination in November 2002 of the Consent Order and a Memorandum of Understanding between Belmont National Bank and the Office of the Comptroller of the Currency, completely eliminates all regulatory agreements imposed on the Company and Bank since 1999.

Aided by low interest rates during 2002, the Company continued its balance sheet restructuring and reduced the amount of tax-exempt securities held in its investment portfolio. This restructure is part of a plan to ensure that the Company can utilize net operating loss and tax credit carryforwards in future years. As a result, the Company and Bank eliminated a deferred tax asset valuation allowance of $1,000,000 previously established in 1999. The elimination of the deferred tax asset valuation allowance also positively affected the Company’s earnings and contributed $1,000,000 to net income during the fourth quarter and year ended 2002.

The Company faced unusually high operating expenses during each of the last three years. In particular, large legal expenses, consulting fees, deposit insurance costs, and other insurance costs negatively impacted profitability. Legal fees and legal settlement expenses were $1.7 million for the year ended 2002, $3.0 million for the year ended 2001, and $1.2 million for the year ended 2000. As more fully described above and under Item 3-Legal Proceedings, the Company has settled all previously pending lawsuits. Also, as a result of the improvement in its regulatory risk profile, the Company will incur lower FDIC insurance premiums and lower regulatory examination fees during 2003.

The following table depicts the Company’s performance for the past three years.

	2002	2001	2000
($000s) except per share data
Income (loss) before income taxes	$6,807	$(1,280)	$706
Net income (loss)	$5,997	$(415)	$1,386
Basic and diluted earnings (loss) per common share	$0.54	$(0.04)	$0.16
Return on average assets	2.10%	-0.15%	0.49%
Return on average total equity	19.82%	-1.57%	7.77%

Net Interest Income

The primary source of the Company’s revenue is net interest income. Net interest income is the difference between interest income on earning assets such as loans and securities, and interest expense paid on liabilities such as deposits and borrowings. Net interest income is affected by the general level of interest rates, changes in interest rates and by changes in the amount and composition of interest-earning assets and interest-bearing liabilities. The relative performance of the lending and deposit-raising functions is frequently measured by two statistics—net interest margin and net interest rate spread. The net interest margin is determined by dividing fully-taxable equivalent net interest income by average interest-earning assets. The net interest rate spread is the difference between the average fully-taxable equivalent yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. The net interest margin is generally greater than the net interest rate spread due to the additional income earned on those assets funded by non-interest-bearing liabilities, or free funding, such as demand deposits and shareholders’ equity.

The Consolidated Average Balance Sheets and Analysis of Net Interest Income compare interest revenue and interest-earning assets outstanding with interest cost and liabilities outstanding for the years ended December 31, 2002, 2001, and 2000, and compute net interest income, net interest margin and net interest rate spread for each period. All three of these measures are reported on a taxable equivalent basis computed using a 34% effective federal tax rate. Loan fees included in interest income were $513,000 in 2002, $521,000 in 2001, and $190,000 in 2000. Nonaccrual loans and loans held for sale have been included in the average loan balances. Average outstanding securities balances are based upon amortized cost excluding any unrealized gains or losses on securities available for sale.

Consolidated Average Balance Sheets and Analysis of Net Interest Income

For the Years Ended December 31 (Taxable Equivalent Basis) ($000’s)

	2002			2001			2000
	Average Out-standing	Revenue/Cost	Average Yield/Rate	Average Out-standing	Revenue/Cost	Average Yield/Rate	Average Out-standing	Revenue/ Cost	Average Yield/ Rate
Assets
Interest-earning assets:
Loans	$120,484	$9,009	7.48%	$121,238	$10,639	8.78%	$143,012	$12,240	8.56%
Securities:
Taxable	108,728	5,205	4.79%	82,332	5,068	6.16%	66,038	4,479	6.78%
Exempt from income tax	18,003	1,272	7.07%	39,199	2,705	6.90%	44,581	3,090	6.93%
Federal funds sold	17,173	275	1.60%	17,940	634	3.53%	6,122	391	6.39%

Total interest-earning assets	264,388	15,761	5.96%	260,709	19,046	7.31%	259,753	20,200	7.78%

Cash and due from banks	8,532			9,255			9,483
Other assets	17,222			23,161			26,255
Market value depreciation of securities available for sale	(31)			(1,680)			(7,382)
Allowance for loan loss	(5,206)			(6,686)			(8,046)

Total Assets	284,905			284,759			280,063

Liabilities
Interest bearing liabilities:
Interest checking	27,570	242	0.88%	25,137	498	1.98%	24,464	623	2.55%
Savings	89,045	1,614	1.81%	69,837	1,851	2.65%	68,652	2,231	3.25%
Other time deposits	86,097	3,558	4.13%	113,902	6,424	5.64%	112,605	6,311	5.60%
Other borrowings	21,380	946	4.42%	21,266	1,037	4.88%	29,682	1,537	5.18%

Total interest-bearing liabilities	224,092	6,360	2.84%	230,142	9,810	4.26%	235,403	10,702	4.55%

Demand deposits	28,277			25,457			24,749
Other liabilities	2,276			2,753			2,084

Total liabilities	254,645			258,352			262,236

Shareholders’ Equity	30,260			26,407			17,827

Liabilities & Shareholders’ Equity	284,905			284,759			280,063

Net interest income margin on a taxable equivalent basis		9,401	3.56%		9,236	3.54%		9,498	3.66%

Net interest rate spread			3.12%			3.04%			3.23%

Interest-bearing liabilities to interest-earning assets			84.76%			88.28%			90.63%

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

Analysis of Net Interest Income

Changes

(Taxable Equivalent Basis) ($000’s)

	2002 Compared to 2001				2001 Compared to 2000
	Volume	Yield	Mix	Total	Volume	Yield	Mix	Total
Increase (decrease) in interest income:
Loans	$(66)	$(1,574)	$10	$(1,630)	$(1,864)	$310	$(47)	$(1,601)
Securities:
Taxable	1,625	(1,127)	(361)	137	1,105	(414)	(102)	589
Exempt from income taxes	(1,463)	65	(35)	(1,433)	(373)	(14)	2	(385)
Federal funds sold	(27)	(347)	15	(359)	755	(175)	(337)	243

Total interest income change	69	(2,983)	(371)	(3,285)	(377)	(293)	(484)	(1,154)

Increase (decrease) in interest expense:
Interest checking	48	(277)	(27)	(256)	17	(138)	(5)	(126)
Savings	509	(585)	(161)	(237)	39	(411)	(7)	(379)
Other time deposits	(1,568)	(1,717)	419	(2,866)	73	40	0	113
Other borrowings	6	(96)	(1)	(91)	(436)	(90)	26	(500)

Total interest expense change	(1,005)	(2,675)	230	(3,450)	(307)	(599)	14	(892)

Increase (decrease) in net interest income on a taxable equivalent basis	$1,074	$(308)	$(601)	$165	$(70)	$306	$(498)	$(262)

Decrease in taxable equivalent adjustment				431				148

Net interest income change				$596				$(114)

Throughout 2002, yields on U.S. Treasury securities across the maturity horizon remained low relative to historical levels. The Federal Open Market Committee (the “FOMC”) maintained a very accommodative stance to aid the economic recovery. In November 2002, the FOMC reduced its targeted federal funds rate by 0.50% to 1.25%. This followed several federal funds rate cuts during 2001 when the targeted federal funds rate fell from 6.50% at the beginning of 2001 to 1.75% by the end of 2001. Likewise, the prime-lending rate fell from 9.50% at the beginning of 2001 to 4.25% by November 2002. Changing interest rates impact the Company through loan refinancing activity, reinvestment opportunities in loans and investments, and financing costs on its deposit base and other borrowings.

The taxable equivalent yield on earning assets fell to 5.96% for the year ended 2002 compared to 7.31% in 2001, a decline of 135 basis points. The yield on earning asset in 2000 was 7.78%. The cost of interest-bearing liabilities fell to 2.84% for the year ended 2002 compared to 4.26% in 2001, a decline of 142 basis points. The cost of interest-bearing liabilities was 4.55% during 2000. Because the decline in the cost of interest-bearing liabilities outpaced the decline in yields on earning assets during 2002, the Company’s net interest margin improved slightly to 3.56% in 2002 from 3.54% in 2001. The net interest margin for 2000 was 3.66%.

The Company’s taxable equivalent net interest income increased 1.8% to $9,401,000 in 2002 from $9,236,000 in 2001. Average total interest-earning assets increased to $264.4 million in 2002 from $260.7 million in 2001 and $260.0 million in 2000. The most notable change in the mix of earning assets during 2002 compared to 2001 was a decline in tax-exempt securities to an average balance of $18.0 million in 2002 compared to an average balance of $39.2 million during 2001. Lower interest rates resulting in improved bond prices enabled the Company to sell approximately $29 million in long-term tax-exempt bonds to reinvest in taxable investments during 2002. This was an important part of a plan to enable the Company to utilize net operating loss carryforwards and tax credits in future years.

Average total interest-bearing liabilities fell to $224.1 million during 2002 compared to $230.1 million during 2001. Depositors were reluctant to extend time deposit maturities due to low interest rates. Consequently, the average deposit mix shifted and average time deposits fell to $86.1 million during 2002 compared to $113.9 in 2001. Average savings deposits increased to $89.0 million during 2002 from $69.8 million in 2001. This change in deposit mix positively impacted Company’s overall cost of funds.

Other Operating Income

Changes in various categories of other income are depicted in the following table:

(Expressed in thousands)	2002	Change	2001	Change	2000
Trust fees	$477	-19.6%	$593	41.5%	$419
Service charges on deposits	918	0.0%	918	8.3%	848
Legal settlements	6,311	na	—	na	—
Interest on federal tax refund	—	na	—	-100.0%	256
Earnings on bank-owned life insurance	64	-71.4%	224	-3.0%	231
Gain (loss) on sale of loans and loans held for sale	278	-1.1%	281	802.5%	(40)
Other income (individually less than 1% of total income)	625	5.4%	593	-10.8%	665

Subtotal	8,673	232.4%	2,609	9.7%	2,379
Securities gains (losses)	27	122.5%	(120)	-3100.0%	4

Total	$8,700	249.5%	$2,489	4.4%	$2,383

Included in noninterest income for the year ended 2002 was $6.3 million in proceeds from legal settlements. During December 2001, the Company reached a comprehensive legal settlement wherein the Company resolved five lawsuits, including a costly derivative action. Each case, concluded as a result of the comprehensive settlement, was either directly or indirectly related to losses incurred by the Company during 1998 and 1999 for commercial loans to Schwartz Homes, Inc., formerly the Bank’s largest commercial borrower, and an interim-lending program offered by the Bank to customers of Schwartz Homes, Inc. Schwartz Homes, Inc. filed bankruptcy during 1999 and was subsequently liquidated.

As a result of the settlement during the first quarter of 2002, the Company received a pre-tax payment from its former independent audit firm in the amount of $2.2 million and a pre-tax payment of $1.7 million settling claims against certain current and former directors of the Company. The settlement concluded during April 2002 when the Bank received the last payment of the settlement from Progressive Insurance, its former carrier for directors and officers liability insurance and fidelity bond insurance. The gross amount of Progressive’s payment to the Company was $2.4 million. All payments received and recorded by the Company for the comprehensive settlement, except for $675,000 received from Progressive for its fidelity bond policy, were net of plaintiff’s attorneys fees and costs; those fees and costs were approximately $3.6 million. Operating results for the third and fourth quarters of 2002 were not affected by this settlement.

Trust fees declined 19.6% to $477,000 for 2002 compared to $593,000 for the year ended 2001. The overall decline in the valuation of the stock market impacts trust fees since most fees are assessed based on the market value of assets held in the trust accounts. Also, a trust with assets of $9 million was closed during the second quarter of 2002. Trust fees increased to $593,000 in 2001, up 41.5% from $419,000 in 2000. The increase was primarily due to an increase in the service charge schedule for trust accounts effective beginning with the quarterly fees accrued on June 30, 2001.

Service charges on deposits totaled $918,000 for the year ended 2002, unchanged from 2001. Service charges on deposits increased 8.3% to $918,000 in 2001 compared to $848,000 in 2000. This was principally due to an increase in overdraft charges and an increase in activity service charges on commercial demand deposit accounts resulting from higher usage of bank services and a lower earnings credit rate.

During 2000, the Company recorded $256,000 in interest earned on federal tax refunds for taxes paid in previous years for net operating losses carried back to those years.

Earnings on bank-owned life insurance policies declined to $64,000 for the year ended 2002 from $224,000 in 2001 and $231,000 in 2000. During December 2001, the Company redeemed approximately $3.1 million in bank-owned life insurance policies. This represented all of the Company’s bank-owned life insurance policies except for those providing a life-insurance benefit for retirees and one uninsurable officer.

During 2001 and 2002, the Company’s mortgage lending volume increased due to refinancing activity related to lower mortgage interest rates and new correspondent mortgage lending relationships established with other financial institutions. Through these relationships the Bank provides underwriting and documentation preparation for the correspondent, and in some instances, purchases the mortgage loans originated by the correspondent for subsequent sale in the secondary market. The gain on sale of loans and loans held for sale during the year ended 2002 totaled $278,000 and included $166,000 in capitalized mortgage servicing rights for loans sold in the secondary market. During 2001, the gain on sale of loans and loans held for sale totaled $281,000 and included $241,000 in capitalized mortgage servicing rights. No servicing rights were capitalized during the year 2000.

Other income includes, among other miscellaneous items, commissions and fees unrelated to loan origination, brokerage fees, loan documentation preparation fees, rental income, mortgage servicing income, and check printing charges. Other income increased 5.4% to $625,000 for the year ended 2002 compared to $593,000 for 2001 and $665,000 for 2000. Contributing to this increase were increases in mortgage servicing fees, safe deposit box rents and commissions on ATM transactions.

During 2002, the Company sold approximately $29 million in tax-exempt municipal bonds for an aggregate loss of $212,000. Other gains realized through investment sales resulted in net securities gains of $27,000 for the year ended 2002. In addition, approximately $17 million in bonds were called or matured during 2002. The sale of the tax-exempt municipal bonds was a continuation of the Company’s efforts to minimize interest rate risk exposure in long-term investments and to increase taxable income. The Company continues to have sizable operating tax loss and tax credit carryforwards. Since December 31, 2001, the Company has reduced its tax-exempt municipal bond portfolio from approximately $29.6 million to $3.5 million at December 31, 2002. Securities losses recorded during 2001 totaled $120,000 and included a writedown in book value of $113,000 for a financial institution stock owned by the Company. The Company’s basis in the stock, Progress Financial Corporation, was considered impaired by management given financial problems experienced by that corporation.

Operating Expenses

The table below details the dollar amounts of and percentage changes in various categories of expense for the three years ended 2002, 2001, and 2000:

(Expressed in thousands)	2002	% change	2001	% change	2000
Salaries	$3,922	5.7%	$3,710	11.6%	$3,323
Employee benefits	947	10.8%	855	15.1%	743
Net occupancy expenses of premises	882	-2.0%	900	7.3%	839
Equipment expenses	909	0.2%	907	4.9%	865
Legal fees	1,057	-62.7%	2,836	146.0%	1,153
Legal settlement expenses	635	356.8%	139	1058.3%	12
Taxes other than payroll and real estate	197	-12.8%	226	841.7%	24
Supplies and printing	206	3.0%	200	21.2%	165
Insurance, including federal deposit insurance	586	-0.7%	590	-23.8%	774
Amortization and impairment of mortgage servicing rights	271	84.4%	147	1370.0%	10
Consulting expense	124	-46.6%	232	66.9%	139
Examinations and audits	458	2.7%	446	24.2%	359
Advertising	227	3.2%	220	57.1%	140
Other (individually less than 1% of total income)	1,418	10.6%	1,282	-3.2%	1,324

Total	$11,839	-6.7%	$12,690	28.6%	$9,870

The employee count at the end of December 2002 totaled 132 full time equivalent employees (“FTEs”), down from 137 FTEs at the end of 2001 and 2000. The increase in salaries and wages for the year ended 2002 compared to 2001 was principally the result of incentive compensation paid during 2002 and merit increases. Compensation cost associated with the grant of stock options was $33,000 for the year ended 2002 and $92,000 for the year ended 2001.

Employee insurance benefits included as part of employee benefits expense increased approximately $50,000 for the year ended 2002 compared to 2001, an increase of approximately 14%. Employee insurance benefits costs increased $46,000 for the year ended 2001 compared to 2000, an increase of approximately 15%. The Company also recorded benefit expense totaling $88,000 for a profit sharing contribution for its employees during 2002. No profit sharing was provided during 2001 or 2000.

Employee benefits for the year ended 2002 also included approximately $55,000 in costs associated with expenses related to former executives of the Company in connection with the comprehensive legal settlement previously described. These costs included payroll taxes associated with the payment of various compensation plans and a contribution to the Company’s 401(k) plan for the benefit of one of the former executives. However, these one time costs were offset by the elimination of benefit liabilities previously recorded for discontinued deferred compensation programs for directors and the unused portion of moving expenses previously accrued for a former executive.

Legal fees decreased to $1,057,000 for the year ended 2002 compared to $2,836,000 for 2001 principally as a result of the settlement of the derivative action previously discussed. The Company expects substantially lower legal fees for 2003. Legal fees for 2000 were $1,153,000 as a result of the derivative action, lending and loan collection efforts, regulatory matters, and other civil litigation.

Legal settlements expense for the year ended 2002 totaled $635,000 and included $179,000 in settlement charges related to the comprehensive legal settlement previously described. The remaining settlement charges relate to various claims against the Company described under Item 3—“Legal Proceedings” and in the Company’s Annual Report to Shareholders and Form 10-K for the year ended December 31, 2001.

Taxes (other than payroll and real estate taxes) were $197,000 in 2002, down from $226,000 in 2001. The decline was largely due to refunds of franchise tax. BNB is subject to corporate franchise tax in the State of Ohio based on its capital base. The increase in the BNB’s capital base resulting from the sale of common stock during 2000 resulted in substantially higher franchise tax cost in 2001 compared to 2000.

Insurance, including FDIC costs, were down slightly for the year ended 2002 compared to 2001. The Company expects to realize substantial reductions in FDIC costs beginning in 2003 due to improvements in the Company and Bank’s regulatory risk profile. BNB’s FDIC deposit insurance and other insurance costs declined to $590,000 in 2001 compared to $774,000 in 2000 due to the improvement in the Bank’s capital ratios during 2000 which reduced the deposit insurance cost beginning in January 2001. Insurance costs in 2000 were significantly impacted by the Bank’s regulatory risk profile due to loan losses incurred during 1999 as well as other factors. The cost of fidelity bond insurance and directors’ and officers’ liability insurance also increased significantly from 2000 to 2001.

Amortization of mortgage servicing rights totaled $271,000 for the year ended 2002 compared to $147,000 for 2001. Amortization expense included $109,000 during the third quarter of 2002 to establish a valuation allowance to reduce the carrying amount of mortgage servicing rights to its estimated fair value. At December 31, 2002, these rights were valued at $309,000 and represented a 47 basis point capitalization rate on a mortgage servicing portfolio of approximately $66 million.

Mortgage loan refinancing activity accelerated rapidly during 2001 and 2002 due to the decline in home mortgage interest rates. The volume of mortgage loan originations also picked up considerably, and the volume of loans serviced for the secondary market by BNB increased from $57.5 million at the end of 2001 to $65.9 million at the end of 2002. The Company sells many of its new mortgage loan originations in the secondary market with servicing retained to eliminate interest rate risk associated with fixed rate, long-term assets and to improve non-interest income.

Consulting expense declined $108,000 to $124,000 for the year ended 2002 compared to $232,000 in 2001. Consulting expense associated with litigation totaled $131,000 for the year ended 2001.

Examination and audit costs increased by $12,000 to $458,000 for the year ended 2002 compared $446,000 in 2001 and $359,000 in 2000. The increase from 2000 to 2001 was principally due to higher costs assessed by the Bank’s regulators for its examinations and for audit costs associated with the Bank’s trust department. The Company expects to realize a reduction in its regulatory examination fees beginning in 2003 because of its improved regulatory risk profile.

Other expenses increased $136,000, or 10.6%, to $1,418,000 for the year ended 2002 compared $1,282,000 for 2001. The increase was largely associated with an increase in loan collection expense of $57,000 and a one time charge to data processing expense in the amount of $66,000 to fulfill a minimum contract fee for trust account processing upon termination of that contract.

FINANCIAL CONDITION

Securities

The Company uses securities to generate interest and dividend revenue, to manage interest rate risk and to provide liquidity to meet operating cash needs. The securities portfolio yield at December 31, 2002 was 4.70%. Net unrealized gains in the securities portfolio at December 31, 2002 totaled $2,239,000, compared to net unrealized losses of $2,088,000 at December 31, 2001. Management believes any unrealized losses within the investment portfolio are temporary.

The maturities and yields of securities available for sale (excluding equity securities) at December 31, 2002 are detailed in the following table. The yields are expressed on a taxable equivalent basis. Maturities of mortgage-backed securities and agency loan pools are based on estimated average life.

	Maturity < 1 year		1-5 Year Maturity		6-10 Year Maturity		Over 10 Year Maturity		Total
(Expressed in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U. S. Treasury securities	$102	4.22%	$1,073	3.39%	$—	—	$—	—	$1,175	3.46%
U.S. Government agencies and corporations (b)	—	—	31,829	3.43%	—	—	—	—	31,829	3.43%
States and political subdivisions (a)	2,054	4.55%	17,716	4.46%	212	9.51%	3,656	7.33%	23,638	4.96%
Corporate debt	1,501	4.09%	9,040	4.33%	—	—	2,470	7.90%	13,011	4.98%
Agency mortgage-backed securities (b)	1,593	3.80%	24,223	5.47%	4,621	5.28%	5,565	5.93%	36,002	5.44%
Collateralized mortgage obligations	1,090	4.41%	5,240	5.89%	$—	—	3,476	6.05%	9,806	5.78%
Asset-backed securities	—	—	1,017	3.25%	$—	—	—	—	1,017	3.25%

Total fair value	$6,340	4.22%	$90,138	4.42%	$4,833	5.45%	$15,167	6.36%	$116,478	4.70%

Amortized cost	$6,266		$87,758		$4,803		$15,565		$114,392

(a)	Maturities of mortgage-backed securities and agency loan pools are based on estimated average life.
(b)	Taxable equivalent yields.

At December 31, 2002, the Company did not own any investments of a single issuer, the value of which exceeded 10% of total shareholders’ equity, or $3,476,000.

Loans

The following table shows the history of commercial and consumer loans by major category at December 31:

(Expressed in thousands)	2002	2001	2000	1999	1998
Commercial loans:
Real estate construction	$3,856	$3,318	$12,856	$108	$135
Real estate mortgage	47,698	35,892	22,738	9,033	14,719
Commercial, financial and agricultural	26,562	34,085	48,789	99,911	119,730

Total commercial loans	$78,116	$73,295	$84,383	$109,052	$134,584

(Expressed in thousands)	2002	2001	2000	1999	1998
Consumer loans:
Residential mortgage	$49,536	$38,701	$40,794	$45,944	$56,364
Installment loans	2,677	2,870	3,832	9,315	14,483
Credit card and other consumer	430	808	867	823	1,021

Total consumer loans	$52,643	$42,379	$45,493	$56,082	$71,868

Total loans and leases	$130,759	$115,674	$129,876	$165,134	$206,452

An analysis of maturity and interest rate sensitivity of business loans at the end of 2002 follows:

(Expressed in thousands)	Under 1 year	1 to 5 Years	Over 5 Years	Total
Domestic loans:
Real estate construction	$73	$1,597	$2,186	$3,856
Real estate mortgage	23,950	18,611	4,478	47,039
Commercial, financial and agricultural	15,995	6,537	3,337	25,869

Total commercial loans (a)	$40,018	$26,745	$10,001	$76,764

(Expressed in thousands)	Under 1 year	1 to 5 Years	Over 5 Years	Total
Rate sensitivity:
Predetermined rate	$1,422	$4,544	$9,512	$15,478
Floating or adjustable rate	38,596	22,201	489	61,286

Total domestic commercial loans (a)	$40,018	$26,745	$10,001	$76,764

Foreign loans	0	0	0	0

(a) does not include nonaccrual loans

Provision and Allowance for Loan Losses

The Company, as part of its philosophy of risk management, has established various credit policies and procedures intended to minimize the Company’s exposure to undue credit risk. Credit evaluations of borrowers are performed to ensure that loans are granted on a sound basis. In addition, care is taken to minimize risk by diversifying among industries. The Bank has certain concentrations of credit, which are more fully described in Note 14 of the Company’s financial statements beginning on page F-1. Management regularly monitors credit risk through the periodic review of individual credits to ensure compliance with policies and procedures. Adequate collateralization, contractual guarantees, and compensating balances are also utilized by management to mitigate risk.

Management determines the appropriate level of the allowance for loan losses by regularly evaluating the quality of the loan portfolio. The allowance is allocated to specific loans that exhibit above average credit loss potential based upon their payment history and the borrowers’ financial conditions. The adequacy of the allowance for loan losses is evaluated based on an assessment of the probable losses incurred in the loan portfolio. The total allowance is available to absorb losses from any segment of the portfolio. Management maintains a watch list of substandard loans for monthly review. Although these loans may not be delinquent and may be adequately secured, management believes that due to location, size, or past payment history, it is necessary to monitor these loans regularly.

The evaluation of each element and the overall allowance are based on the size and current risk characteristics of the loan portfolio and include an assessment of individual problem loans, actual loss experience, current economic events in specific industries and geographical areas, including unemployment levels, and other pertinent factors, including regulatory guidance and general economic conditions. While management considers the allowance for loan losses to be adequate based on information currently available, future adjustments to the allowance may be necessary due to changes in economic conditions and delinquencies or loss rates. In addition, the allowance for loan losses is periodically reviewed by the bank regulatory agencies as an integral part of their examination process. Based on their review, the agencies may require the Company to adjust the allowance for loan losses based on their judgments about information available to them at the time of their review.

The allowance for loan losses totaled $4,287,000, or 3.3% of total loans at December 31, 2002. At the end of the previous year, the allowance for loan losses was $5,310,000, or 4.6% of total loans. A reduction in the allowance for loan losses in the amount of $1,029,000 was recorded during 2002 and is reflected as a negative loan loss provision. Similarly, during 2001 the allowance for loan losses was reduced by $600,000. During 2001 and 2002, improvements to the Bank’s classifed loans and a reduction in principal from the receipt of liquidation proceeds of a large commercial borrower enabled the Bank to reduce the allowance for loan losses. The provision for loan losses recorded during 2000 was $242,000.

During the second quarter of 2001, the Company charged-off approximately $2 million in loans that, during previous reporting periods, had specific reserves through an allocation of the allowance for loan loss.

The Bank recorded charge-offs during 1998 and 1999 principally related to Schwartz Homes, Inc. and retail customers of that business. Schwartz Homes, Inc was placed into bankruptcy in June 1999 and was subsequently liquidated. During 2000, the Bank received settlement proceeds from the bankruptcy of $3.2 million of which $1.2 million was applied to the remaining credit exposure for this relationship, $1.8 million was recorded as recoveries in the allowance for loan losses, and the remainder was recorded as a recovery of legal expenses. Of the $2.3 million in net charge-offs for the year ended December 31, 2000, $1.5 were related to the Schwartz Homes loan relationship.

Management’s allocation of the allowance for loan losses based on estimates of incurred loan losses is set forth in the table below:

Allocation of the Allowance for Loan Losses (Expressed in thousands)	2002	2001	2000	1999	1998
Domestic:
Commercial, financial and agricultural	1,739	$1,682	$4,096	$4,692	$2,254
Commercial real estate	1,604	2,443	2,207	1,154	507
Residential mortgage	235	314	301	371	295
Consumer	15	90	94	3,485	2,329
Foreign	—	—	—	—	—
Unallocated	694	781	969	—	90

Total	$4,287	$5,310	$7,667	$9,702	$5,475

The unallocated portion of the allowance reflects estimated probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. Historical loss experience data used to establish allocation estimates might not precisely correspond to the current portfolio.

Loans outstanding as a percentage of each loan category are depicted in the following table:

	2002	2001	2000	1999	1998
Commercial, financial and agricultural	18.4%	27.1%	35.3%	58.6%	56.5%
Real estate-construction	2.9%	2.9%	9.9%	0.1%	0.1%
Real estate-mortgage	37.9%	33.4%	31.4%	27.8%	27.3%
Commercial real estate	36.5%	31.0%	17.5%	5.5%	7.1%
Installment loans to individuals	2.4%	3.2%	3.6%	6.1%	7.5%
Obligations of political subdivisions in the U.S.	1.9%	2.4%	2.3%	1.9%	1.5%

Total	100.0%	100.0%	100.0%	100.0%	100.0%

The following tables set forth the five-year historical and statistical information on the allowance for loan losses:

(Expressed in thousands)	2002	2001	2000	1999	1998
Balance as of January 1	$5,310	$7,667	$9,702	$5,475	$4,134
Provision for loan losses	(1,029)	(600)	242	15,877	12,882
Loans charged off:
Real estate	48	218	119	151	133
Commercial	291	2,134	812	8,435	178
Consumer	8	21	3,369	3,831	11,245

Total loans charged-off	347	2,373	4,300	12,417	11,556
Recoveries of loans previously charged-off:
Real estate	1	0	6	282	11
Commercial	180	262	136	73	1
Consumer	172	354	1,881	412	3

Total recoveries	353	616	2,023	767	15

Net charge-offs (recoveries)	(6)	1,757	2,277	11,650	11,541

Balance at December 31	$4,287	$5,310	$7,667	$9,702	$5,475

(Expressed in thousands)	2002	2001	2000	1999	1998
Loans outstanding at December 31	$130,759	$115,674	$129,876	$165,134	$206,452
Allowance as a percent of loans outstanding	3.28%	4.59%	5.90%	5.88%	2.65%
Average loans	$120,484	$121,238	$143,012	$193,295	$222,961
Net charge-offs as a percent of average loans	0.00%	1.45%	1.59%	6.03%	5.18%

The following schedule depicts the five-year history of non-performing assets.

(Expressed in thousands)	2002	2001	2000	1999	1998
Nonaccrual loans	$3,171	$2,559	$8,518	$13,769	$8,569
Loans 90 days or more past due but accruing interest	32	187	2	541	4
Other real estate owned	50	104	766	—	—

Total	$3,253	$2,850	$9,286	$14,310	$8,573

Non-performing loans as a % of the allowance for loan loss	74.0%	48.2%	111.1%	141.9%	156.5%

In addition to the above schedule of non-performing assets, management prepares a watch list consisting of loans which management has determined require closer monitoring to further protect the Company against loss. The balance of loans classified by management as substandard due to delinquency and a change in financial position and not included in non-performing assets was $13,149,000 and $15,684,000 at the December 31, 2002 and 2001, respectively. No loans were classified as doubtful and not included in non-performing assets at December 31, 2002 and 2001.

Deposits

Primarily, core deposits are used to fund interest-earning assets. The accompanying tables show the relative composition of the Company’s average deposits and the change in average deposit sources during the last three years:

(Expressed in thousands)

Average Deposits	2002	2001	2000
Demand	$28,277	$25,457	$24,749
Interest bearing checking	27,570	25,137	24,464
Savings	89,045	69,837	68,652
Other time	74,894	97,562	95,608
Certificates-$100,000 and over	11,203	16,340	16,997

Total average deposits	$230,989	$234,333	$230,470

Distribution of Average Deposits	2002	2001	2000
Demand	12.2%	10.9%	10.7%
Interest bearing checking	11.9%	10.7%	10.6%
Savings	38.6%	29.8%	29.8%
Other time	32.4%	41.6%	41.5%
Certificates-$100,000 and over	4.9%	7.0%	7.4%

Total	100.0%	100.0%	100.0%

Change in Average Deposit Sources	2001 to 2002	2000 to 2001	1999 to 2000
Demand	$2,820	$708	$(4,116)
Interest bearing checking	2,433	673	(16,185)
Savings	19,208	1,185	(14,267)
Other time	(22,668)	1,954	(10,991)
Certificates-$100,000 and over	(5,137)	(657)	(9,823)

Total	$(3,344)	$3,863	$(55,382)

The decline in average deposits during 1999 to 2000 is attributable to a number of factors. The negative publicity resulting from the Bank’s loan losses had an adverse impact on bank deposits. In addition, the Bank actively reduced deposits to shrink its asset size thereby reducing the amount of capital required to meet the terms of its regulatory agreements.

Deposit trends increased during the last half of 2000 and throughout 2001 after the Bank completed its recapitalization plan.

During 2002, average deposits declined $3.3 million. Throughout 2002, the Bank did not aggressively price offered rates on time deposits relative to its competitors due to the available yields on investment alternatives and low loan demand. Also, the mix of deposits shifted from time to savings deposits as depositors were reluctant to extend maturities on time deposits due to low interest rates. Higher interest rates will likely result in a shift in deposits from savings to time deposits.

Deferred Federal Tax Assets

Deferred federal tax assets declined from approximately $8.0 million at December 31, 2001 to $5.2 million at December 31, 2002. The deferred federal tax assets include significant balances related to tax loss carryforwards and tax credits carryforwards. The gross legal settlements received during 2002 generated taxable income of approximately $6.3 million that utilized a portion of the tax loss carryforwards contributing to the reduction of the deferred federal tax asset balance. Also contributing to the decline in net deferred tax assets was the improvement in the estimated market value of securities available for sale. Since December 31, 2001, the tax effect of the change in unrealized gains and losses on the portfolio has reduced deferred tax assets by $1.5 million because the estimated market value of the portfolio compared to amortized cost had improved by $4.3 million.

During the fourth quarter of 2002, the Company eliminated a $1.0 million valuation allowance previously established at the end of 1999 against the carrying value of its deferred tax assets. This reversal increased the balance of deferred federal tax assets and reduced federal tax expense by $1.0 million. A number of factors contributed to management’s estimate that the valuation allowance was no longer required. These factors included the reduction in tax-exempt bonds that should improve taxable income in future periods, the elimination of the regulatory agreements that restricted the Company’s operation and increased its operating costs, and the conclusion of costly litigation.

Other Assets

Other assets declined from $2.9 million at December 31, 2001 to $2.1 million at December 31, 2002. This change was principally the result of the liquidation and payout of assets funding certain deferred compensation plans as the result of the comprehensive legal settlements previously discussed.

Other Liabilities

Other liabilities declined from $3.2 million at December 31, 2001 to $1.7 million at December 31, 2002. Other liabilities include amounts for various accrued expenses, accounts payable, funds owed for securities traded but not yet settled, and obligations related to compensation plans. The decline in other liabilities for the comparative periods presented was due to lower legal expense accruals and the termination of certain deferred compensation plans as a result of the comprehensive legal settlements previously discussed.

Borrowings

Other sources of funds for the Company include short-term repurchase agreements and Federal Home Loan Bank borrowings.

Liquidity and Capital Resources

Effective liquidity management involves ensuring that the cash flow requirements of depositors and borrowers, as well as the operating needs of the Company, are met. Funds are available through the operation of BNB’s branch banking network that gathers demand and retail time deposits. BNB also acquires funds through repurchase agreements and overnight federal funds that provide additional sources of liquidity. Total deposits decreased $8.2 million from the end of 2001 to 2002. Average deposits decreased $3.3 million, or 1.4%, during 2002 compared to 2001. As a consequence of low interest rates, loan refinance activity, calls on investment securities and investment sales provided the Company with a relatively large liquidity position throughout 2002. Liquidity may be impacted by the ability of the Company to generate future earnings.

The Bank also has lines of credit with various correspondent banks totaling $4,100,000 that may be used as an alternative funding source; none of these lines were drawn upon at December 31, 2002. The Bank has an unused credit line with the Federal Home Loan Bank for $20 million. All borrowings at the Federal Home Loan Bank are subject to eligible collateral requirements.

The main source of liquidity for the parent company is dividends from the Bank. At December 31, 2002, the parent had cash and marketable securities with an estimated fair value of $1.5 million. The parent company does not have any debt to third parties. Management believes sufficient liquidity is currently available to meet estimated short-term and long-term funding needs for the Bank and the parent company.

At December 31, 2002, the Company had various contractual obligations and commitments to extend credit that require liquid resources. These obligations and commitments are summarized in the following tables.

Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
(Expressed in thousands)
Long-term borrowings	$21,050	$16	$35	$39	$20,960
Operating leases	285	121	128	36	—

Total contractual cash obligations	$21,335	$137	$163	$75	$20,960

Other Commitments		Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
(Expressed in thousands)
Lines of credit	$7,331	$5,283	$551	—	$1,497
Residential lines of credit	4,251	4,251	—	—	—
Residential construction commitments	2,215	2,215	—	—	—
Standby letters of credit	580	580	—	—	—
Other commercial commitments	707	707	—	—	—

Total commitments	$15,084	$13,036	$551	—	$1,497

There are no recommendations by the Company or Bank’s regulatory authorities, which, if implemented, would have a material effect on liquidity, capital resources, or operations.

At December 31, 2002, shareholders’ equity was $34.8 million compared to $25.8 million at December 31, 2001. The increase in capital occurred principally due to earnings retained by the Company and an improvement in the market value of securities classified as available for sale and included as accumulated other comprehensive income in shareholders’ equity.

The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items. The guidelines also define and set minimum capital requirements (risk-based capital ratios). Bank holding companies are required to have core capital (Tier 1) of at least 4.0% of risk-weighted assets and total capital of 8.0% of risk-weighted assets. Tier 1 capital consists principally of shareholders’ equity less goodwill, and may include a portion of deferred tax assets. However, presently none of the Company’s deferred tax assets are included as Tier 1 capital. Total capital consists of Tier 1 capital, plus certain debt instruments and a portion of the allowance for loan losses.

The following table shows several capital and liquidity ratios for the Company for the last two years:

December 31	2002	2001
Average shareholders’ equity to:
Average assets	10.6%	9.3%
Average deposits	13.1%	11.3%
Average loans	25.1%	21.8%
Risk-based capital ratio:
Tier 1	16.2%	12.0%
Total	17.5%	13.2%
Tier 1 leverage ratio	9.7%	7.1%

The Bank’s capital ratios are detailed in Note 19 of the Notes to the Consolidated Statements in the Company’s financial statements beginning on page F-1.

Dividends

No dividends were paid during 2002, 2001 or 2000.

The subsidiary Bank is the primary source of funds to pay dividends to the shareholders of the Company. The Board of Governors of the Federal Reserve Bank has issued a policy statement stating that a bank holding company generally should not maintain its existing rate of cash dividends on common stock unless (1) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (2) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality, and overall financial condition.

Recent Accounting Pronouncements

Currently, there are no recent accounting pronouncements that, if adopted, would have a material effect on the Company’s results of operations, financial position or liquidity.

ITEM 7A-QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. The Company’s market risk is composed primarily of interest rate risk. Interest rate risk results from timing differences in the repricing of assets, liabilities and off-balance sheet instruments, changes in relationships between rate indices and the potential exercise of explicit or embedded options. The Asset/Liability Management Committee (“ALCO”) meets regularly to review the interest rate sensitivity position of the Company and to monitor and limit exposure to interest rate risk. The goal of asset/liability management is to maximize net interest income and the net value of the Company’s future cash flows within the interest rate risk limits established by the Board of Directors.

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

The earnings simulation model forecasts the effects on income under a variety of scenarios. This model includes assumptions about how the balance sheet is likely to evolve through time in different interest rate environments. Loan and deposit growth rate assumptions are derived from historical analysis and management’s outlook, as are the assumptions used to project yields and rates for new loans and deposits. Securities portfolio maturities and prepayments are assumed to be reinvested in similar instruments. Mortgage loan prepayment assumptions are developed from industry median estimates of prepayment speeds.

Based on the earnings simulation model, changes in net interest income were projected as follows given a parallel shift in the yield curve:

One-Year Net Interest Income Simulation Projection	2002	2001
Down 100 basis points	-7.0%	-6.2%
Up 100 basis points	4.8%	3.7%
Up 200 basis points	7.3%	3.3%

Due to the current low interest rate environment, a decline of 200 basis points is not presented.

The net present value estimation (“NPV”) measure is used for discerning levels of risk present in the balance sheet that might not be taken into account in the earnings simulation model due to the shorter time horizon used by that model. The NPV of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted value of liability cash flows. The NPV measure also assumes a static balance sheet, versus the growth assumptions that are incorporated into the earnings simulation measure and an unlimited time horizon instead of the one-year horizon applied in the earnings simulation. As with earnings simulation modeling, assumptions about the timing and variability of balance sheet cash flows are important to NPV analysis. The estimated decline in the present value of equity as a percentage of the total market value of equity at December 31, 2002 would be 8.9% given a 200 basis point increase in interest rates.

ITEM 8-FINANCIAL STATEMENTS & SUPPLEMENTARY DATA

The financial statements and schedules are set forth beginning on page F-1.

Summarized Quarterly Financial Information

Supplementary Data

(Expressed in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2002
Interest and dividend income	$3,799	$3,833	$3,912	$3,733
Interest expense	1,734	1,584	1,560	1,482

Net interest income	2,065	2,249	2,352	2,251
Provision for loan losses	—	—	(500)	(529)
Securities gains (losses)	(63)	(31)	121	—
Gains on sale of loans held for sale	60	45	38	135
Legal settlement	3,933	2,378	—	—
Net overhead (1)	3,067	2,230	2,171	2,287

Income before income taxes	2,928	2,411	840	628
Income tax expense (benefit)	844	679	151	(864)

Net income	$2,084	$1,732	$689	$1,492

Basic and diluted earnings per common share	$0.19	$0.16	$0.06	$0.13

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2001
Interest and dividend income	$4,671	$4,762	$4,421	$4,277
Interest expense	2,656	2,588	2,446	2,120

Net interest income	2,015	2,174	1,975	2,157
Provision for loan losses	—	—	—	(600)
Securities gains (losses)	(2)	6	(121)	(3)
Gains on sale of loans and loans held for sale	6	20	127	128
Net overhead (1)	2,093	2,267	2,916	3,086

Loss before income taxes	(74)	(67)	(935)	(204)
Income tax expense (benefit)	(239)	(242)	(473)	89

Net income (loss)	$165	$175	$(462)	$(293)

Basic and diluted earnings per common share	$0.01	$0.02	$(0.04)	$(0.03)

(1) Net overhead includes noninterest income exclusive of securities gains (losses), gains on loans and loans held for sale, and legal settlements less noninterest expense.

ITEM 9-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with the Company’s external auditors on accounting and financial disclosure.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this section will be included in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2003. Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this section will be included in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2003. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this section will be included in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2003. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this section will be included in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2003. Such information is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days prior to the filing date of this annual report, that the Company’s disclosure controls and procedures are effective for the timely recording, processing, summarizing and reporting of the information required to be disclosed in reports filed under the Securities and Exchange Act of 1934.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART IV

ITEM 15-EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1. Financial Statements as listed on page 31.

2. Financial Statement Schedules as listed on page 31.

3. Exhibits as listed on page E-1.

(b) Reports on Form 8-K.

On November 15, 2002, the Company filed a Form 8-K to report that the Office of the Comptroller of the Currency had released Belmont National Bank from the Consent Order dated August 3, 1999 and a Memorandum of Understanding dated July 25, 2001 effective November 12, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 17, 2003.

BELMONT BANCORP. (Registrant)

By	/s/ WILBUR R. ROAT
Wilbur R. Roat President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE
/s/ WILBUR R. ROAT	Director, President & Chief Executive Officer	3/17/03
/s/ DAVID B. KELLEY	Senior Vice President and Director	3/17/03
/s/ JANE R. MARSH	Chief Financial Officer and Secretary	3/17/03
/s/ JAY A. BECK	Director	3/17/03
/s/ DAVID R. GIFFIN	Chairman of the Board and Director	3/17/03
/s/ JOHN H. GOODMAN, II	Director	3/17/03
/s/ TERRENCE A. LEE	Director	3/17/03
/s/ JAMES R. MILLER	Director	3/17/03
/s/ TILLIO P. PETROZZI	Director	3/17/03
/s/ BRIAN L. SCHAMBACH	Director	3/17/03
/s/ KEITH A. SOMMER	Director	3/17/03
/S/ CHARLES A. WILSON, JR.	Director	3/17/03

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Wilbur R. Roat, certify that:

1.	I have reviewed this annual report on Form 10-K of Belmont Bancorp.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

/s/ WILBUR R. ROAT
Wilbur R. Roat President & Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Jane R. Marsh, certify that:

1.	I have reviewed this annual report on Form 10-K of Belmont Bancorp.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

/s/ JANE R. MARSH
Jane R. Marsh Chief Financial Officer

Belmont Bancorp. and Subsidiaries

Consolidated Balance Sheets	[LOGO]

(000’s)

	December 31,
Assets	2002	2001
Cash and due from banks	$9,316	$14,566
Interest-bearing deposits in other banks	124	21
Federal funds sold	13,600	17,600

Cash and cash equivalents	23,040	32,187
Loans held for sale	786	534
Securities available for sale at fair value	122,794	125,551
Loans	130,759	115,674
Less allowance for loan losses	(4,287)	(5,310)

Net loans	126,472	110,364
Premises and equipment, net	6,177	6,532
Deferred federal tax assets	5,207	7,998
Cash surrender value of life insurance	1,275	1,205
Accrued income receivable	1,600	1,541
Other assets	2,117	2,944

Total assets	$289,468	$288,856

Liabilities and Shareholders’ Equity
Liabilities
Noninterest bearing deposits:
Demand	$28,721	$30,654
Interest bearing deposits:
Demand	28,800	27,647
Savings	94,346	78,454
Time	78,376	101,731

Total deposits	230,243	238,486
Securities sold under repurchase agreements	1,307	647
Long-term borrowings	21,050	20,000
Accrued interest on deposits and other borrowings	377	652
Other liabilities	1,734	3,225

Total liabilities	254,711	263,010

Shareholders’ Equity
Preferred stock—authorized 90,000 shares with no par value; no shares issued or outstanding	—	—
Common stock—$0.25 par value, 17,800,000 shares authorized; 11,153,195 shares issued	2,788	2,788
Additional paid-in capital	17,539	17,506
Retained earnings	13,961	8,100
Treasury stock at cost (44,792 shares at 12/31/02 and 51,792 shares at 12/31/01)	(1,009)	(1,170)
Accumulated other comprehensive income (loss)	1,478	(1,378)

Total shareholders’ equity	34,757	25,846

Total liabilities and shareholders’ equity	$289,468	$288,856

The accompanying notes are an integral part of the financial statements.

Belmont Bancorp. and Subsidiaries

Consolidated Statements of Income	[LOGO]

For the Years Ended December 31, 2002, 2001 and 2000 ($000’s except share and per share data)

Interest and Dividend Income	2002	2001	2000
Loans:
Taxable	$8,750	$10,340	$11,867
Tax-exempt	175	205	255
Securities:
Taxable	5,017	4,822	4,254
Tax-exempt	867	1,879	2,139
Dividends	193	251	231
Interest on federal funds sold	275	634	391

Total interest and dividend income	15,277	18,131	19,137

Interest Expense
Deposits	5,414	8,773	9,165
Other borrowings	946	1,037	1,537

Total interest expense	6,360	9,810	10,702

Net interest income	8,917	8,321	8,435
Provision for Loan Losses	(1,029)	(600)	242

Net interest income after provision for loan losses	9,946	8,921	8,193

Noninterest Income
Trust fees	477	593	419
Service charges on deposits	918	918	848
Legal settlements	6,311	—	—
Interest on federal tax refund	—	—	256
Other operating income	689	817	896
Securities gains (losses)	27	(120)	4
Gains (losses) on sale of loans and loans held for sale	278	281	(40)

Total noninterest income	8,700	2,489	2,383

Noninterest Expense
Salary and employee benefits	4,869	4,565	4,066
Net occupancy expense of premises	882	900	839
Equipment expenses	909	907	865
Legal fees	1,057	2,836	1,153
Legal settlements expense	635	139	12
Other operating expenses	3,487	3,343	2,935

Total noninterest expense	11,839	12,690	9,870

Income (loss) before income taxes	6,807	(1,280)	706
Income Tax Expense (Benefit)	810	(865)	(680)

Net income (loss)	$5,997	$(415)	$1,386

Weighted Average Number of Shares Outstanding	11,152,274	11,101,403	8,778,621

Basic and Diluted Earnings (Loss) Per Common Share	$0.54	$(0.04)	$0.16

The accompanying notes are an integral part of the financial statements.

Belmont Bancorp. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity                                                                                                  [LOGO]

For the Years Ended December 31, 2002, 2001 and 2000 ($000’s)

	Total	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Compre- hensive Income (Loss)	Compre- hensive Income
Balance, January 1, 2000	$11,231	$1,650	$1,321	$7,904	$7,129	$(1,170)	$(5,603)
Comprehensive income
Net income	1,386				1,386			$1,386
Other comprehensive income, net of tax
Unrealized gain on securities net of reclassification adjustment	3,658						3,658	3,658

Comprehensive income								$5,044

Conversion of Series A preferred stock to common stock	—	(1,650)	206	1,444
Issuance of common stock	9,327		1,261	8,066

Balance, December 31, 2000	25,602	—	2,788	17,414	8,515	(1,170)	(1,945)
Comprehensive income
Net loss	(415)				(415)			$(415)
Other comprehensive income, net of tax
Unrealized gain on securities net of reclassification adjustment	567						567	567

Comprehensive income								$152

Common stock options granted	92			92

Balance, December 31, 2001	25,846	—	2,788	17,506	8,100	(1,170)	(1,378)
Comprehensive income
Net income	5,997				5,997			$5,997
Other comprehensive income, net of tax
Unrealized gain on securities net of reclassification adjustment	2,856						2,856	2,856

Comprehensive income								$8,853

Stock options exercised (7,000 shares)	25				(136)	161
Common stock options granted	33			33

Balance, December 31, 2002	$34,757	—	$2,788	$17,539	$13,961	$(1,009)	$1,478

The accompanying notes are an integral part of the financial statements.

Belmont Bancorp. and Subsidiaries

Consolidated Statements of Cash Flows	[LOGO]

For the Years Ended December 31, 2002, 2001 and 2000 ($000’s)

	2002	2001	2000
Operating Activities
Net income (loss)	$5,997	$(415)	$1,386
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Provision for loan losses	(1,029)	(600)	242
Depreciation and amortization expense	646	687	675
Amortization of investment security premiums	1,584	997	593
Accretion of investment security discounts	(182)	(411)	(610)
Amortization and impairment of mortgage servicing rights	271	147	10
Securities (gains) losses	(27)	120	(4)
Common stock options granted/vested	33	92	—
Deferred taxes	1,322	(944)	(680)
Federal Home Loan Bank stock dividends	(155)	(213)	(223)
(Gain) loss on sale of fixed assets	5	5	(4)
(Gain) loss on sale of loans	(278)	(281)	40
(Gain) loss on sale of other real estate owned	5	(11)	—
Changes in:
Interest receivable	(59)	117	93
Interest payable	(275)	(168)	73
Loans held for sale	(252)	(534)	1,805
Federal tax refund	—	—	5,696
Others, net	(897)	740	(280)

Cash from operating activities	6,709	(672)	8,812

Investing Activities
Proceeds from:
Maturities and calls of securities	16,846	9,203	4,557
Sale of securities available for sale	33,015	15,074	5,667
Principal collected on mortgage-backed securities	26,054	29,195	11,046
Sale of loans from portfolio	336	—	2,178
Redemption of life insurance contracts	—	3,431	—
Sales of other real estate owned	240	989	97
Sales of premises and equipment	—	15	9
Purchases of:
Securities available for sale	(70,051)	(68,973)	(14,475)
Loans	(1,400)	—	—
Premises and equipment	(296)	(447)	(209)
Changes in:
Loans, net	(14,092)	12,129	29,902

Cash from investing activities	(9,348)	616	38,772

Financing Activities
Proceeds from:
Advances of long-term debt	1,050	—	—
Issuance of common stock	—	—	9,327
Exercise of stock options	25	—	—
Changes in:
Deposits	(8,243)	6,800	(23,746)
Repurchase agreements	660	(557)	(4,889)
Short-term borrowings	—	—	(19,740)

Cash from financing activities	(6,508)	6,243	(39,048)

Increase (Decrease) in Cash and Cash Equivalents	(9,147)	6,187	8,536
Cash and Cash Equivalents, Beginning of Year	32,187	26,000	17,464

Cash and Cash Equivalents, End of Year	$23,040	$32,187	$26,000

The accompanying notes are an integral part of the financial statements.

Belmont Bancorp. and Subsidiaries

Notes to the Consolidated Financial Statements	[LOGO]

For the Years Ended December 31, 2002, 2001 and 2000

1. Summary of Significant Accounting Policies

The accounting and reporting policies and practices of Belmont Bancorp. (the “Company”) and its subsidiaries are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. The more significant of these policies and practices are summarized below.

Nature of Operations: Belmont Bancorp. provides a variety of banking services to individuals and businesses through the branch network of its wholly-owned subsidiary, Belmont National Bank (BNB). BNB operates twelve full-service banking facilities located in Belmont, Harrison, and Tuscarawas Counties in Ohio, and Wheeling, West Virginia. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, commercial real estate, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Other financial instruments, which potentially represent concentrations of credit risk, include deposit accounts in other financial institutions and federal funds sold.

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

Securities Held to Maturity: These securities are purchased with the original intent to hold to maturity. Events which may be reasonably anticipated are considered when determining the Company’s intent and ability to hold to maturity. Securities meeting such criteria at the date of purchase and as of the balance sheet date are carried at cost, adjusted for amortization of premiums and accretion of discounts.

Securities Available for Sale: Debt and equity securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and carried at fair value with net unrealized gains and losses, net of tax, reflected as a component of other comprehensive income until realized. Securities held for indefinite periods of time include securities that may be sold to meet liquidity needs or in response to significant changes in interest rates or prepayment risks as part of the Company’s overall asset/ liability management strategy.

Trading Securities: Trading securities are held for resale within a short period of time and are stated at fair value. Trading gains and losses include the net realized gain or loss and market value adjustments of the trading account portfolio. These gains and losses are reported in current earnings.

Loans Held for Sale: Residential mortgage loans which management does not intend to hold to maturity or for which sales are pending are reported as loans held for sale. Such loans are carried at the lower of aggregate cost or fair value.

Bank Owned Life Insurance: The Company has purchased life insurance policies principally to provide a benefit for retirees. Life insurance is recorded at its cash surrender value, or the amount that can be realized upon redemption.

Income Recognition: Income earned by the Company and its subsidiaries is recognized principally on the accrual basis of accounting. Certain fees, principally service, are recognized as income when billed. The subsidiary bank suspends the accrual of interest on loans when, in management’s opinion, the collection of all or a portion of interest has become doubtful. Generally, when a loan is placed on nonaccrual, the Bank charges all previously accrued and unpaid interest against income. In future periods, interest will be included in income to the extent received only if complete principal recovery is reasonably assured.

It is the Company’s policy not to recognize interest income on impaired loans unless the likelihood of future loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance.

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

For the Years Ended December 31, 2002, 2001 and 2000

1. Summary of Significant Accounting Policies (continued)

Allowance For Loan Losses: The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb probable credit losses incurred in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions.

Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. A loan is impaired when, based on current information and events, it is probable that all scheduled payments of principal and interest will not be collected according to the loan agreement. Factors in determining impairment include payment status and the probability of collecting scheduled payments. Insignificant payment delays and payment shortfalls generally do not result in impairment. Impairment for individual commercial and construction loans is measured by either the present value of expected future cash flows discounted at the loan’s effective rate or the fair value of the collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as residential mortgage, credit card, and consumer loans, are collectively evaluated for impairment.

The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Because of uncertainties inherent in the estimation process, management’s estimate of credit losses inherent in the loan portfolio and the related allowance may change in the near term.

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

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at the lower of cost or fair value when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

Servicing Rights: Servicing rights are recognized as assets for the allocated value of retained servicing rights on loans sold. Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Any impairment of a grouping is reported as a valuation allowance.

Long-term Assets: Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

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

Belmont Bancorp. and Subsidiaries

Notes to the Consolidated Financial Statements                                                                                                                   [LOGO]

For the Years Ended December 31, 2002, 2001 and 2000

1. Summary of Significant Accounting Policies (continued)

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

Business Segments: While the Company’s chief decision-makers monitor the revenue streams of the various Company products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company’s financial service operations are considered by management to be aggregated in one reportable operating segment.

Earnings Per Common Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. These options were anti-dilutive in 2001.

Stock Compensation: Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income for options granted with an exercise price equal to or greater than the market price of the underlying common stock at date of grant. Compensation expense is reflected in net income for certain options granted with an exercise price below the market price of the underlying common stock at the date of the grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” There were no options granted in 2000.

(Expressed in thousands)	2002	2001
Net income (loss) as reported	$5,997	$(415)
Deduct: Stock-based compensation expense determined under fair value based method	(49)	(55)

Pro forma net income (loss)	$5,948	$(470)
Basic earnings (loss) per share as reported	$0.54	$(0.04)
Pro forma basic earnings (loss) per share	0.53	(0.04)
Diluted earnings (loss) per share as reported	$0.54	$(0.04)
Pro forma diluted earnings (loss) per share	0.53	(0.04)

The pro forma effects are computed using the Black-Scholes option pricing model, using the following weighted-average assumptions as of the grant date.

	2002	2001
Risk-free interest rate	4.64%-3.54%	5.29%-5.03%
Expected option life	7 years	7 years
Expected stock price volatility	55%	69%-70%
Dividend yield	0%	0%

Reclassifications: Certain prior year amounts may have been reclassified to conform with the current year presentation.

Newly Issued But Not Yet Effective Accounting Standards: New accounting standards on asset retirement obligations, restructuring activities and exit costs, operating leases, and early extinguishments of debt were issued in 2002. Management determined that when the new accounting standards are adopted in 2003 they would not have a material impact on the Company’s financial condition or results of operations.

2. Securities

At December 31, 2002 and 2001, all securities were classified as available for sale. The estimated fair value of securities as of December 31 are depicted in the following tables:

	2002
(Expressed in thousands)	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$33,004	$609	$(6)
Tax-exempt obligations of states and political subdivisions	3,596	181	(54)
Taxable obligations of states and political subdivisions	20,042	642	—
Mortgage-backed securities	36,002	870	(116)
Collateralized mortgage obligations	9,806	368	(1)
Corporate debt	13,011	243	(666)
Asset-backed securities	1,017	17	—

Total debt securities	116,478	2,930	(843)
Marketable equity securities	6,316	152	—

Total available for sale	$122,794	$3,082	$(843)

	2001
(Expressed in thousands)	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$13,730	$54	$(47)
Tax-exempt obligations of states and political subdivisions	29,576	105	(2,307)
Taxable obligations of states and political subdivisions	7,251	58	(70)
Mortgage-backed securities	39,273	452	(173)
Collateralized mortgage obligations	18,770	323	(33)
Corporate debt	12,851	42	(584)

Total debt securities	121,451	1,034	(3,214)
Marketable equity securities	4,100	112	(20)

Total available for sale	$125,551	$1,146	$(3,234)

Belmont Bancorp. and Subsidiaries

Notes to the Consolidated Financial Statements                                                                                                                       [LOGO]

For the Years Ended December 31, 2002, 2001 and 2000

2. Securities (continued)

The estimated fair value of securities at December 31, 2002, by contractual maturity, follow. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are listed separately.

(Expressed in thousands)
Due in one year or less	$3,657
Due after one year through five years	59,657
Due after five years through ten years	212
Due after ten years	6,127
Mortgage-backed securities	36,002
Collateralized mortgage obligations	9,806
Asset-backed securities	1,017
Marketable equity securities	6,316

Total	$122,794

Sales and write-downs of securities resulted in the following:

(Expressed in thousands)	2002	2001	2000
Proceeds from sales	$33,015	$15,074	$5,667
Gross gains	360	86	78
Gross losses	(335)	(93)	(18)
Realized losses on market declines	—	(113)	(56)
Gains on securities called	2	—	—

Assets carried at $15,534,000 and $20,366,000 at December 31, 2002 and 2001, respectively, were pledged to secure United States Government and other public funds, and for other purposes as required or permitted by law. Certain other securities were pledged to secure Federal Home Loan Bank advances as disclosed below under the caption “Borrowings.”

3. Loans and Allowance for Loan Losses

Loans outstanding at December 31 are as follows:

(Expressed in thousands)	2002	2001
Real estate-construction	$3,856	$3,318
Real estate-mortgage	49,536	38,701
Real estate-secured by nonfarm, nonresidential property	47,698	35,892
Commercial, financial and agricultural	24,057	31,306
Obligations of political subdivisions in the U.S.	2,505	2,779
Installment and credit card loans to individuals	3,107	3,678

Loans receivable	$130,759	$115,674

Mortgage loans serviced for others approximated $65,887,000 at December 31, 2002, and $57,548,000 at December 31, 2001.

Non-accruing loans amounted to $3,171,000 at December 31, 2002, and $2,558,000 at December 31, 2001. The after-tax effect of the interest that would have been accrued on these loans was $269,000 in 2002 and $499,000 in 2001. Loans past due 90 days and still accruing interest were $32,000 at December 31, 2002, and $187,000 at December 31, 2001.

Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category. At December 31, impaired loans were as follows:

(Expressed in thousands)	2002	2001	2000
Impaired loans with no allocated allowance for loan losses	$134	$124	$2
Impaired loans with allocated allowance for loan losses	3,223	5,822	9,020

Total	$3,357	$5,946	$9,022

Amount of the allowance for loan losses allocated	$1,022	$1,115	$2,673
Average impaired loans	$4,558	$7,429	$11,545
Interest income recognized during impairment	$122	$4	$—
Cash-basis interest income recognized	$122	$4	$—

Activity in the allowance for loan losses is summarized as follows:

(Expressed in thousands)	2002	2001	2000
Balance at beginning of year	$5,310	$7,667	$9,702
Provision for loan losses	(1,029)	(600)	242
Recoveries on loans previously charged-off	353	617	2,023
Loans charged-off	(347)	(2,374)	(4,300)

Balance at end of year	$4,287	$5,310	$7,667

The entire allowance represents a valuation reserve which is available for future charge-offs.

4. Secondary Mortgage Market Activities

Activity for capitalized mortgage servicing rights and the related valutation allowance was as follows:

(Expressed in thousands)	2002	2001	2000
Servicing rights:
Beginning of year	$414	$320	$330
Additions	166	241	—
Amortized to expense	(162)	(147)	(10)

End of year	$418	$414	$320

Valuation allowance:
Beginning of year	$—	$—	$—
Additions expensed	109	—	—
Reductions credited to expense	—	—	—
Direct write-downs	—	—	—

End of year	$109	$—	$—

Belmont Bancorp. and Subsidiaries

Notes to the Consolidated Financial Statements                                                                                                                       [LOGO]

For the Years Ended December 31, 2002, 2001 and 2000

5. Premises and Equipment

Premises and equipment at December 31 are as follows:

(Expressed in thousands)	2002	2001	Original Useful Life Years
Land and land improvements	$1,198	$1,185
Buildings	5,894	5,896	30-50
Furniture, fixtures and equipment	4,582	4,458	5-12
Leasehold improvements	408	408	5-20

Total	12,082	11,947
Less accumulated depreciation and amortization	5,905	5,415

Premises and equipment, net	$6,177	$6,532

6. Deposits

At December 31, 2002, the aggregate maturities of time deposits are summarized as follows:

(Expressed in thousands)
2003	$42,464
2004	13,494
2005	7,963
2006	3,877
2007	5,937
Thereafter	4,641

Total	$78,376

A maturity distribution of time certificates of deposit of $100,000 or more follows:

(Expressed in thousands)	2002	2001
Due in three months or less	$2,485	$4,923
Due after three months through six months	825	1,919
Due after six months through twelve months	1,485	1,473
Due after one year through five years	3,812	3,926
Due after five years	1,578	1,725

Total	$10,185	$13,966

7. Securities Sold Under Repurchase Agreements

Securities sold under agreements to repurchase represent overnight borrowings. For all repurchase agreements, the securities underlying the agreements were under the subsidiary bank’s control. Information related to these borrowings is summarized below:

(Expressed in thousands)	2002	2001
Balance at year-end	$1,307	$647
Average during the year	$1,367	$1,266
Maximum month-end balance	$1,559	$1,454
Weighted average rate during the year	0.99%	3.09%
Weighted average rate at December 31	0.79%	1.38%

8. Borrowings

The Company uses both short and long-term borrowings to meet its liquidity and funding needs consisting primarily of federal funds purchases and advances from the Federal Home Loan Bank (FHLB). All FHLB advances, including short and long-term borrowings, are secured by collateral consisting of a specific pledge of residential mortgage loans, securities, and shares of stock of the FHLB. The carrying value of residential mortgage loans available as collateral for FHLB advances was $10,115,000 and $15,081,000 at December 31, 2002 and 2001, respectively. The carrying value of FHLB stock and securities that secure the FHLB debt was $19,624,000 and $18,560,000 at December 31, 2002 and 2001, respectively. FHLB advances are made under agreements which allow for maximum borrowings of $41 million subject to collateral requirements. Advances can be made at fixed or variable rates of interest.

Information related to these borrowings at December 31, 2002 and 2001, is summarized below.

Long-term borrowings

Long-term borrowings include two $10 million advances from the FHLB with initial fixed interest rates of 4.78% and 4.53% for three years. These advances have a ten year final maturity and are due in 2008. Currently, the FHLB has the option to convert the advances to a floating rate based on the 3 month LIBOR rate. If this option is exercised by the FHLB, the Bank may prepay the advance without penalty in full or in part.

In addition, the Bank has an amortizing advance in the amount of $1,050,000 with a fixed rate of 4.654% and a balloon payment due in 2017.

Scheduled principal payments on long-term debt in each of the five years subsequent to December 31, 2002, are as follows:

(Expressed in thousands)
2003	$16
2004	17
2005	18
2006	19
2007	20
Thereafter	20,960

9. Income Tax

The components of income taxes are as follows:

(Expressed in thousands)	2002	2001	2000
Current payable (refundable)	$(512)	$79	$—
Deferred	2,322	(944)	(680)
Change in valuation allowance	(1,000)	—	—

Income tax expense (benefit)	$810	$(865)	$(680)

Belmont Bancorp. and Subsidiaries

Notes to the Consolidated Financial Statements                                                                                                                       [LOGO]

For the Years Ended December 31, 2002, 2001 and 2000

9. Income Tax (continued)

The following temporary differences gave rise to the net deferred tax asset at December 31, 2002 and 2001:

(Expressed in thousands)	2002	2001
Deferred tax assets:
Allowance for loan losses	$—	$322
Interest on non-accrual loans	27	257
Deferred compensation liability for employees’ future benefits	69	294
Mortgage servicing rights	259	313
Unrealized losses on investments	—	710
Other deferred tax assets	211	124
Net operating loss carryforward	5,399	6,543
Tax credit carryforwards	1,294	1,660

Total deferred tax assets	7,259	10,223
Valuation allowance	—	(1,000)

Total deferred tax assets, net of valuation allowance	7,259	9,223

Deferred tax liabilities:
Federal Home Loan Bank stock dividends	(672)	(619)
Allowance for loan losses	(28)	—
Unrealized gains on investments	(761)	—
Other deferred tax liabilities	(591)	(606)

Total deferred tax liabilities	(2,052)	(1,225)

Net deferred tax asset	$5,207	$7,998

Included in the tax assets above are significant balances related to tax loss carryforwards and tax credits. Management believes that these items will be used prior to their expiration. This is based on management’s estimates regarding earnings in future periods, which includes improvement in non-earning asset balances, and a reduction in tax exempt income.

A reconciliation between the amount of reported income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

	2002		2001		2000
(Expressed in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Tax at statutory rate	$2,314	34.0%	$(435)	(34.0)%	$240	34.0%
Tax exempt interest on investments and loans	(317)	(4.7)%	(602)	(47.0)%	(684)	(96.9)%
Tax credits	(178)	(2.6)%	(210)	(16.5)%	(197)	(27.9)%
Earnings on life insurance policies	—	—	191	14.9%	(79)	(11.2)%
Others-net	(9)	(0.1)%	191	14.9%	40	5.7%
Change in valuation allowance	(1,000)	(14.7)%	—	—	—	—

Actual tax expense (benefit)	$810	11.9%	$(865)	(67.7)%	$(680)	(96.3)%

During 1998 and 1999, the Company generated taxable losses aggregating approximately $22,063,000 which were carried back to prior years. The taxable income in all open taxable years has been eliminated and the remaining net operating loss is being carried forward. During 2001, the Company generated additional taxable losses of $4,963,000 which increased the net operating loss carryforward. The total carryforward at December 31, 2002 of $15,878,000 expires $6,157,000 in 2019, $4,758,000 in 2020 and $4,963,000 in 2021. The Company also has a low income housing credit carryforward of $810,000 and an historic tax credit carry forward of $484,000. The low income housing credit expires in varying amounts from 2017 through 2022. The historic credit expires in 2012.

The expense (benefit) related to securities gains and losses were $9,000, $(41,000), and $1,000 for 2002, 2001 and 2000, respectively.

10. Employee Benefit Plans

The Company has a profit-sharing retirement plan which includes all full-time employees who have reached the age of eighteen. Each participant can elect to contribute to the plan an amount not to exceed the limits as determined by the Internal Revenue Service. The plan provides for an employer matching contribution on the first 4% of the participant’s elective contribution. In addition to the matching contribution, the plan provides for a discretionary contribution to be determined by the Bank’s Board of Directors.

Total profit-sharing expense was $199,000 for 2002, $48,000 for 2001, and $52,000 for 2000. Profit-sharing expense for 2002 included a $40,000 payment to the 401(k) account of a former executive officer as part of a legal settlement.

In addition to providing the profit-sharing plan, the Company sponsors two defined benefit post-retirement plans that cover both salaried and nonsalaried employees. Employees must be fifty-five years old and have ten years of service to qualify for the plans. One plan provides medical and dental benefits, and the other provides life insurance benefits. The post-retirement health care plan is contributory, with retiree contributions adjusted annually; the life insurance plan is noncontributory. The expense under the plans was less than $5,000 in each of the years ending 2002, 2001 and 2000. The liability for the plans was $132,000 at December 31, 2002 and $129,000 at December 31, 2001.

11. Leases

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

Belmont Bancorp. and Subsidiaries

Notes to the Consolidated Financial Statements                                                                                                                           [LOGO]

For the Years Ended December 31, 2002, 2001 and 2000

11. Leases (continued)

As of December 31, 2002, the future minimum rental payments required under noncancelable operating leases with initial terms in excess of one year were as follows:

(Expressed in thousands)	Operating Leases
Year ending December 31,
2003	$121
2004	70
2005	58
2006	24
2007	12
Thereafter	—

Total minimum lease payments	$285

Rental expense under operating leases approximated $124,000 in 2002, $122,000 in 2001, and $119,000 in 2000.

12. Related Party Transactions

Certain directors and executive officers and their associates were customers of, and had other transactions with, the subsidiary bank in the ordinary course of business in 2002 and 2001.

The following is an analysis of loan activity to directors, executive officers, and their associates:

(Expressed in thousands)	2002
Balance previously reported	$3,090

New loans during the year	136
Total	3,226
Less repayments during the year	(18)
Effect of changes in related parties	(2,369)

Balance, December 31	$839

During 2002, three directors resigned; this is reflected in the effect of changes in related parties.

Related party deposits totaled $1,123,000 and $1,920,000 at December 31, 2002 and 2001, respectively.

13. Off-Balance Sheet Financial Instruments

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The following represents financial instruments whose contract amounts represent credit risk at December 31:

	Contract Amount
(Expressed in thousands)	2002	2001
Commitments to extend credit	$14,504	$12,023
Standby letters of credit	580	353

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing properties.

At December 31, 2002, $11,614,000 in commitments to extend credit were issued at an adjustable rate of interest; the remaining $2,890,000 in commitments were issued at fixed rates, with rates ranging from 4.97% to 18.00%. Most of these commitments expire within one year.

At December 31, 2001, $8,453,000 in commitments to extend credit were issued at an adjustable rate of interest; the remaining $3,570,000 in commitments were issued at fixed rates, with rates ranging from 6.36% to 18.00%.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. All of the standby letters of credit expire in 2003. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Belmont Bancorp. and Subsidiaries

Notes to the Consolidated Financial Statements                                                                                                                           [LOGO]

For the Years Ended December 31, 2002, 2001 and 2000

14. Concentrations of Credit Risk

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

The subsidiary bank measures concentration of credit based on categorizing loans by the Standard Industry Classification codes. Loans and commitments equal to or exceeding 25% of Tier 1 capital are considered concentrations of credit. At year end, the bank had concentrations of credit in the following industry:

(Expressed in thousands)	2002
	Loan balance and	Percent of
Industry	available credit	Tier 1 Capital
Real estate—operators of nonresidential buildings	$11,521	44.3%

	2001
Real estate—operators of nonresidential buildings	$7,520	40.9%

15. Limitations on Dividends

The approval of the Comptroller of the Currency is required to pay dividends if the total of all dividends declared by a national bank in any calendar year exceeds the total of its retained net profits for the current year plus the two preceding years. Under this formula, the Bank can declare dividends in 2003 without the approval of the Comptroller of the Currency of approximately $5,145,000 plus an additional amount equal to the Bank’s net profit for 2003 up to the date of any such dividend declaration. Dividends from the subsidiary bank are the primary source of funds to pay dividends to the shareholders of Belmont Bancorp.

16. Other Operating Expenses

Other operating expenses include the following:

(Expressed in thousands)	2002	2001	2000
Taxes other than payroll and real estate	$197	$226	$24
Supplies and printing	206	200	165
Insurance, including federal deposit insurance	586	590	774
Amortization and impairment of mortgage servicing rights	271	147	10
Consulting expense	124	232	139
Examinations and audits	458	446	359
Advertising	227	220	140
Other (individually less than 1% of total income)	1,418	1,282	1,324

Total	$3,487	$3,343	$2,935

17. Restrictions on Cash

The subsidiary bank is required to maintain a reserve balance with the Federal Reserve Bank. The amounts of the reserve requirement at December 31, 2002 was $3,043,000 and at December 31, 2001 was $2,934,000.

18. Cash Flows Information

The Company’s policy is to include cash on hand and amounts due from banks in the definition of cash and cash equivalents.

Cash payments for interest and federal income taxes and cash receipts for federal tax refunds were as follows:

(Expressed in thousands)	2002	2001	2000
Cash payments for interest	$6,635	$9,978	$10,629
Cash payments for income taxes	—	—	—
Federal tax refund	510	—	5,696

Non-cash transfers to other real estate were $220,000 in 2002, $316,000 in 2001, and $901,000 in 2000. Non-cash transfers during 2000 also involved the conversion of preferred stock to common stock for $1,650,000.

19. Regulatory Matters

The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk, weighting, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).

Under the Federal Deposit Insurance Corporation (FDIC) Improvement Act of 1991, the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements. An institution that fails to meet the minimum level to be considered adequately capitalized (an “undercapitalized institution”) may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within

Belmont Bancorp. and Subsidiaries

Notes to the Consolidated Financial Statements	[LOGO]

For the Years Ended December 31, 2002, 2001 and 2000

19. Regulatory Matters (continued)

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

The capital restoration plan required in item (ii) above must include a guarantee by the institution’s holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution’s total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan.

The capital ratios and the regulatory framework for financial institutions are depicted as set forth in the following tables:

	Actual		Minimum Required For Capital Adequacy Purposes
(Expressed in thousands)	Amount	Ratio	Amount	Ratio
As of December 31, 2002:
Total risk based capital to risk weighted assets:
Consolidated	$29,407	17.5%	$13,441	8.0%
Bank	28,153	16.4%	13,719	8.0%
Tier I capital to risk weighted assets:
Consolidated	27,279	16.2%	6,720	4.0%
Bank	25,983	15.2%	6,860	4.0%
Tier I leverage ratio:
Consolidated	27,279	9.7%	11,217	4.0%
Bank	25,983	9.3%	11,201	4.0%

	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(Expressed in thousands)	Amount	Ratio
As of December 31, 2002:
Total risk based capital to risk weighted assets:
Consolidated	$16,801	10.0%
Bank	17,149	10.0%
Tier I capital to risk weighted assets:
Consolidated	10,081	6.0%
Bank	10,290	6.0%
Tier I leverage ratio:
Consolidated	14,021	5.0%
Bank	14,001	5.0%

	Actual		Minimum Required For Capital Adequacy Purposes
(Expressed in thousands)	Amount	Ratio	Amount	Ratio
As of December 31, 2001:
Total risk based capital to risk weighted assets:
Consolidated	$22,008	13.2%	$13,336	8.0%
Bank	20,394	12.4%	13,152	8.0%
Tier I capital to risk weighted assets:
Consolidated	19,974	12.0%	6,668	4.0%
Bank	18,380	11.2%	6,576	4.0%
Tier I leverage ratio:
Consolidated	19,974	7.1%	11,297	4.0%
Bank	18,380	6.5%	11,235	4.0%

	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(Expressed in thousands)	Amount	Ratio
As of December 31, 2001:
Total risk based capital to risk weighted assets:
Consolidated	$16,670	10.0%
Bank	16,440	10.0%
Tier I capital to risk weighted assets:
Consolidated	10,002	6.0%
Bank	9,864	6.0%
Tier I leverage ratio:
Consolidated	14,121	5.0%
Bank	14,043	5.0%

Consent Order and Federal Reserve Bank Agreement: In a letter dated November 5, 2002 from the Office of the Comptroller of the Currency (“the OCC”), the Bank was notified that a Consent Order dated August 3, 1999 against the Bank by the OCC and a Memorandum of Understanding dated July 25, 2001, were terminated effective October 3, 2002. In a letter dated January 10, 2003 from the Federal Reserve Bank of Cleveland, the Company was notified that the Written Agreement dated August 3, 1999 between the Company and the Federal Reserve Bank was terminated effective December 17, 2002. The termination of these regulatory agreements eliminates various regulatory restrictions placed on the Bank and the Company, and permits the Bank and the Company to meet the designation of “well capitalized” under capital adequacy guidelines and the regulatory framework for prompt corrective action.

Belmont Bancorp. and Subsidiaries

Notes to the Consolidated Financial Statements	[LOGO	]

For the Years Ended December 31, 2002, 2001 and 2000

20. Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure about fair value information of Financial Instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlements of the instruments. Statement 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. The fair value of off-balance sheet instruments is not considered material. In addition, the value of long-term relationships with depositors and other customers is not reflected. The value of these items is significant. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used in estimating fair values of financial instruments as disclosed herein:

Cash, Cash Equivalents and Accrued Interest Receivable: For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

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

Long-Term Borrowings: The fair values of long-term borrowings are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

The estimated fair values of the Company’s financial instruments are as follows:

	2002		2001
	Carrying	Estimated	Carrying	Estimated
(Expressed in thousands)	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash due from banks	$9,440	$9,440	$14,587	$14,587
Federal funds sold	13,600	13,600	17,600	17,600
Loans held for sale	786	800	534	534
Securities available for sale	122,794	122,794	125,551	125,551
Loans, net	126,472	131,420	110,364	114,096
Accrued interest receivable	1,600	1,600	1,541	1,541
Financial liabilities:
Deposits	230,243	231,866	238,486	238,909
Repurchase agreements	1,307	1,306	647	646
Accrued interest payable	377	377	652	652
Long-term borrowings	21,050	22,865	20,000	20,502

21. Condensed Parent Company Financial Statements

Presented below are the condensed balance sheets, statements of income, and statements of cash flows for Belmont Bancorp.

Balance Sheets	(Expressed in thousands) December 31,
	2002	2001
Assets
Cash	$1,165	$1,334
Investment in subsidiaries (at equity in net assets)	32,651	23,684
Equity securities	343	284
Advances to subsidiaries	807	627
Other assets	898	1,349

Total assets	$35,864	$27,278

Liabilities
Accrued expense	3	$—
Payable to subsidiary	1,026	805
Deferred compensation	78	627

Total liabilities	1,107	1,432

Shareholders’ equity	34,757	25,846

Total liabilities and shareholder’s equity	$35,864	$27,278

Belmont Bancorp. and Subsidiaries

Notes to the Consolidated Financial Statements	[LOGO	]

For the Years Ended December 31, 2002, 2001 and 2000

21. Condensed Parent Company Financial Statements (continued)

Statements of Income

	2002	2001	2000
Operating income
Impairment loss in market decline on equity securities	$—	$(113)	$(56)
Other income	33	65	71

Total income (loss)	33	(48)	15
Operating expenses	253	194	141

Loss before income tax and equity in undistributed income of subsidiaries	(220)	(242)	(126)
Income tax benefit	(67)	(31)	(43)
Equity in undistributed income (loss) of subsidiaries	6,150	(204)	1,469

Net income (loss)	$5,997	$(415)	$1,386

Statements of Cash Flows

	2002	2001	2000
Operating activities
Net income (loss)	$5,997	$(415)	$1,386
Adjustments to reconcile net income (loss) to net cash from operating activities:
Impairment loss in market decline on equity securities	—	113	56
Undistributed (earnings) loss of affiliates	(6,150)	204	(1,469)
Common stock options granted	33	92	—
Changes in operating assets and liabilities:
Prepaid expenses	—	—	508
Accrued expenses and dividends	(566)	29	40
Other	451	(306)	(295)

Cash from operating activities	(235)	(283)	226

Investing activities
Payments from subsidiaries	221	245	212
Payments to subsidiaries	(180)	(180)	(175)
Additional investment in subsidiary	—	—	(9,329)
Investment redemption	—	150	—

Cash from investing activities	41	215	(9,292)

Financing activities
Issuance of common stock	—	—	9,327
Stock options exercised (7,000 shares)	25	—	—

Cash from financing activities	25	—	9,327

Increase (decrease) in cash & cash equivalents	(169)	(68)	261
Cash and cash equivalents at beginning of year	1,334	1,402	1,141

Cash and cash equivalents at end of year	$1,165	$1,334	$1,402

22. Comprehensive Income

The components of other comprehensive income were as follows:

(Expressed in thousands)	2002	2001	2000
Unrealized holding gains arising during the period	$4,354	$739	$5,546
Reclassification adjustment	(27)	120	(4)

Net gains arising during the period	4,327	859	5,542
Tax effect	(1,471)	(292)	(1,884)

Other comprehensive income	$2,856	$567	$3,658

23. Litigation

The Company and its subsidiaries have been named as defendants in legal actions.

During December 2001, the Company reached a comprehensive legal settlement wherein five lawsuits were resolved, including a costly derivative action. Proceeds from the settlement totaled $6.3 million and were recorded during the first and second quarters of 2002. Each case, concluded as a result of the comprehensive settlement, was either directly or indirectly related to losses incurred by the Company during 1998 and 1999 for commercial loans to Schwartz Homes, Inc., formerly the Bank’s largest commercial borrower, and an interim-lending program offered by the Bank to customers for Schwartz Homes, Inc. Schwartz Homes, Inc. filed bankruptcy during 1999 and was subsequently liquidated. All payments received and recorded by the Company for the comprehensive settlement, except for $675,000 received for its fidelity bond policy, were net of plaintiff’s attorneys fees and costs; those fees and costs were approximately $3.6 million. Mr. James J. Fleagane, the shareholder who commenced the derivative action on behalf of the Company, filed a motion in the derivative litigation seeking compensation for his time spent prosecuting the case. The Circuit Court of Ohio County, West Virginia, denied his request. In May 2002, Mr. Fleagane filed a Petition for Appeal to the West Virginia Supreme Court of Appeals, and in January 2003, the Court agreed to hear the appeal. The Company intends to vigorously oppose Mr. Fleagane’s request for payment.

In February 2001, Belmont National Bank filed a foreclosure action in the Common Pleas Court of Harrison County, Ohio against Martin Snyder, et al., for loans Snyder had with the Bank. In May 2001, Snyder filed a lender liability counterclaim against the Bank which claimed that through certain actions the Bank and its representatives caused Snyder’s business to fail and thereby “deprived defendants of their unfettered will.” Snyder sought compensatory damages in excess of $25,000 and punitive damages to be determined at trial. In December 2002, the parties agreed to settle this matter, and appropriate documentation is pending to formally dismiss the case.

Belmont Bancorp. and Subsidiaries

Notes to the Consolidated Financial Statements                                                                                                                       [LOGO]

For the Years Ended December 31, 2002, 2001 and 2000

23. Litigation (continued)

In October 2001, in a civil action in the Circuit Court of Ohio County, West Virginia, Manuel A. Velez, DDS filed a pro se complaint against the Company doing business as Belmont National Bank with respect to the terms of refinancing of a commercial loan. The complaint sought rescission of the contract, compensatory damages in excess of $50,000, and punitive damages of $200,000, together with fees and costs. The Company filed a timely answer and a counterclaim for a complaint on a promissory note as against the pro se plaintiff. This matter was scheduled for trial on November 19, 2002. The Company filed a motion for summary judgment to dismiss the case, and a hearing was scheduled for November 15, 2002. At that time, the matter was dismissed in favor of the Bank’s motion for summary judgment, and the dismissal judgment was entered in the Ohio County Clerk’s Office, West Virginia, on February 18, 2003.

In October, 2001, in the United States District Court for the Northern District of Ohio, an action was filed by BVM Hospitality, Inc., Kiran Patel, Raman Patel and Chandu Patel against Belmont National Bank, four of its directors and one of its officers. The claim alleged that the Bank declined to extend credit based upon national origin. Plaintiffs sought $628,508 in compensatory damages and $500,000 in punitive damages. On October 10, 2002, the Ohio Civil Rights Commission filed a complaint against the Bank arising out of the same matter pending in the Federal Court. An administrative hearing originally set on that matter on April 8, 2003, was stayed pending the outcome of the civil matter. With discovery complete, both sides filed motions for summary judgment in the civil action. While the motions remained pending, on February 14, 2003, the parties agreed to settle all claims. Plaintiffs also agreed to take steps to withdraw or terminate the proceedings instituted by the Ohio Civil Rights Commission. As the parties finalized the settlement, and upon notice of the settlement, on February 20, 2003, the Court dismissed the civil case. The administrative action has not yet been dismissed.

Management believes, based on the advice of counsel, that no accrual for loss is necessary at year-end 2002. However, losses were reasonably possible and subsequent to December 31, 2002, settlements were reached in all cases (except for Mr. Fleagane’s Petition for Appeal previously described) resulting in charges during the first quarter of 2003 of approximately $50,000.

24. Stock Option Plan

On May 21, 2001, the Company’s shareholders approved the Belmont Bancorp. 2001 Stock Option Plan (the “Plan”). The Plan authorized the granting of up to 1,000,000 shares of common stock as qualified and nonqualified stock options. Generally, one-fourth of the options awarded become exercisable on each of the four anniversaries of the date of grant. However, some of the options granted in 2001 vested immediately on the date of grant with the remaining amount vesting over the next three to four years. The option period expires 10 years from the date of grant.

A summary of the activity in the plan was as follows:

	Available For Grant	Options Outstanding	Weighted Average Exercise Price
Balance, January 1, 2001	—	—	—
Authorized	1,000,000	—	—
Granted	(221,000)	221,000	$3.26

Balance, December 31, 2001	779,000	221,000	$3.26
Granted	(140,500)	140,500	$4.50
Exercised		(7,000)	$3.60
Forfeited	53,000	(53,000)	$3.79

Balance, December 31, 2002	691,500	301,500	$3.74

Options exercisable at December 31, 2002		66,500	$2.65

Options outstanding at December 31, 2002 were as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable
$2.00	75,000	8.1	45,000
$3.90	20,000	9.2	—
$4.00	86,000	9.0	21,500
$4.60	115,500	10.0	—
$4.70	5,000	9.6	—

Total	301,500	9.2	66,500

Pro forma information for net income and earnings per common share is presented in Note 1. Compensation expense, net of taxes, of $22,000 for the year ended December 31, 2002 and $61,000 for the year ended December 31, 2001 was recognized to reflect the impact of granting certain options below their market price.

Belmont Bancorp. and Subsidiaries

Notes to the Consolidated Financial Statements                                                                                                                           [LOGO]

For the Years Ended December 31, 2002, 2001 and 2000

25. Quarterly Financial Data (Unaudited)

(Expressed in thousands except per share amounts)

	Interest Income	Net Interest Income	Net Income (Loss)	Earnings (Loss) Per Common Share
				Basic	Fully Diluted
2002
First quarter	$3,799	$2,065	$2,084	$0.19	$0.19
Second quarter	3,833	2,249	1,732	0.16	0.16
Third quarter	3,912	2,352	689	0.06	0.06
Fourth quarter	3,733	2,251	1,492	0.13	0.13

2001
First quarter	$4,671	$2,015	$165	$0.01	$0.01
Second quarter	4,762	2,174	175	0.02	0.02
Third quarter	4,421	1,975	(462)	(0.04)	(0.04)
Fourth quarter	4,277	2,157	(293)	(0.03)	(0.03)

Net income for the first and second quarters of 2002 was positively impacted by the distribution of settlement proceeds from the Company’s derivative action. Exclusive of these settlement proceeds and related expenses, the Company would have reported net earnings of $161,000 for the first quarter and $234,000 for the second quarter. Net income for the third quarter included a reduction to the allowance for loan losses in the amount of $500,000 and was reflected as a negative loan loss provision; the effect of this negative provision was to increase income after taxes by $330,000. Net income for the fourth quarter of 2002 included a tax benefit of $864,000 due to the elimination of a $1,000,000 valuation allowance for deferred tax assets. Net income for the fourth quarter of 2002 also included a reduction to the allowance for loan losses in the amount of $529,000 and was reflected as a negative loan loss provision; the effect of this negative provision was to increase income after taxes by $349,000.

The net loss during the fourth quarter of 2001 included a reduction to the allowance for loan losses in the amount of $600,000 and was reflected as a negative loan loss provision; the effect of this negative provision was to increase income after taxes by $396,000. The net loss reported for the year ended December 31, 2001 included legal fees and settlement charges, net of related taxes, of $647,000 during the third quarter of 2001 and $865,000 during the fourth quarter of 2001.

26. Earnings per Share

The factors used in the earnings per share computation follow:

(Expressed in thousands except share and per share data)

	2002	2001	2000
Basic:
Net Income (Loss)	$5,997	$(415)	$1,386

Weighted average common shares outstanding	11,105,584	11,101,403	8,778,621

Basic earnings (loss) per common share	$0.54	$(0.04)	$0.16

Diluted:
Net Income (Loss)	$5,997	$(415)	$1,386

Weighted average common shares outstanding for basic earnings per common share	11,105,584	11,101,403	8,778,621
Add: Dilutive effects of assumed exercises of stock options	46,690	—	—

Average shares and dilutive potential common shares	11,152,274	11,101,403	8,778,621

Diluted earnings (loss) per common share	$0.54	$(0.04)	$0.16

Stock options for 28,420 shares of common stock were not considered in computing diluted earnings per share for 2001 because they were antidilutive. No stock options were outstanding during 2000.

Belmont Bancorp. and Subsidiaries

Independent Auditor’s Report	[LOGO]

To the Shareholders and Board of Directors of

Belmont Bancorp.

We have audited the accompanying consolidated balance sheets of Belmont Bancorp. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Belmont Bancorp. and subsidiaries at December 31, 2002 and 2001, and the results of its operations and its cash flows, for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Crowe, Chizek and Company LLP

Columbus, Ohio

February 20, 2003

EXHIBIT INDEX

Exhibit Number	Description
4.1	Charter (1)
4.2	Charter Amendment regarding Series A Preferred Stock (2)
4.3	Bylaws as currently in effect (1)
10.1	Employment Agreement dated December 15, 1999 between Wilbur R. Roat, Belmont Bancorp. and Belmont National Bank (3)
10.2	Employment Agreement dated April 16, 2001 between Michael Baylor, Belmont Bancorp., and Belmont National Bank (4)
10.3	Belmont Bancorp. 2001 Stock Option Plan (5)
11.0	Statement Regarding Computation of Per Share Earnings (6)
12.0	Financial Statements (6)
21.1	List of Subsidiaries (6)
23.1	Consent of Crowe, Chizek and Company LLP (6)
99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Annual Report on Form 10-K of Belmont Bancorp. for the year ended December 31, 2002 (6)
99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Annual Report on Form 10-K of Belmont Bancorp. for the year ended December 31, 2002 (6)

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-2 filed with the Securities and Exchange Commission (Registration No. 333-91035) on November 16, 1999 and incorporated herein by reference.
(2)	Filed as an exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-2 filed with the Securities and Exchange Commission (Registration No. 333-91035) on February 3, 2000 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (Registration No. 0-12724) and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (Registration No. 0-12724) and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (Registration No. 0-12724) and incorporated herein by reference.
(6)	Filed herewith.

A copy of an exhibit may be obtained from the Company via written request. Please specify each exhibit requested and your name, address and telephone number. A nominal photocopying charge may apply.

Belmont Bancorp.

Attn: Jane Marsh, Corporate Secretary

P.O. Box 249, St. Clairsville, Ohio

43950

E-1