Form 10-Q
period 2003-03-31
BELMONT BANCORP
filed 2003-05-14
CIK 726294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

(740)-695-3323

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  ☒  Yes  ☐  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.25 par value,

11,108,403 shares outstanding

as of May 5, 2003

BELMONT BANCORP

Quarter Ending March 31, 2003

Belmont Bancorp. and Subsidiaries

Consolidated Balance Sheets

(Unaudited) ($000s except share and per share amounts)

	March 31, 2003	December 31, 2002
Assets
Cash and due from banks	$10,095	$9,316
Interest-bearing deposits in other banks	158	124
Federal funds sold	10,500	13,600

Cash and cash equivalents	20,753	23,040
Loans held for sale	874	786
Securities available for sale at fair value	120,631	122,794
Loans	133,886	130,759
Less allowance for loan losses	(4,337)	(4,287)

Net loans	129,549	126,472
Premises and equipment, net	6,140	6,177
Deferred federal tax assets	5,185	5,207
Cash surrender value of life insurance	1,305	1,275
Accrued income receivable	1,609	1,600
Other assets	2,393	2,117

Total assets	$288,439	$289,468

Liabilities and Shareholders’ Equity
Liabilities
Non-interest bearing deposits:
Demand	$27,303	$28,721
Interest-bearing deposits:
Demand	29,178	28,800
Savings	98,167	94,346
Time	74,564	78,376

Total deposits	229,212	230,243
Securities sold under repurchase agreements	365	1,307
Long-term borrowings	21,046	21,050
Accrued interest on deposits and other borrowings	362	377
Other liabilities	2,417	1,734

Total liabilities	253,402	254,711

Shareholders’ Equity
Preferred stock—authorized 90,000 shares with no par value; no shares issued or outstanding	—	—
Common stock—$0.25 par value, 17,800,000 shares authorized; 11,153,195 shares issued	2,788	2,788
Additional paid-in capital	17,543	17,539
Retained earnings	14,431	13,961
Treasury stock at cost (44,792 shares)	(1,009)	(1,009)
Accumulated other comprehensive income	1,284	1,478

Total shareholders’ equity	35,037	34,757

Total liabilities and shareholders’ equity	$288,439	$289,468

See the Notes to the Consolidated Financial Statements.

Belmont Bancorp. and Subsidiaries

Consolidated Statements of Income

(Unaudited) ($000s except per share amounts)

	For the Three Months Ended March 31,
	2003	2002
Interest and Dividend Income
Loans:
Taxable	$2,206	$2,102
Tax-exempt	39	45
Securities:
Taxable	1,193	1,191
Tax-exempt	47	327
Dividends	45	46
Interest on federal funds sold	41	88

Total interest and dividend income	3,571	3,799

Interest Expense
Deposits	1,117	1,495
Other borrowings	244	239

Total interest expense	1,361	1,734

Net interest income	2,210	2,065
Provision for loan losses	0	0

Net interest income after provision for loan losses	2,210	2,065

Noninterest Income
Trust fees	125	128
Service charges on deposits	253	221
Legal settlements	0	3,933
Other operating income	208	196
Securities gains (losses)	168	(63)
Gains on sale of loans held for sale	137	60

Total noninterest income	891	4,475

Noninterest Expense
Salary and employee benefits	1,254	1,262
Net occupancy expense of premises	238	231
Equipment expenses	196	211
Legal fees	31	597
Legal settlements expense	53	559
Other operating expenses	737	752

Total noninterest expense	2,509	3,612

Income before income taxes	592	2,928
Income Tax Expense	122	844

Net Income	$470	$2,084

Basic and Diluted Earnings per Common Share	$0.04	$0.19

See the Notes to the Consolidated Financial Statements.

Belmont Bancorp. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited) ($000s)

	Three Months Ended March 31,
	2003	2002
Balance at beginning of period	$34,757	$25,846
Comprehensive income:
Net income	470	2,084
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	(194)	(120)

Total comprehensive income	276	1,964
Common stock options vested	4	8

Balance at end of period	$35,037	$27,818

See the Notes to the Consolidated Financial Statements.

Belmont Bancorp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2003 and 2002

(Unaudited) ($000’s)

	2003	2002
Cash from Operating Activities	$1,151	$2,693
Investing Activities
Proceeds from:
Maturities and calls of securities	5,071	3,070
Sales of securities available for sale	2,740	6,945
Principal collected on mortgage-backed securities	7,340	9,008
Sales of other real estate owned	53	0
Purchases of:
Securities available for sale	(13,499)	(26,078)
Premises and equipment	(97)	(115)
Changes in:
Loans, net	(3,069)	790

Cash from investing activities	(1,461)	(6,380)

Financing Activities
Payments on long term debt	(4)	0
Changes in:
Deposits	(1,031)	(4,784)
Repurchase agreements	(942)	250

Cash from financing activities	(1,977)	(4,534)

Increase (Decrease) in Cash and Cash Equivalents	(2,287)	(8,221)
Cash and Cash Equivalents, Beginning of Year	23,040	32,187

Cash and Cash Equivalents at March 31	$20,753	$23,966

Cash payments for interest	$1,376	$1,905
Cash payments for income taxes	0	0
Non-cash transfers from loans to other real estate owned and repossessions	70	0

See the Notes to the Consolidated Financial Statements.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Belmont Bancorp and its subsidiaries, Belmont National Bank (the “Bank”) and Belmont Financial Network. Material intercompany accounts and transactions have been eliminated.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

The foregoing financial statements are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring items, necessary for a fair presentation of the financial statements have been included. A summary of the Company’s significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the Company’s Annual Report to Shareholders on Form 10-K for the year ended December 31, 2002.

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

Earnings Per Common Share: Average shares outstanding used to compute basic and diluted earnings per share differ due to stock option grants. The average number of shares outstanding used to compute basic and diluted earnings per share was as follows:

Number of Shares
Basic earnings per share:
For the three months ended March 31, 2003	11,108,403
For the three months ended March 31, 2002	11,101,403

Diluted earnings per share:
For the three months ended March 31, 2003	11,176,404
For the three months ended March 31, 2002	11,140,729

Stock Compensation: Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income for options granted with an exercise price equal to or greater than the market price of the underlying common stock at date of grant. Compensation expense is reflected in net income for certain options granted with an exercise price below the market price of the underlying common stock at the date of the grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”.

	For the Three Months Ended March 31,
(Expressed in thousands except per share amounts)	2003	2002
Net income as reported	$470	$2,084
Deduct: Stock-based compensation expense determined under fair value based method	(22)	(11)

Pro forma net income	$448	$2,073

Basic earnings per share as reported	$0.04	$0.19
Pro forma basic earnings per share	0.04	0.19
Diluted earnings per share as reported	$0.04	$0.19
Pro forma diluted earnings per share	0.04	0.19

2.	Securities

The estimated fair values of securities were as follows:

	March 31, 2003
(Expressed in thousands)	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$29,755	$526	$(4)
Tax-exempt obligations of states and political subdivisions	2,232	167	(49)
Taxable obligations of states and political subdivisions	21,364	546	(12)
Mortgage-backed securities	37,249	839	(103)
Collateralized mortgage obligations	11,010	313	—
Corporate debt	11,933	264	(620)
Asset-backed securities	958	6	—

Total debt securities	114,501	2,661	(788)
Marketable equity securities	6,130	74	—

Total available for sale	$120,631	$2,735	$(788)

	December 31, 2002
(Expressed in thousands)	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$33,004	$609	$(6)
Tax-exempt obligations of states and political subdivisions	3,596	181	(54)
Taxable obligations of states and political subdivisions	20,042	642	—
Mortgage-backed securities	36,002	870	(116)
Collateralized mortgage obligations	9,806	368	(1)
Corporate debt	13,011	243	(666)
Asset-backed securities	1,017	17	—

Total debt securities	116,478	2,930	(843)
Marketable equity securities	6,316	152	—

Total available for sale	$122,794	$3,082	$(843)

3.	Loans and Allowance for Loan Losses

Loans outstanding are as follows:

(Expressed in thousands)	March 31, 2003	December 31, 2002
Real estate-construction	$3,810	$3,856
Real estate-mortgage	49,107	49,536
Real estate-secured by nonfarm, nonresidential property	52,470	47,698
Commercial, financial and agricultural	23,106	24,057
Obligations of political subdivisions in the U.S.	2,460	2,505
Installment and credit card loans to individuals	2,933	3,107

Loans receivable	$133,886	$130,759

Non-accruing loans amounted to $3,016,000 and $3,171,000 at March 31, 2003 and December 31, 2002, respectively. Generally, non-accruing loans are considered impaired and are also included in the impaired loan table below. Loans past due 90 days and still accruing interest were $34,000 and $32,000 at March 31, 2003 and December 31, 2002, respectively.

Impaired loans were as follows:

(Expressed in thousands)	March 31, 2003	December 31, 2002
Impaired loans with no allocated allowance for loan losses	$185	$134
Impaired loans with allocated allowance for loan losses	2,976	3,223

Total	$3,161	$3,357

Amount of the allowance for loan losses allocated	$1,031	$1,022

(Expressed in thousands)	March 31, 2003	March 31, 2002
Average impaired loans	$3,259	$5,704
Interest income recognized during impairment	0	51
Cash-basis interest income recognized	0	48

Activity in the allowance for loan losses is summarized as follows:

	Three months ended March 31,
(Expressed in thousands)	2003	2002
Balance, beginning of period	4,287	5,310
Provision for loan losses	0	0
Loans charged-off	(18)	(100)
Recoveries on loans previously charged-off	68	7

Net (charge offs) recoveries	50	(93)

Balance, end of period	$4,337	$5,217

The entire allowance represents a valuation reserve which is available for future charge-offs.

4.	Stock Option Plan

In May 2001, the Company’s shareholders approved the Belmont Bancorp. 2001 Stock Option Plan (the “Plan”). The Plan authorized the granting of up to 1,000,000 shares of common stock as incentive and nonqualified stock options. Generally, one fourth of the options awarded become exercisable on each of the four anniversaries of the date of grant. However, some of the options granted in 2001 vested immediately on the date of the grant with the remaining amount vesting over the next three to four years. The option period expires 10 years from the date of grant.

The following is a summary of the activity in the Plan for the three months ended March 31, 2003:

	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance at January 1, 2003	691,500	301,500	$3.74
Forfeitures	7,500	(7,500)	$4.67
Granted	—	—

Balance at March 31, 2003	699,000	294,000	$3.72

The Company accounts for the stock options under Accounting Principles Board Opinion No. 25, which requires expense recognition only when the exercise price is less than the market value of the underlying stock at the measurement date. Compensation expense, net of taxes, of $3,000 and $5,000 was recognized for the three months ended March 31, 2003 and 2002, respectively, to reflect the impact of granting certain options below their market price. Pro forma information for net income and earnings per common share is presented in Note 1.

5.	Litigation

The Company and its subsidiaries have been named as defendants in legal actions. Management believes, based on the advice of counsel, that no accrual for loss is necessary.

Since the date of the filing of the Company’s Annual Report to Shareholders on Form 10-K for the year ended December 31, 2002, there have been no material new legal proceedings involving the Company or any material developments to the proceedings described in such 10-K, except as described below.

As described in the Company’s Annual Report to Shareholders and Form 10-K for the year ended December 31, 2002, Mr. James J. Fleagane, the shareholder who commenced a derivative action on behalf of the Company, filed a motion in the derivative litigation described in such 10-K seeking compensation for his time spent prosecuting the derivative action. On May 8, 2003, the Company and Mr. Fleagane agreed to settle all claims related to Mr. Fleagane’s motion and to release each other from any claims relating to the derivative litigation and Mr. Fleagane’s motion for compensation. The Company agreed to enter into the settlement in order to avoid the management time and Company expense that would be involved in opposing Mr. Fleagane’s motion.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF              OPERATIONS

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

RESULTS OF OPERATIONS

SUMMARY

For the three months ended March 31, 2003, Belmont Bancorp. earned $470,000, or $0.04 per common share, compared to earnings of $2,084,000, or $0.19 per common share, for the three months ended March 31, 2002. Included in earnings for the first quarter of 2002 are proceeds from settlements of legal matters including a derivative action and related litigation. Exclusive of settlement proceeds and related expenses, the Company would have reported net earnings of $161,000 for the first quarter of 2002.

Average assets increased to $288 million for the first quarter of 2003, compared to $285 million for the first quarter of 2002. Total assets at March 31, 2003 were $288 million, down slightly from $289 million at December 31, 2002.

Net interest income on a taxable equivalent basis increased $17,000 for the first quarter of 2003 compared to the first quarter of 2002. Average earning assets increased to $265 million during the first quarter of 2003 from $264 million for the first quarter of 2002. The taxable equivalent net interest margin was 3.45% and 3.43% for the three months ended March 31, 2003 and 2002, respectively. The net interest rate spread (the difference between the average yields on earning assets and interest-bearing liabilities) was 3.05% for the first three months of 2003 compared to 2.98% for the comparable period of 2002. The taxable equivalent yield on earning assets declined to 5.53% from 6.09%, a decrease of 56 basis points, during the first quarter of 2003 compared to the first quarter of 2002. This decline was offset by a decrease of 63 basis points in the cost of interest-bearing liabilities to 2.48% from 3.11%.

Interest rates across the maturity horizon remained low relative to historical levels during the first quarter of 2003. The Federal Open Market Committee (the “FOMC”) maintained a very accommodative stance to aid economic recovery. In November 2002, the FOMC reduced its targeted federal funds rate by 0.50% to 1.25%. This followed several federal funds rate cuts during 2001 when the targeted federal funds rate fell from 6.50% at the beginning of 2001 to 1.75% by the end of 2001. Likewise, the prime-lending rate fell from 9.50% at the beginning of 2001 to 4.25% by November 2002. Changing interest rates impact the Company through loan refinancing activity, reinvestment opportunities in loans and investments, and financing costs on its deposit base and other borrowings.

OTHER OPERATING INCOME

Changes in various categories of other income are depicted in the table below.

	Three months ended March 31,
(Expressed in thousands)	2003	2002	% Change
Trust fees	$125	$128	-2.3%
Service charges on deposits	253	221	14.5%
Gain on sale of loans held for sale	137	60	128.3%
Legal settlements	0	3,933	-100.0%
Other income (individually less than 1% of total income)	208	196	6.1%

Subtotal	723	4,538	-84.1%
Gains (losses) securities available for sale	168	(63)	366.7%

Total	$891	$4,475	-80.1%

Operating results during the first and second quarters of 2002 were impacted by a comprehensive legal settlement as more fully described in the Company’s Annual Report to Shareholders on Form 10-K. Other income during the first quarter of 2002 included $3.9 million in payments to the Company related to this settlement.

Trust fees declined modestly by $3,000, or 2.3%, for the first three months of 2003 compared to the first three months of 2002. The general decline in stock prices impacts trust fees since most fees are assessed on the market value of assets held in the trust accounts.

Capitalized mortgage servicing rights included in gains on sales of loans held for sale totaled $59,000 for the first three months of 2003 compared to $42,000 for the same period in 2002. Gains on sales of loans held for sale increased to $137,000 for the first three months of 2003 from $60,000 for the first three months of 2002. The total outstanding balance of mortgage loans sold without recourse and with servicing rights retained increased to $68.4 million at March 31, 2003 from $60.2 million at March 31, 2002.

Securities gains recorded during the first quarter of 2003 totaled $168,000 and included $92,000 in gains on sales of equity securities. Securities losses incurred during the first quarter of 2002 related to the sale of approximately $6.5 million in municipal bonds. Throughout 2002, the Bank reduced the tax-exempt municipal bond portfolio to reduce interest rate risk related to long term, fixed rate bonds and to increase taxable income to utilize its net operating loss carryforward.

OPERATING EXPENSES

The following table shows the dollar amounts and the percent change in various components of operating expenses.

	Three months ended March 31,
(Expressed in thousands)	2003	2002	% Change
Salaries and wages	$996	$1,000	-0.4%
Employee benefits	258	262	-1.5%
Occupancy expense	238	231	3.0%
Furniture and equipment expense	196	211	-7.1%
Legal fees	31	597	-94.8%
Legal settlements	53	559	-90.5%
Insurance, including federal deposit insurance	52	148	-64.9%
Examinations and audits	87	121	-28.1%
Telecommunication expense	37	41	-9.8%
Taxes other than payroll and real estate	91	67	35.8%
Supplies and printing	45	45	0.0%
Amortization of mortgage servicing rights	29	36	-19.4%
Other (individually less than 1% of total income)	396	294	34.7%

Total	$2,509	$3,612	-30.5%

At March 31, 2003 the Company employed 130 full time equivalent employees, down from 131 full time equivalent employees at the end of March 2002.

Employee benefits for the three months ended March 31, 2003 were $258,000, down 1.5% from $262,000 for the first quarter of 2002. The decline was principally due to a lower profit sharing accrual during the first quarter of 2003 compared to the first quarter of 2002.

Legal fees were $31,000 for the three months ended March 31, 2003, down from $597,000 for the comparative period for 2002. The cost for the first quarter of 2002 included approximately $432,000 that related to the comprehensive legal settlement previously described.

Legal settlements expense for the first three months of 2002 totaled $559,000 and included $179,000 in settlement charges related to the comprehensive legal settlement previously described. The remaining settlement charges for the first quarter of 2003 and 2002 related to various claims against the Company previously disclosed in the Company’s Annual Report to Shareholders and Form 10-K for the years ended December 31, 2002 and 2001.

Two categories of expense declined during the first quarter of 2003 compared to the first quarter of 2002 as a result of improvements to the Bank’s regulatory risk profile. Insurance expense for the first quarter of 2003 included cost savings related to a reduction in FDIC premiums paid by the Bank. FDIC costs declined by $98,000 for the three months ended March 31, 2003 compared to the same period for 2002. Examination and audit expense declined to $87,000 for the first quarter of 2003 compared to $121,000 for the first quarter of 2002. Of this decline, $20,000 relates to savings for examination costs assessed for the Bank’s regulatory examinations.

Other taxes increased 35.8% to $91,000 for the first quarter of 2003 from $67,000 for the first quarter of 2002. This increase reflects higher state corporate franchise tax expense and is directly related to a larger capital base at year-end 2002 compared to year-end 2001.

Other operating expenses increased to $396,000 for the first quarter of 2003 compared to $294,000 for the same period in 2002. In 2003, the Company resumed payment of directors’ fees which totaled $40,000 for the first quarter. Higher expenditures for advertising, consulting and collection expenses also contributed to the increase in other operating expenses.

SECURITIES

The estimated fair value of securities available for sale at March 31, 2003 and December 31, 2002 are detailed in Note 2 of the quarterly financial statements.

At March 31, 2003, the Company did not own any investments of a single issuer, the value of which exceeded 10% of total shareholders’ equity, or $3,193,000, except for stock in the Federal Home Loan Bank of Cincinnati. The book value and estimated fair value of this stock was $3,487,000 at March 31, 2003.

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

Details of the activity in the Allowance for Loan Losses for the first quarter of 2003 and 2002 are included in Note 3 of the quarterly financial statements. No loan loss provision was recorded during the quarter ended March 31, 2003 or 2002 because the Company had an appropriate balance in the allowance based on its analysis of loan quality. The following table depicts various loan and loan-related statistics.

	Three months ended March 31,
(Expressed in thousands)	2003	2002
Loans outstanding, end of period	$133,886	$114,809
Average loans	$132,134	$114,764
Annualized net charge offs (recoveries) as a percent of:
Average loans	-0.09%	0.32%
Allowance for loan losses	-2.86%	7.13%
Allowance for loan losses to:
Total loans at end of period	3.24%	4.54%
Non-performing assets	139.05%	205.72%

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

Non-performing assets (Expressed in thousands)	March 31, 2003	Dec. 31, 2002
Non-accrual loans	$3,016	$3,171
Loans 90 days or more past due but accruing interest	34	33
Other real estate owned	69	50

Total	$3,119	$3,254

Non-performing assets as a percent of total assets	1.08%	1.12%

Details of impaired loans and related information are included in Note 3 of the quarterly financial statements.

In addition to the schedule of non-performing assets, management prepares a watch list consisting of loans which they have determined require closer monitoring to further protect the Company against loss. The balance of loans classified by management as substandard due to delinquency, a change in financial position, or other factors and not included as non-performing assets totaled $10,286,000 at March 31, 2003 and $11,419,000 at December 31, 2002.

LOAN CONCENTRATIONS

The Company uses the Standard Industry Code (SIC) system to determine concentrations of credit risk by industry. Management monitors concentrations of credit as measured by an industry’s total available and outstanding credit balance expressed as a percent of Tier 1 capital. Loan concentrations exceeding 25% of Tier 1 capital are detailed in the following tables.

Industry	March 31, 2003	December 31, 2002
Real estate—operators of nonresidential buildings:
Loan balance and available credit ($000s)	$12,887	$11,521
Percent of tier 1 capital	48.6%	44.3%

DEFERRED FEDERAL TAX ASSETS

Deferred federal tax assets totaled $5.2 million at March 31, 2003. The deferred federal tax assets include significant balances related to tax loss carryforwards and tax credits. It also includes the tax effect of recording securities available for sale at estimated market value. At March 31, 2003, management believes no deferred tax valuation allowance is needed as future estimated taxable income will be sufficient to realize the net deferred tax assets.

OTHER LIABILITIES

Other liabilities increased to $2.4 million at March 31, 2003 compared to $1.7 million at December 31, 2002. Other liabilities include amounts for various accrued expenses, accounts payable, and funds owed for securities traded but not yet settled. The increase in other liabilities for the comparative periods presented resulted from securities traded but not settled by March 31, 2003.

CAPITAL RESOURCES

The table below depicts the capital ratios for the Bank and for the Company on a consolidated basis as of March 31, 2003. In addition, the table depicts the requirements for classification as “adequately capitalized” and “to be well capitalized” under the regulatory guidelines for Prompt Corrective Action. Tier 1 capital consists principally of shareholders’ equity less goodwill and deferred tax assets, while Tier 2 capital consists of certain debt instruments and a portion of the allowance for loan losses. Total capital consists of Tier 1 and Tier 2 capital.

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
As of March 31, 2003:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital to risk weighted assets:
Consolidated	$30,025	17.7%	$13,595	8.0%	$16,994	10.0%
Bank	28,723	16.6%	13,873	8.0%	17,341	10.0%
Tier 1 capital to risk weighted assets:
Consolidated	27,873	16.4%	6,798	4.0%	10,196	6.0%
Bank	26,529	15.3%	6,936	4.0%	10,405	6.0%
Tier 1 capital to average assets:
Consolidated	27,873	9.9%	11,233	4.0%	14,041	5.0%
Bank	26,529	9.5%	11,176	4.0%	13,971	5.0%

LIQUIDITY

Effective liquidity management involves ensuring that the cash flow requirements of depositors and borrowers, as well as the operating needs of the Company, are met. Funds are available through the operation of the Bank’s branch banking network that gathers demand and retail time deposits. The Bank also acquires funds through repurchase agreements and overnight federal funds that provide additional sources of liquidity. Total deposits decreased $1.0 million, or 0.4%, from December 31, 2002 to March 31, 2003. The Bank’s federal funds sold at March 31, 2003 totaled $10.5 million, down from $13.6 million at December 31, 2002.

Cash flows from the securities portfolio are also a source of liquidity. Proceeds from principal repayments, sales, calls and maturities of investment securities totaled $15.2 million during the three months ended March 31, 2003. Securities available for sale decreased from $123 million at December 31, 2002 to $121 million at March 31, 2003.

The Bank has an available line of credit with a correspondent bank totaling $4,100,000 that may be used as an alternative funding source. The Bank also has an unused credit line with the Federal Home Loan Bank for $20 million. All borrowings at the Federal Home Loan Bank are subject to eligible collateral requirements; at March 31, 2003, the Bank had sufficient eligible collateral to utilize the credit line.

The main source of liquidity for the parent company is dividends from the Bank. At March 31, 2003, the parent had cash and marketable securities with an estimated fair value of $1.3 million. The parent company does not have any debt to third parties. Management believes sufficient liquidity is currently available to meet estimated short-term and long-term funding needs for the Bank and the parent company.

ITEM 3 —QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 3 has been disclosed in Item 7A of the Company’s Annual Report to Shareholders on Form 10-K for the year ended December 31, 2002. There has been no material change in the disclosure regarding market risk.

ITEM 4. —CONTROLS AND PROCEDURES

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

PART II – OTHER INFORMATION

Item 1. Legal proceedings

Since the date of the filing of the Company’s Annual Report to Shareholders on Form 10-K for the year ended December 31, 2002, there have been no material new legal proceedings involving the Company or any material developments to the proceedings described in such 10-K except as described below.

As described in the Company’s Annual Report to Shareholders and Form 10-K for the year ended December 31, 2002, Mr. James J. Fleagane, the shareholder who commenced a derivative action on behalf of the Company, filed a motion in the derivative litigation described in such 10-K seeking compensation for his time spent prosecuting the derivative action. On May 8, 2003, the Company and Mr. Fleagane agreed to settle all claims related to Mr. Fleagane’s motion and to release each other from any claims relating to the derivative litigation and Mr. Fleagane’s motion for compensation. The Company agreed to enter into the settlement in order to avoid the management time and Company expense that would be involved in opposing Mr. Fleagane’s motion.

Item 2. Changes in securities and use of proceeds

None

Item 3. Defaults upon senior securities

None

Item 4. Submission of matters to a vote of security shareholders

None

Item 5. Other information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3(i)	Articles of Incorporation (1)
3(ii)	Code of Regulations (2)
10.1	Employment Agreement dated December 15, 1999 between Wilbur R. Roat, Belmont Bancorp. and Belmont National Bank (3)
10.2	Employment Agreement dated April 16, 2001 between Michael Baylor, Belmont Bancorp. and Belmont National Bank (4)
10.3	Belmont Bancorp. 2001 Stock Option Plan (5)
99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Belmont Bancorp. for the quarter ended March 31, 2003
99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Belmont Bancorp. for the quarter ended March 31, 2003

(1)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.
(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-2 filed with the Securities and Exchange Commission on November 16, 1999, and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Annual Report and Form 10-K for the year ended December 31, 1999 (Registration No. 0-12724) and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Annual Report and Form 10-K for the year ended December 31, 2001 (Registration No. 0-12724) and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Annual Report and Form 10-K for the year ended December 31, 2000 (Registration No. 0-12724) and incorporated herein by reference.

(b)	Reports on Form 8-K

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELMONT BANCORP. (Registrant)

/s/ WILBUR R. ROAT
Wilbur R. Roat President & CEO

/s/ JANE R. MARSH
Jane R. Marsh Chief Financial Officer

May 9, 2003

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

/s/ WILBUR R. ROAT
Wilbur R. Roat President & Chief Executive Officer

I, Jane R. Marsh, certify that:

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

/s/ JANE R. MARSH
Jane R. Marsh Chief Financial Officer