Form 10-Q
period 2003-06-30
BELMONT BANCORP
filed 2003-08-13
CIK 726294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    ☒  Yes    ☐  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.:

Common Stock, $0.25 par value,

11,108,903 shares outstanding

as of August 8, 2003

BELMONT BANCORP

Quarter Ended June 30, 2003

Belmont Bancorp. and Subsidiaries

Consolidated Balance Sheets

(Unaudited) ($000s except share and per share amounts)

	June 30, 2003	December 31, 2002
Assets
Cash and due from banks	$10,135	$9,316
Interest bearing deposits in other banks	120	124
Federal funds sold	5,900	13,600

Cash and cash equivalents	16,155	23,040
Loans held for sale	1,370	786
Securities available for sale at fair value	127,023	122,794
Securities held to maturity (estimated fair value of $250,000 in 2003)	250	—
Loans	137,091	130,759
Less allowance for loan losses	(3,940)	(4,287)

Net loans	133,151	126,472
Premises and equipment, net	6,094	6,177
Deferred federal tax assets	4,457	5,207
Cash surrender value of life insurance	1,317	1,275
Federal taxes receivable		—
Accrued income receivable	1,488	1,600
Other assets	3,217	2,117

Total assets	$294,522	$289,468

Liabilities and Shareholders’ Equity
Liabilities
Noninterest bearing deposits:
Demand	$27,642	$28,721
Interest bearing deposits:
Demand	30,569	28,800
Savings	100,390	94,346
Time	73,288	78,376

Total deposits	231,889	230,243
Securities sold under repurchase agreements	1,345	1,307
Federal funds purchased and other short-term borrowings		—
Long-term borrowings	21,042	21,050
Accrued interest on deposits and other borrowings	344	377
Other liabilities	3,228	1,734

Total liabilities	257,848	254,711

Shareholders’ Equity
Preferred stock—authorized 90,000 shares with no par value; no shares issued or outstanding	—	—
Common stock—$0.25 par value, 17,800,000 shares authorized; 11,153,195 shares issued	2,788	2,788
Additional paid-in capital	17,548	17,539
Retained earnings	15,781	13,961
Treasury stock at cost (44,292 shares at 6/30/03; 44,792 shares at 12/31/02)	(997)	(1,009)
Accumulated other comprehensive income	1,554	1,478

Total shareholders’ equity	36,674	34,757

Total liabilities and shareholders’ equity	$294,522	$289,468

See the Notes to the Consolidated Financial Statements.

Belmont Bancorp. and Subsidiaries

Consolidated Statements of Income

(Unaudited) ($000s except per share amounts)

	For the Three Months Ended June 30,
	2003	2002
Interest and Dividend Income
Loans:
Taxable	$2,287	$2,096
Tax-exempt	38	44
Securities:
Taxable	1,151	1,308
Tax-exempt	20	280
Dividends	44	48
Interest on trading securities	—	—
Interest on federal funds sold	34	57

Total interest and dividend income	3,574	3,833

Interest Expense
Deposits	1,079	1,356
Other borrowings	246	228

Total interest expense	1,325	1,584

Net interest income	2,249	2,249
Provision for loan losses	(1,350)	—

Net interest income after provision for loan losses	3,599	2,249

Noninterest Income
Trust fees	135	122
Service charges on deposits	356	224
Legal settlements	—	2,378
Other operating income	188	156
Trading gains (losses)	—	—
Securities gains (losses)	75	(31)
Gains on sale of loans held for sale	156	45

Total noninterest income	910	2,894

Noninterest Expense
Salary and employee benefits	1,262	1,110
Net occupancy expense of premises	218	218
Equipment expenses	195	255
Legal fees	29	251
Legal settlements expense	50	35
Other operating expenses	796	863

Total noninterest expense	2,550	2,732

Income before income taxes	1,959	2,411
Income Tax Expense	599	679

Net income	$1,360	$1,732

Basic and Diluted Earnings per Common Share	$0.12	$0.16

See the Notes to the Consolidated Financial Statements.

Belmont Bancorp. and Subsidiaries

Consolidated Statements of Income

(Unaudited) ($000s except per share amounts)

	For the Six Months Ended June 30,
	2003	2002
Interest and Dividend Income
Loans:
Taxable	$4,493	$4,198
Tax-exempt	77	89
Securities:
Taxable	2,344	2,499
Tax-exempt	67	607
Dividends	89	94
Interest on trading securities
Interest on federal funds sold	75	145

Total interest and dividend income	7,145	7,632

Interest Expense
Deposits	2,196	2,851
Other borrowings	490	467

Total interest expense	2,686	3,318

Net interest income	4,459	4,314
Provision for loan losses	(1,350)	—

Net interest income after provision for loan losses	5,809	4,314

Noninterest Income
Trust fees	260	250
Service charges on deposits	609	445
Legal settlements	—	6,311
Other operating income	396	352
Trading gains (losses)
Securities gains (losses)	243	(94)
Gains on sale of loans held for sale	293	105

Total noninterest income	1,801	7,369

Noninterest Expense
Salary and employee benefits	2,516	2,372
Net occupancy expense of premises	456	449
Equipment expenses	391	466
Legal fees	60	848
Legal settlements expense	103	594
Other operating expenses	1,533	1,615

Total noninterest expense	5,059	6,344

Income before income taxes	2,551	5,339
Income Tax Expense	721	1,523

Net income	$1,830	$3,816

Basic and Diluted Earnings per Common Share	$0.16	$0.34

See the Notes to the Consolidated Financial Statements.

Belmont Bancorp. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited) ($000s)

	Three Months Ended June 30,
	2003	2002
Balance, beginning of period	$35,037	$27,818
Comprehensive income:
Net income	1,360	1,732
Change in net unrealized gain on securities available for sale, net of tax effects	270	1,563

Total comprehensive income	1,630	3,295
Treasury stock issued	2	25
Common stock options vested	5	9

Balance, end of period	$36,674	$31,147

	Six Months Ended June 30,
	2003	2002
Balance, beginning of period	$34,757	$25,846
Comprehensive income:
Net income	1,830	3,816
Change in net unrealized gain on securities available for sale, net of tax effects	76	1,443

Total comprehensive income	1,906	5,259
Dividends declared	—	—
Treasury stock issued	—	—
Treasury stock issued	2	25
Common stock options vested	9	17

Balance, end of period	$36,674	$31,147

See the Notes to the Consolidated Financial Statements.

Belmont Bancorp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2003 and 2002

(Unaudited) ($000’s)

	2003	2002
Cash from Operating Activities	$2,595	$5,132

Investing Activities
Proceeds from:
Maturities and calls of securities	9,671	7,955
Sales of securities available for sale	4,586	16,097
Principal collected on mortgage-backed securities	13,853	14,473
Sales of loans	0	336
Sales of other real estate owned	124	230
Purchases of:
Securities held to maturity	(250)	0
Securities available for sale	(32,781)	(41,783)
Premises and equipment	(191)	(154)
Changes in:
Loans, net	(6,170)	(3,884)

Cash from investing activities	(11,158)	(6,730)

Financing Activities
Payments on long-term debt	(8)	0
Changes in:
Deposits	1,646	(11,098)
Repurchase agreements	38	266
Proceeds from sale of treasury stock	2	25

Cash from financing activities	1,678	(10,807)

Decrease in Cash and Cash Equivalents	(6,885)	(12,405)
Cash and Cash Equivalents, Beginning of Year	23,040	32,187

Cash and Cash Equivalents at June 30	$16,155	$19,782

Cash payments for interest	$2,720	$3,542
Cash payments for income taxes	11	0
Non-cash transfers from loans to other real estate owned and repossessions	1,020	170

See the Notes to the Consolidated Financial Statements.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

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

Earnings Per Common Share: Average shares outstanding used to compute basic and diluted earnings per share differ due to stock option grants. The average number of shares outstanding used to compute basic and diluted earnings per share was as follows:

	Basic		Diluted
Average shares outstanding	2003	2002	2003	2002
For the three months ended June 30	11,108,584	11,101,018	11,187,358	11,154,096
For the six months ended June 30	11,108,494	11,102,718	11,181,882	11,147,420

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

Newly Issued But Not Yet Effective Accounting Standards

The Financial Accounting Standards Board (FASB) recently issued two new accounting standards, Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and Statement 150,

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, both of which generally become effective in the quarter beginning July 1, 2003. Because the Company does not have these instruments or is only nominally involved in these instruments, the new accounting standards will not materially affect the Company’s operating results or financial condition.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Expressed in thousands except per share amounts)	2003	2002	2003	2002
Net income as reported	$1,360	$1,732	$1,830	$3,816
Deduct: Stock-based compensation expense determined under fair value based method	(22)	(11)	(43)	(22)

Pro forma net income	$1,338	$1,721	$1,787	$3,794

Basic earnings per share as reported	$0.12	$0.16	$0.16	$0.34
Pro forma basic earnings per share	0.12	0.16	0.16	0.34

Diluted earnings per share as reported	$0.12	$0.16	$0.16	$0.34
Pro forma diluted earnings per share	0.12	0.15	0.16	0.34

2. Securities

Securities held to maturity at June 30, 2003 included a corporate debt issue with a book value and estimated fair market value of $250,000. No securities were classified as held to maturity at December 31, 2002.

The estimated fair values of securities available for sale were as follows:

	June 30, 2003
(Expressed in thousands)	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$26,118	$533	—
Tax-exempt obligations of states and political subdivisions	1,383	200	—
Taxable obligations of states and political Subdivisions	21,675	888	—
Mortgage-backed securities	41,141	913	$(93)
Collateralized mortgage obligations	18,330	298	(106)
Corporate debt	10,418	281	(656)
Asset-backed securities	775	6	—

Total debt securities	119,840	3,119	(855)
Marketable equity securities	7,183	92	—

Total available for sale	$127,023	$3,211	$(855)

	December 31, 2002
(Expressed in thousands)	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$33,004	$609	$(6)
Tax-exempt obligations of states and political subdivisions	3,596	181	(54)
Taxable obligations of states and political subdivisions	20,042	642	—
Mortgage-backed securities	36,002	870	(116)
Collateralized mortgage obligations	9,806	368	(1)
Corporate debt	13,011	243	(666)
Asset-backed securities	1,017	17	—

Total debt securities	116,478	2,930	(843)
Marketable equity securities	6,316	152	—

Total available for sale	$122,794	$3,082	$(843)

3. Loans and Allowance for Loan Losses

Loans outstanding are as follows:

(Expressed in thousands)	June 30, 2003	December 31, 2002
Real estate-construction	$4,036	$3,856
Real estate-mortgage	50,736	49,536
Real estate-secured by nonfarm, nonresidential property	53,888	47,698
Commercial, financial and agricultural	22,892	24,057
Obligations of political subdivisions in the U.S.	2,391	2,505
Installment and credit card loans to individuals	3,148	3,107

Loans receivable	$137,091	$130,759

Non-accruing loans amounted to $2,748,000 at June 30, 2003 and $3,171,000 at December 31, 2002. Loans past due 90 days and still accruing interest were $68,000 at June 30, 2003 and $33,000 at December 31, 2002. Most non-accruing loans are also identified as impaired loans in the table below.

Impaired loans were as follows:

(Expressed in thousands)	June 30, 2003	December 31, 2002
Impaired loans with no allocated allowance for loan losses	$59	$134
Impaired loans with allocated allowance for loan losses	2,931	3,223

Total	$2,990	$3,357

Amount of the allowance for loan losses allocated	$1,093	$1,022

(Expressed in thousands)	June 30, 2003	June 30, 2002
Average impaired loans	$3,169	$5,157
Interest income recognized during impairment	0	51
Cash-basis interest income recognized	0	48

Activity in the allowance for loan losses is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
(Expressed in thousands)	2003	2002	2003	2002
Balance, beginning of period	$4,337	$5,217	$4,287	$5,310

Provision for loan losses	(1,350)	0	(1,350)	0

Loans charged-off	(3)	(57)	(21)	(157)
Recoveries on loans previously charged-off	956	90	1,024	97

Net (charge-offs) recoveries	953	33	1,003	(60)

Balance, end of period	$3,940	$5,250	$3,940	$5,250

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

The following is a summary of the activity in the Plan for the six months ended June 30, 2003:

	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance at January 1, 2003	691,500	301,500	$3.74
Exercised	—	(500)	$4.00
Forfeitures	14,000	(14,000)	$4.57
Granted	—	5,000	$4.99

Balance at June 30, 2003	705,500	292,000	$3.72

The Company accounts for the stock options under Accounting Principles Board Opinion No. 25, which requires expense recognition only when the exercise price is less than the market value of the underlying stock at the measurement date. Compensation expense, net of taxes, of $6,000 and $11,000 was recognized for the six months ended June 30, 2003 and 2002, respectively, to reflect the impact of granting certain options below their market price. Pro forma information for net income and earnings per common share is presented in Note 1.

5. Litigation

The Company and its subsidiaries are involved in legal proceedings through the normal course of business and could face claims, including unasserted claims, which may ultimately result in litigation. It is management’s opinion that the Company’s financial position, results of operations, and cash flows would not be materially affected by the outcome of any pending or threatened legal proceedings, commitments, or claims.

On May 8, 2003, the Company entered into a settlement agreement with Mr. James J. Fleagane, the shareholder who commenced a derivative action on behalf of the Company. The derivative suit was settled in December 2001, however Mr. Fleagane sought compensation for his time spent prosecuting the action. The Company and Mr. Fleagane settled all claims relating to the derivative litigation and his motion for compensation. The Company agreed to enter into the settlement in order to avoid the management time and Company expense that would be involved in opposing Mr. Fleagane’s motion. The settlement cost associated with this agreement was recorded during the three month period ending June 30, 2003.

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

RESULTS OF OPERATIONS

SUMMARY

Belmont Bancorp. reported net income of $1,360,000, or $0.12 per common share for the three months ended June 30, 2003, compared to $1,732,000, or $0.16 per common share, for the three months ended June 30, 2002. For the first six months of 2003, the Company reported net income of $1,830,000, or $0.16 per common share, versus $3,816,000, or $0.34 per common share, for the first half of 2002. Earnings during 2002 were positively impacted by the distribution of settlement proceeds from the Company’s derivative action during the first and second quarters of 2002.

Loan loss recoveries continued to reward the Company during the second quarter of 2003. During June 2003, the Bank acquired title to commercial real estate through bankruptcy proceedings involving a former customer. This action resulted in a sizable recovery on a credit relationship previously charged off by the Bank. In combination with other improvements in the Bank’s loan portfolio, this enabled the Company to reduce its allowance for loan loss by $1,350,000 during the second quarter of 2003. Net of the related federal tax effect, this contributed $891,000 to net income.

Ownership of this property caused nonperforming assets to increase to 1.28% of total assets at June 30, 2003, up from 1.08% of total assets at March 31, 2003. However, in July 2003, the property was sold, reducing nonperforming assets by $950,000. Had the sale taken place prior to the end of the quarter, the ratio of nonperforming assets to total assets would have been 0.96% at June 30, 2003. The completion of the sale of the property will also eliminate future legal and collection expenses associated with it.

Deposit service charges increased 37% to $609,000 for the six months ended June 30, 2003 compared to $445,000 for the same period in 2002, largely the result of new products offered by the Bank during the second quarter.

Strong refinancing activity continued during the second quarter in the mortgage lending business, fueled by low interest rates. Mortgage loan sales to the secondary market contributed $156,000 in gains during the second quarter and $293,000 in gains during the first six months of 2003, up from $45,000 for the second quarter and $105,000 for the first six months of 2002. The Company also realized $243,000 in securities gains during the first six months of 2003 compared to securities losses of $94,000 recorded during the comparative period in 2002. Securities gains for the second quarter of 2003 were $75,000 compared to a loss of $31,000 for the second quarter of 2002.

While low interest rates have spurred mortgage lending, many banks have seen net interest margins fall as yields on earning assets decline more quickly than their cost of funds. The Company’s taxable equivalent net interest margin for the second quarter of 2003 was 3.41% compared to 3.45% for the first quarter of 2003 and 3.42% for the fourth quarter of 2002.

Total operating expenses declined to $5.1 million for the first half of 2003 compared to $6.3 million for the first half of 2002. This reduction principally resulted from the near elimination of litigation and legal settlement expenses incurred during the first half of 2002.

Total assets at June 30, 2003 were $294.5 million compared to $289.5 million at year-end 2002. Total loans increased to $137.1 million at June 30, up from $130.8 million at December 31, 2002. Average assets were $291 million for the second quarter of 2003, compared to $283 million for the second quarter of 2002. Average assets for the six months ended June 30, 2003 were $290 million compared to $284 million for the comparable period last year.

Total shareholders’ equity increased to $36.7 million at June 30, 2003 compared to $34.8 million at year-end 2002. This increase bolstered the Company’s Tier One capital leverage ratio to 10.5% at June 30, 2003.

NET INTEREST INCOME

Interest rates across the maturity horizon remained low relative to historical levels during the first half of 2003. The Federal Open Market Committee (the “FOMC”) maintained a very accommodative stance to aid economic recovery. In late June 2003, the FOMC reduced its targeted federal funds rate by 0.25% following a rate reduction in November 2002 of 0.50%. In 2001, the federal funds rate fell from 6.50% to 1.75%. Likewise, the prime-lending rate fell from 9.50% at the beginning of 2001 to 4.00% by June 2003. Changing interest rates impact the Company through loan refinancing activity, reinvestment opportunities in loans and investments, and financing costs on its deposit base and other borrowings. Generally, higher interest rates will positively impact the Company’s net interest income, while lower interest rates will negatively impact net interest income.

Net interest income on a taxable equivalent basis declined $121,000 for the second quarter of 2003 compared to the second quarter of 2002. Average earning assets increased to $268 million during the second quarter of 2003 from $264 million for the second quarter of 2002. The taxable equivalent net interest margin was 3.41% and 3.65% for the three months ended June 30, 2003 and 2002, respectively. The net interest rate spread (the difference between the average yields on earning assets and interest bearing liabilities) was 3.02% for the second quarter of 2003 compared to 3.22% for the comparable period of 2002. The taxable equivalent yield on earning assets declined to 5.39% from 6.06%, a decrease of 67 basis points, during the second quarter of 2003 compared to the second quarter of 2002. This decline was partially offset by a decrease of 47 basis points in the cost of interest-bearing liabilities to 2.36% from 2.83%.

Net interest income on a taxable equivalent basis decreased by $104,000 for the first six months of 2003 compared to the same period last year as average earning assets increased $2.5 million to $266 million for the first six months of 2003. The yield on earning assets decreased from 6.07% to 5.46%, and the cost of interest bearing liabilities decreased from 2.97% to 2.42%. The taxable equivalent net interest margin declined to 3.43% for the first six months of 2003 compared to 3.54% for the same period in 2002.

OTHER OPERATING INCOME

Changes in various categories of other income are depicted in the table below.

	Three months ended June 30,			Six months ended June 30,
(Expressed in thousands)	2003	2002	% Change	2003	2002	% Change
Trust fees	$135	$122	10.7%	$260	$250	4.0%
Service charges on deposits	356	224	58.9%	609	445	36.9%
Legal settlements	0	2,378	-100.0%	0	6,311	-100.0%
Gain on sale of loans held for sale	156	45	246.7%	293	105	179.0%
Other income (individually less than 1% of total income)	188	156	20.5%	396	352	12.5%

Subtotal	835	2,925	-71.5%	1,558	7,463	-79.1%
Securities gains (losses)	75	(31)	341.9%	243	(94)	358.5%

Total	$910	$2,894	-68.6%	$1,801	$7,369	-75.6%

Trust fees increased 4% to $260,000 for the first six months of 2003 compared to $250,000 for the comparative period in 2002. For the second quarter of 2003, trust fees increased to $135,000 compared to $122,000 in 2002. The improvement in revenue was the result of a fee increase on trust accounts.

Service charges on deposits increased 36.9% from $445,000 to $609,000 during the six months ended June 30, 2003, compared to the same period in 2002, principally due to the introduction during the second quarter of 2003 of a new product and the implementation of a new service charge. Since these changes were introduced during the second quarter of 2003, the percentage increase in service charges on deposits is larger for the quarter than for the year-to-date period; service charges increased 58.9% in the quarter to quarter comparison.

Operating results during the first and second quarters of 2002 were impacted by a comprehensive legal settlement as more fully described in the Company’s Annual Report to Shareholders on Form 10-K for the year ended December 31, 2002. Other income during the second quarter of 2002 included $2.4 million in payments to the Company related to this settlement. For the first six months of 2002, the Company received at total of $6.3 million in payments related to the settlement.

Gains on sales of loans and loans held for sale increased from $105,000 for the first six months of 2002 to $293,000 for same period of 2003. Capitalized mortgage servicing rights of $114,000 were included in gains on sales of loans held for sale for the six months ended June 30, 2003 compared to $66,000 for the comparable period of 2002. The total outstanding balance of mortgage loans sold without recourse and with servicing rights retained increased to $69.6 million at June 30, 2003 from $65.9 million at December 31, 2002. Gains on sales of loans also included $13,000 for gains realized on the sale of the Bank’s credit card portfolio during the second quarter of 2002. Management expects that as mortgage interest rates increase, mortgage refinancing volume will subside and fees related to mortgage loan activities will decline.

Other income increased 20.5% to $188,000 for the three months ended June 30, 2003 and 12.5% to $396,000 for the six months ended June 30, 2003. This increase was primarily related to an increase in fee income associated with lending and loan servicing fees.

Securities gains for the six months ended June 30, 2003 totaled $243,000 and included $92,000 in gains on sales of equity securities. Securities losses incurred during the first six months of 2002 were related to the sale of approximately $11.0 million in tax-exempt bonds. During this period, the Bank continued to reduce its tax-exempt bond portfolio to minimize the interest rate risk associated with long-term fixed rate investments and to increase taxable income thereby enabling the Company to utilize its tax loss carryforwards and tax credits.

OPERATING EXPENSES

The following table shows the dollar amounts and the percent change in various components of operating expenses.

	Three months ended June 30,			Six months ended June 30,
(Expressed in thousands)	2003	2002	% Change	2003	2002	% change
Salaries and wages	$1,020	$905	12.7%	$2,016	$1,905	5.8%
Employee benefits	242	206	17.5%	500	468	6.8%
Occupancy expense	218	218	0.0%	456	449	1.6%
Furniture and equipment expense	195	255	-23.5%	391	466	-16.1%
Legal fees	29	251	-88.4%	60	848	-92.9%
Legal settlements	50	35	42.9%	103	594	-82.7%
Insurance, including federal deposit insurance	52	150	-65.3%	104	298	-65.1%
Examinations and audits	88	133	-33.8%	175	254	-31.1%
Taxes other than payroll and real estate	94	51	84.3%	185	118	56.8%
Supplies and printing	63	59	6.8%	108	104	3.8%
Data processing	35	68	-48.5%	92	128	-28.1%
Advertising	68	58	17.2%	89	71	25.4%
Amortization of mortgage servicing rights	47	40	17.5%	76	76	0.0%
Other (individually less than 1% of total income)	349	303	15.2%	704	565	24.6%

Total	$2,550	$2,732	-6.7%	$5,059	$6,344	-20.3%

The employee count at the end of June 2003 was 134 full time equivalent employees (“FTEs”). The average number of FTEs for 2003 through June was 130 versus 132 for the same period during 2002. The increase in salaries and wages for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 was principally the result of incentive compensation paid during 2003. Compensation costs associated with the grant of stock options were $9,000 and $16,000 for the first six months of 2003 and 2002, respectively.

Employee benefit costs presented for the 2003 periods were higher than the comparative periods of 2002 due to higher payroll taxes and health insurance benefits. Health insurance costs increased 8.8% for the first half of 2003 compared to 2002.

Furniture and equipment expense incurred for the 2003 periods were lower than the comparative periods of 2002 largely as the result of the Bank’s mainframe computer and wide-area network costs being fully depreciated during the fourth quarter of 2002. As the Company upgrades its data processing systems, management expects these costs will increase.

Legal fees and legal settlements expense were down significantly during 2003 compared to 2002 resulting from the settlement of the derivative action in late 2001 with settlement distributions concluding during the first six months of 2003. Legal settlements expense for the first half of 2003 totaled $103,000 and represents the conclusion of all material litigation previously confronting the Company.

Insurance costs includes the expense associated with FDIC deposit insurance. The Company realized large savings in FDIC costs during 2003 compared to 2002 because of improvements to the Company’s regulatory risk profile which became effective with the assessment period beginning January 1, 2003. The regulatory risk profile also impacts examination cost assessed by the Bank’s regulator. Examination and audit costs were down approximately 34% for the comparative quarter and 31% for the six months ended June 30, 2003.

Other taxes increased 57% to $185,000 for the first six months of 2003 compared to the first half of 2002. This increase reflects higher state corporate franchise tax expense and is directly related to a larger capital base at year-end 2002 compared to year-end 2001 because the Company’s state franchise tax is assessed based on a tax rate applied to its capital base.

Data processing costs decreased 28% to $92,000 for the first six months of 2003 resulting from changes in processing for the Trust Department and brokerage services. These changes will result in cost efficiencies in future periods on a comparative basis as well.

Other expense increased 25% to $704,000 for the first six months of 2003. This increase is principally related to the resumption of payment of director fees and collection expenses related to a large commercial real estate property. That property was sold during July 2003.

SECURITIES

The estimated fair value of securities available for sale at June 30, 2003 and December 31, 2002 are detailed in Note 2 of the quarterly financial statements.

At June 30, 2003, the Company did not own any investments of a single issuer, the value of which exceeded 10% of total shareholders’ equity, or $3,667,000.

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

Details of the activity in the Allowance for Loan Losses the second quarter are included in Note 3 of the quarterly financial statements. No loan loss provision was recorded during the second quarter or first six months of 2002 because the Company had an appropriate balance in the allowance based on its analysis of loan quality. During the second quarter of 2003, the Company recorded a negative loan loss provision in the amount of $1,350,000 based on loan loss recoveries and improvements to its loan asset quality. This contributed $0.08 per common share (basic and diluted) after income taxes, to the Company’s operating results for the period. If the Company continues to experience either low net charge-offs or net recoveries in future periods, and continues to experience improvements in its loan loss rates, it is possible that the Company will record additional reductions to its allowance for loan loss through negative loan loss provisions in forthcoming periods. The following table depicts various loan and loan-related statistics.

	Three months ended June 30,		Six months ended June 30,
(Expressed in thousands)	2003	2002	2003	2002
Loans outstanding	$137,091	$119,056	$137,091	$119,056
Average loans	$136,906	$116,379	$134,520	$115,572
Annualized net (charge offs) recoveries as a percent of:
Average loans	2.78%	0.11%	1.49%	-0.10%
Allowance for loan losses	96.75%	2.51%	50.91%	-2.29%
Allowance for loan losses to:
Total loans at end of period	2.87%	4.41%	2.87%	4.41%
Non-performing assets	104.62%	270.62%	104.62%	270.62%

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

Non-performing assets (Expressed in thousands)	June 30, 2003	Dec. 31, 2002
Non-accrual loans and leases	$2,748	$3,171
Loans 90 days or more past due but accruing interest	68	33
Other real estate owned	950	50

Total	$3,766	$3,254

Non-performing assets as a percent of total assets	1.28%	1.12%

Although nonperforming assets increased at June 30, 2003 compared to December 31, 2002, the Bank sold a commercial property during July 2003 resulting in a reduction to nonperforming assets in the amount of $950,000. Had the sale taken place prior to the end of the quarter, the ratio of nonperforming assets to total assets would have been 0.96% at June 30, 2003.

Details of impaired loans and related information are included in Note 3 of the quarterly financial statements.

In addition to the schedule of non-performing assets, management prepares a watch list consisting of loans, which they have determined require closer monitoring to further protect the Company against loss. The balance of loans classified by management as substandard due to delinquency, a change in financial position, or other factors and not included as non-performing assets totaled $7,423,000 at June 30, 2003, $11,419,000 at December 31, 2002, and $15,177,000 at June 30, 2002; no loans were classified as doubtful.

LOAN CONCENTRATIONS

The Company uses the Standard Industry Code (SIC) system to determine concentrations of credit risk by industry. Management monitors concentrations of credit as measured by an industry’s total available and outstanding credit balance expressed as a percent of Tier 1 capital. Loan concentrations exceeding 25% of the Bank’s Tier 1 capital are detailed in the following tables.

	(Expressed in thousands)
Industry	June 30, 2003	December 31, 2002
Real estate—operators of nonresidential buildings
Loan balance and available credit	$13,009	$11,521
Percent of tier 1 capital	45.6%	44.3%

DEFERRED FEDERAL TAX ASSETS

Deferred federal tax assets totaled $4.5 million at June 30, 2003. The deferred federal tax assets include significant balances related to tax loss carryforwards and tax credits. It also includes the tax effect of recording securities available for sale at estimated fair value. At June 30, 2003, management believes no deferred tax valuation allowance is needed as future estimated taxable income will be sufficient to realize the net deferred tax assets.

OTHER LIABILITIES

Other liabilities increased to $3.2 million at June 30, 2003 compared to $1.7 million at December 31, 2002. Other liabilities include amounts for various accrued expenses, accounts payable, funds owed for securities traded but not yet settled, and obligations related to compensation plans. The increase for the periods presented is related to recording a liability for securities traded but not settled.

CAPITAL RESOURCES

The table below depicts the capital ratios for the Bank and for the Company on a consolidated basis as of June 30, 2003. In addition, the table depicts the regulatory requirements for classification as “adequately capitalized” under the regulatory guidelines for Prompt Corrective Action. Tier 1 capital consists principally of shareholders’ equity less goodwill and deferred tax assets, while Tier 2 capital consists of certain debt instruments and a portion of the allowance for loan losses. Total capital consists of Tier 1 and Tier 2 capital.

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
As of June 30, 2003:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital to risk weighted assets:
Consolidated	$32,016	18.5%	$13,866	8.0%	$17,332	10.0%
Bank	30,755	17.5%	14,094	8.0%	17,617	10.0%
Tier 1 capital to risk weighted assets:
Consolidated	29,827	17.2%	6,933	4.0%	10,399	6.0%
Bank	28,532	16.2%	7,047	4.0%	10,570	6.0%

Tier 1 capital to average assets:
Consolidated	29,827	10.5%	11,233	4.0%	14,041	5.0%
Bank	28,532	10.1%	11,341	4.0%	14,176	5.0%

LIQUIDITY AND CAPITAL RESOURCES

Effective liquidity management involves ensuring that the cash flow requirements of depositors and borrowers, as well as the operating needs of the Company, are met. Funds are available through the operation of the Bank’s branch banking network that gathers demand and retail time deposits. The Bank also acquires funds through repurchase agreements and overnight federal funds that provide additional sources of liquidity. Total deposits increased $1.6 million, or 0.7%, from December 31, 2002 to June 30, 2003. The Bank’s federal funds sold at June 30, 2003 totaled $5.9 million, down from $13.6 million at December 31, 2002.

Cash flows from the securities portfolio are also a source of liquidity. Proceeds from principal repayments, sales, calls and maturities of investment securities totaled $28.1 million during the six months ended June 30, 2003. Securities available for sale increased from $123 million at December 31, 2002 to $127 million at June 30, 2003.

The Bank has an available line of credit with a correspondent bank totaling $4,100,000 that may be used as an alternative funding source. The Bank also has an unused credit line with the Federal Home Loan Bank for $20 million. All borrowings at the Federal Home Loan Bank are subject to eligible collateral requirements; at June 30, 2003, the Bank had sufficient eligible collateral to utilize the credit line.

The main source of liquidity for the parent company is dividends from the Bank. At June 30, 2003, the parent had cash and marketable securities with an estimated fair value of $1.3 million. The parent company does not have any debt to third parties. Management believes sufficient liquidity is currently available to meet estimated short-term and long-term funding needs for the Bank and the parent company.

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

PART II—OTHER INFORMATION

Item 1. Legal proceedings

The Company and its subsidiaries are involved in legal proceedings through the normal course of business and could face claims, including unasserted claims, which may ultimately result in litigation. It is management’s opinion that the Company’s financial position, results of operations, and cash flows would not be materially affected by the outcome of any pending or threatened legal proceedings, commitments, or claims.

As reported in its Form 10-Q for the three months ended March 31, 2003, the Company entered into a settlement agreement on May 8, 2003 with Mr. James J. Fleagane, the shareholder who commenced a derivative action on behalf of the Company. Mr. Fleagane sought compensation for his time spent prosecuting the derivative action. The Company and Mr. Fleagane settled all claims relating to the derivative litigation and his motion for compensation. The Company agreed to enter into the settlement in order to avoid the management time and Company expense that would be involved in opposing Mr. Fleagane’s motion. The settlement cost associated with this agreement was recorded during the three month period ending June 30, 2003.

Item 2. Changes in securities and use of proceeds

None

Item 3. Defaults upon senior securities

None

Item 4. Submission of matters to a vote of security shareholders

The annual meeting of shareholders was held on May 19, 2003. Of the 11,108,403 shares entitled to vote at the meeting, 9,090,606 shares were voted. The results were as follows:

Proposal number 1—Election of directors

(Term expiring in the Year 2006):

	FOR	WITHHOLD
David R. Giffin	9,027,571	63,035
Terrence A. Lee	9,016,140	74,466
Wilbur R. Roat	9,028,781	61,825

Proposal number 2—To ratify the appointment of Crowe Chizek and Company LLC as independent auditors for the year ending December 31, 2003:

FOR	AGAINST	ABSTAIN
9,059,604	15,327	15,674

The following directors continued in office:

Directors with terms ending in 2004:

John H. Goodman, II

James R. Miller

Brian L. Schambach

Keith A. Sommer

Directors with terms ending in 2005:

Jay A. Beck

David B. Kelley

Tillio P. Petrozzi

Charles A. Wilson, Jr.

Item 5. Other information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits
3.1	Articles of Incorporation (1)
3.2	Amendment regarding Series A Preferred Stock (2)
3.3	Amendment regarding number of directors (3)
3.4	Code of Regulations (4)
10.1	Employment Agreement dated December 15, 1999 between Wilbur R. Roat, Belmont Bancorp. and Belmont National Bank (5)
10.2	Employment Agreement dated April 16, 2001 between Michael Baylor, Belmont Bancorp. and Belmont National Bank (6)
10.3	Belmont Bancorp. 2001 Stock Option Plan (7)
31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Belmont Bancorp. for the quarter ended June 30, 2003
31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Belmont Bancorp. for the quarter ended June 30, 2003
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Belmont Bancorp. for the quarter ended June 30, 2003
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Belmont Bancorp. for the quarter ended June 30, 2003

1.	Filed as an exhibit to the Company’s Registration Statement on Form S-2 filed with the Securities and Exchange Commission on November 16, 1999, and incorporated herein by reference.
2.	Filed as an exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-2 filed with the Securities and Exchange Commission (Registration No. 333-91035) on February 3, 2000 and incorporated herein by reference.
3.	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.
4.	Filed as an exhibit to the Company’s Registration Statement on Form S-2 filed with the Securities and Exchange Commission on November 16, 1999, and incorporated herein by reference.
5.	Filed as an exhibit to the Company’s Annual Report and Form 10-K for the year ended December 31, 1999 (Registration No. 0-12724) and incorporated herein by reference.
6.	Filed as an exhibit to the Company’s Annual Report and Form 10-K for the year ended December 31, 2001 (Registration No. 0-12724) and incorporated herein by reference.
7.	Filed as an exhibit to the Company’s Annual Report and Form 10-K for the year ended December 31, 2000 (Registration No. 0-12724) and incorporated herein by reference.

(b)	Reports on Form 8-K

On April 23, 2003, Belmont Bancorp. issued a news release announcing its earnings for the three month period ending March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Belmont Bancorp.
(Registrant)

/s/Wilbur Roat
By:	Wilbur Roat
President & CEO

/s/Jane Marsh
By:	Jane Marsh
Secretary & Chief Financial Officer

August 8, 2003