Form 10-Q
period 2003-09-30
BELMONT BANCORP
filed 2003-11-13
CIK 726294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.25 par value,

11,108,903 shares outstanding

as of October 22, 2003

BELMONT BANCORP.

Quarter Ended September 30, 2003

INDEX

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets – September 30, 2003 and December 31, 2002	3

Consolidated Statements of Income-Three Months Ended September 30, 2003 and September 30, 2002	4

Consolidated Statements of Income-Nine Months Ended September 30, 2003 and September 30, 2002	5

Condensed Consolidated Statements of Cash Flows-Nine Months Ended September 30, 2003 and September 30, 2002	6

Condensed Consolidated Statements of Changes in Shareholders’ Equity Three Months Ended September 30, 2003 and 2002 and Nine Months Ended September 30, 2003 and 2002	7

Notes to the Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosure about Market Risk	20

Item 4. Controls and Procedures	20

Part II – OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 2. Changes in Securities and Use of Proceeds	21

Item 3. Defaults upon Senior Securities	21

Item 4. Submission of Matters to a Vote of Security Holders	21

Item 5. Other Information	21

Item 6. Exhibits and Reports on Form 8-K	21

Signature page	23

Certifications

Belmont Bancorp. and Subsidiaries

Consolidated Balance Sheets

(Unaudited) ($000s except share and per share amounts)

	September 30, 2003	December 31, 2002

Assets
Cash and due from banks	$9,254	$9,316
Interest-bearing deposits in other banks	1,128	124
Federal funds sold	3,600	13,600

Cash and cash equivalents	13,982	23,040
Loans held for sale	101	786
Securities available for sale at fair value	122,912	122,794
Securities held to maturity (estimated fair value of $274 in 2003)	250	—
Loans	146,340	130,759
Less allowance for loan losses	(4,035)	(4,287)

Net loans	142,305	126,472
Premises and equipment, net	6,038	6,177
Deferred federal tax assets	4,684	5,207
Cash surrender value of life insurance	1,328	1,275
Accrued income receivable	1,492	1,600
Other assets	3,652	2,117

Total assets	$296,744	$289,468

Liabilities and Shareholders’ Equity
Liabilities
Non-interest bearing deposits:
Demand	$28,351	$28,721
Interest-bearing deposits:
Demand	29,598	28,800
Savings	98,247	94,346
Time	76,558	78,376

Total deposits	232,754	230,243
Securities sold under repurchase agreements	1,003	1,307
Long-term borrowings	25,273	21,050
Accrued interest on deposits and other borrowings	346	377
Other liabilities	2,366	1,734

Total liabilities	261,742	254,711

Shareholders’ Equity

Preferred stock - authorized 90,000 shares with no par value; no shares issued or outstanding	—	—
Common stock - $0.25 par value, 17,800,000 shares authorized; 11,153,195 shares issued	2,788	2,788
Additional paid-in capital	17,552	17,539
Retained earnings	14,743	13,961
Treasury stock at cost (44,292 shares at 9/30/03; 44,792 shares at 12/31/02)	(997)	(1,009)
Accumulated other comprehensive income	916	1,478

Total shareholders’ equity	35,002	34,757

Total liabilities and shareholders’ equity	$296,744	$289,468

See the Notes to the Consolidated Financial Statements.

Belmont Bancorp. and Subsidiaries

Consolidated Statements of Income

(Unaudited) ($000s except per share amounts)

	For the Three Months Ended September 30,
	2003	2002
Interest and Dividend Income
Loans:
Taxable	$2,291	$2,267
Tax-exempt	36	44
Securities:
Taxable	1,100	1,280
Tax-exempt	20	211
Dividends	44	51
Interest on federal funds sold	15	59

Total interest and dividend income	3,506	3,912

Interest Expense
Deposits	954	1,321
Other borrowings	257	239

Total interest expense	1,211	1,560

Net interest income	2,295	2,352
Provision for loan losses	—	(500)

Net interest income after provision for loan losses	2,295	2,852

Noninterest Income
Trust fees	128	109
Service charges on deposits	424	232
Other operating income	111	170
Securities gains	105	121
Gains on sale of loans and loans held for sale	171	38

Total noninterest income	939	670

Noninterest Expense
Salary and employee benefits	1,376	1,137
Net occupancy expense of premises	215	220
Equipment expenses	206	230
Legal fees	47	153
Legal settlements expense	—	12
Other operating expenses	867	930

Total noninterest expense	2,711	2,682

Income before income taxes	523	840
Income Tax Expense	117	151

Net income	$406	$689

Earnings per common share:
Basic	$0.04	$0.06
Diluted	$0.04	$0.06

See the Notes to the Consolidated Financial Statements.

Belmont Bancorp. and Subsidiaries

Consolidated Statements of Income

(Unaudited) ($000s except per share amounts)

	For the Nine Months Ended September 30,
	2003	2002
Interest and Dividend Income
Loans:
Taxable	$6,784	$6,465
Tax-exempt	113	133
Securities:
Taxable	3,444	3,779
Tax-exempt	87	818
Dividends	133	145
Interest on federal funds sold	90	204

Total interest and dividend income	10,651	11,544

Interest Expense
Deposits	3,150	4,172
Other borrowings	747	706

Total interest expense	3,897	4,878

Net interest income	6,754	6,666
Provision for loan losses	(1,350)	(500)

Net interest income after provision for loan losses	8,104	7,166

Noninterest Income
Trust fees	388	359
Service charges on deposits	1,033	677
Legal settlements	—	6,311
Other operating income	507	522
Securities gains	348	27
Gains on sale of loans and loans held for sale	464	143

Total noninterest income	2,740	8,039

Noninterest Expense
Salary and employee benefits	3,892	3,509
Net occupancy expense of premises	671	669
Equipment expenses	597	696
Legal fees	107	1,001
Legal settlements expense	103	606
Other operating expenses	2,400	2,545

Total noninterest expense	7,770	9,026

Income before income taxes	3,074	6,179
Income Tax Expense	838	1,674

Net income	$2,236	$4,505

Earnings per common share:
Basic	$0.20	$0.41
Diluted	$0.20	$0.40

See the Notes to the Consolidated Financial Statements.

Belmont Bancorp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2003 and 2002

(Unaudited) ($000’s)

	2003	2002
Cash from Operating Activities	$2,373	$6,010

Investing Activities
Proceeds from:
Maturities and calls of securities	14,478	14,425
Sales of securities available for sale	5,960	33,016
Principal collected on mortgage-backed securities	22,964	19,700
Sales of loans	0	336
Sales of other real estate owned	1,010	270
Purchases of:
Securities available for sale	(45,268)	(53,512)
Securities held to maturity	(250)	0
Premises and equipment	(279)	(225)
Changes in:
Loans, net	(15,367)	(9,325)

Cash from investing activities	(16,752)	4,685

Financing Activities
Changes in:
Deposits	2,511	(9,943)
Repurchase agreements	(304)	640
Proceeds from:	0	25
Issuance of treasury stock	2	0
Advances on long-term debt	4,235	0
Payments on long-term debt	(12)	0
Dividends Paid on common stock	(1,111)	0

Cash from financing activities	5,321	(9,278)

Increase (Decrease) in Cash and Cash Equivalents	(9,058)	1,417
Cash and Cash Equivalents, Beginning of Year	23,040	32,187

Cash and Cash Equivalents at September 30	$13,982	$33,604

Cash payments for interest	$3,929	$5,112
Cash payments for income taxes	25	0
Non-cash transfers from loans to other real estate owned and repossessions	1,140	170
Declaration of cash dividends to be paid	333	0

See the Notes to the Consolidated Financial Statements.

Belmont Bancorp. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited) ($000s)

	Three Months Ended September 30,
	2003	2002
Balance, beginning of period	$36,674	$31,147
Comprehensive income (loss):
Net income	406	689
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	(638)	1,328

Total comprehensive income (loss)	(232)	2,017
Dividends declared	(1,444)	0
Common stock options vested	4	8

Balance, end of period	$35,002	$33,172

	Nine Months Ended September 30,
	2003	2002
Balance, beginning of period	$34,757	$25,846
Comprehensive income:
Net income	2,236	4,505
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	(562)	2,771

Total comprehensive income	1,674	7,276
Dividends declared	(1,444)	0
Treasury stock sold	2	25
Common stock options vested	13	25

Balance, end of period	$35,002	$33,172

See the Notes to the Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION

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

Earnings Per Common Share: Average shares outstanding used to compute basic and diluted earnings per share differ due to stock option grants. The average number of shares outstanding used to compute basic and diluted earnings per share was as follows:

	Basic		Diluted
Average shares outstanding	2003	2002	2003	2002
For the three months ended Sept. 30	11,108,903	11,108,403	11,181,253	11,154,878
For the nine months ended Sept. 30	11,108,632	11,104,634	11,181,674	11,149,927

Comprehensive Income: The components of other comprehensive income were as follows:

	Three months ended September 30,		Nine months ended September 30,
(Expressed in thousands)	2003	2002	2003	2002
Unrealized holding gains (losses) arising during the period	$(862)	$2,133	$(504)	$4,225
Reclassification adjustment	(105)	(121)	(348)	(27)

Net gains (losses) arising during the period	(967)	2,012	(852)	4,198
Tax effect	(329)	684	(290)	1,427

Other comprehensive income (loss)	$(638)	$1,328	$(562)	$2,771

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Expressed in thousands except per share amounts)	2003	2002	2003	2002
Net income as reported	$406	$689	$2,236	$4,505
Add: Expense, net of tax, included in net income for options granted below fair value	3	5	9	16
Deduct: Stock-based compensation expense determined under fair value based method	(40)	(25)	(121)	(76)

Pro forma net income	$369	$669	$2,124	$4,445

Basic earnings per share as reported	$0.04	$0.06	$0.20	$0.41
Pro forma basic earnings per share	0.03	0.06	0.19	0.40

Diluted earnings per share as reported	$0.04	$0.06	$0.20	$0.40
Pro forma diluted earnings per share	0.03	0.06	0.19	0.40

Newly Issued But Not Yet Effective Accounting Standards

The Financial Accounting Standards Board (FASB) recently issued two new accounting standards, Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, both of which generally were effective in the quarter beginning July 1, 2003. Because the Company does not have these instruments or is only nominally involved in these instruments, the new accounting standards will not materially affect the Company’s operating results or financial condition.

2.	Securities

Securities held to maturity at September 30, 2003 included a corporate debt issue with a book value of $250,000 and an estimated fair value of $274,000. No securities were classified as held to maturity at December 31, 2002.

The estimated fair values of securities available for sale were as follows:

	September 30, 2003
(Expressed in thousands)	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$22,921	$392	$(6)
Tax-exempt obligations of states and political subdivisions	1,821	143	—
Taxable obligations of states and political subdivisions	20,534	609	—
Mortgage-backed securities	45,052	664	(312)
Collateralized mortgage obligations	14,914	270	(81)
Corporate debt	9,940	199	(515)
Asset-backed securities	603	3	—

Total debt securities	115,785	2,280	(914)
Marketable equity securities	7,127	41	(18)

Total available for sale	$122,912	$2,321	$(932)

	December 31, 2002
(Expressed in thousands)	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$33,004	$609	$(6)
Tax-exempt obligations of states and political subdivisions	3,596	181	(54)
Taxable obligations of states and political subdivisions	20,042	642	—
Mortgage-backed securities	36,002	870	(116)
Collateralized mortgage obligations	9,806	368	(1)
Corporate debt	13,011	243	(666)
Asset-backed securities	1,017	17	—

Total debt securities	116,478	2,930	(843)
Marketable equity securities	6,316	152	—

Total available for sale	$122,794	$3,082	$(843)

3. Loans and Allowance for Loan Losses

Loans outstanding are as follows:

(Expressed in thousands)	September 30, 2003	December 31, 2002
Real estate-construction	$5,070	$3,856
Real estate-mortgage	55,959	49,536
Real estate-secured by nonfarm, nonresidential property	57,655	47,698
Commercial, financial and agricultural	22,296	24,057
Obligations of political subdivisions in the U.S.	2,271	2,505
Installment and credit card loans to individuals	3,089	3,107

Loans receivable	$146,340	$130,759

Non-accruing loans amounted to $2,690,000 at September 30, 2003 and $3,171,000 at December 31, 2002. Loans past due 90 days and still accruing interest were $4,000 at September 30, 2003 and $32,000 at December 31, 2002. Most non-accruing loans are also identified as impaired loans in the following table.

Impaired loans were as follows:

(Expressed in thousands)	September 30, 2003	December 31, 2002
Impaired loans with no allocated allowance for loan losses	$100	$134
Impaired loans with allocated allowance for loan losses	2,871	3,223

Total	$2,971	$3,357

Amount of the allowance for loan losses allocated	$1,054	$1,022

(Expressed in thousands)	September 30, 2003	September 30, 2002
Average impaired loans	$3,120	$4,858
Interest income recognized during impairment	0	93
Cash-basis interest income recognized	0	93

Activity in the allowance for loan losses is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
(Expressed in thousands)	2003	2002	2003	2002
Balance, beginning of period	$3,940	$5,250	$4,287	$5,310
Provision for loan losses	0	(500)	(1,350)	(500)
Loans charged-off	(71)	(71)	(93)	(228)
Recoveries on loans previously charged-off	166	179	1,191	276

Net (charge-offs) recoveries	95	108	1,098	48

Balance, end of period	$4,035	$4,858	$4,035	$4,858

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

The following is a summary of the activity in the Plan for the nine months ended September 30, 2003:

	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance at January 1, 2003	691,500	301,500	$3.74
Exercised	—	(500)	$4.00
Forfeitures	14,000	(14,000)	$4.57
Granted	(5,000)	5,000	$4.99

Balance at September 30, 2003	700,500	292,000	$3.72

The Company accounts for the stock options under Accounting Principles Board Opinion No. 25, which requires expense recognition only when the exercise price is less than the market value of the underlying stock at the measurement date. Compensation expense, net of taxes, of $9,000 and $16,000 was recognized for the nine months ended September 30, 2003 and 2002, respectively, to reflect the impact of granting certain options below their market price. Pro forma information for net income and earnings per common share is presented in Note 1.

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

RESULTS OF OPERATIONS

SUMMARY

Belmont Bancorp. reported net income of $406,000, or $0.04 per common share for the three months ended September 30, 2003, compared to $689,000, or $0.06 per common share, for the three months ended September 30, 2002. For the first nine months of 2003, the Company reported net income of $2,236,000, or $0.20 per common share, versus $4,505,000, or $0.40 per common share, for the first nine months of 2002. Earnings during 2002 were positively impacted by the distribution of settlement proceeds from the Company’s derivative action during the first and second quarters of 2002.

Total assets at September 30, 2003 were $296.7 million compared to $289.5 million at year-end 2002. Total loans increased to $146.3 million at September 30, up from $130.8 million at December 31, 2002. Average assets were $296 million for the third quarter of 2003, compared to $284 million for the third quarter of 2002. Average assets for the nine months ended September 30, 2003 were $292 million compared to $284 million for the comparable period last year.

Total shareholders’ equity increased to $35.0 million at September 30, 2003 compared to $34.8 million at year-end 2002. During the third quarter of 2003, the Company paid a special cash dividend to common shareholders totaling $1.1 million and declared a regular cash dividend on its common shares totaling $333,000 for payment in October 2003.

NET INTEREST INCOME

Interest rates across the maturity horizon remained low relative to historical levels during the first nine months of 2003. The Federal Open Market Committee (the “FOMC”) maintained a very accommodative stance to aid economic recovery. In late June 2003, the FOMC reduced its targeted federal funds rate by 0.25% following a rate reduction in November 2002 of 0.50%. Changing interest rates impact the Company through loan refinancing activity, reinvestment opportunities in loans and investments, and financing costs on its deposit base and other borrowings. Generally, higher interest rates will positively impact the Company’s net interest income, while lower interest rates will negatively impact net interest income.

Net interest income on a taxable equivalent basis decreased $147,000 for the third quarter of 2003 compared to the third quarter of 2002. The taxable equivalent net interest margin was 3.37% for the third quarter of 2003, down from 3.41% for the second quarter of 2003 and 3.45% for the first quarter of 2003. The net interest margin for the third quarter of 2002 was 3.72%. The net interest rate spread (the difference between the average yields on earning assets and interest-bearing liabilities) was 3.03% for the third quarter of 2003 compared to 3.30% for the comparable period of 2002. The taxable equivalent yield on earning assets declined to 5.13% from 6.08%, a decrease of 95 basis points, during the third quarter of 2003 compared to the third quarter of 2002. This decline was partially offset by a decrease of 68 basis points in the cost of interest-bearing liabilities to 2.10% from 2.78%. The declines in yields on earning assets and the cost of funds reflect the precipitous drop in interest rates since 2001. Most notably since the beginning of 2001 the targeted federal funds rate set established by the FOMC fell from 6.50% to 1.00% by June 2003, and the prime-lending rate declined from 9.50% to 4.00%.

Net interest income on a taxable equivalent basis decreased by $251,000 for the first nine months of 2003 compared to the same period last year as average earning assets increased $7.7 million to $292 million for the first nine months of 2003. The yield on earning assets decreased from 6.07% to 5.35%, and the cost of interest bearing liabilities decreased from 2.91% to 2.31%. The taxable equivalent net interest margin declined to 3.41% for the first nine months of 2003 compared to 3.60% for the same period in 2002.

OTHER OPERATING INCOME

Changes in various categories of other income are depicted in the following table.

	Three months ended September 30,			Nine months ended September 30,
(Expressed in thousands)	2003	2002	% Change	2003	2002	% Change
Trust fees	$128	$109	17.4%	$388	$359	8.1%
Service charges on deposits	424	232	82.8%	1,033	677	52.6%
Legal settlements	0	0	na	0	6,311	-100.0%
Gain on sale of loans held for sale	171	38	350.0%	464	143	224.5%
Other income (individually less than 1% of total income)	111	170	-34.7%	507	522	-2.9%

Subtotal	834	549	51.9%	2,392	8,012	-70.1%
Securities gains	105	121	-13.2%	348	27	1188.9%

Total	$939	$670	40.1%	$2,740	$8,039	-65.9%

Trust fees increased 8.1% to $388,000 for the first nine months of 2003 compared to $359,000 for the comparative period in 2002. For the third quarter of 2003, trust fees increased to $128,000 compared to $109,000 in 2002. The improvement in revenue was the result of a fee increase on trust accounts.

Service charges on deposits increased 52.6% from $677,000 to $1,033,000 during the nine months ended September 30, 2003, compared to the same period in 2002, principally due to the introduction during the second quarter of 2003 of a new product and the implementation of a new service charge. Since these changes were introduced during the second quarter of 2003, the percentage increase in service charges on deposits is larger for the quarter than for the year-to-date period; service charges increased 82.8% in the quarter to quarter comparison.

Operating results during 2002 were impacted by a comprehensive legal settlement as more fully described in the Company’s Annual Report to Shareholders on Form 10-K for the year ended December 31, 2002. During the first six months of 2002, the Company received at total of $6.3 million in payments related to the settlement.

Gains on sales of loans and loans held for sale increased from $143,000 for the first nine months of 2002 to $464,000 for same period of 2003. Capitalized mortgage servicing rights of $207,000 were included in gains on sales of loans held for sale for the nine months ended September 30, 2003 compared to $90,000 for the comparable period of 2002. The total outstanding balance of mortgage loans sold without recourse and with servicing rights retained increased to $73.4 million at September 30, 2003 from $65.9 million at December 31, 2002. Gains on sales of loans also included $13,000 for gains realized on the sale of the Bank’s credit card portfolio during 2002. Management expects that as mortgage interest rates increase, mortgage refinancing volume will subside and gains related to mortgage loan activities will decline.

Other income includes, among other miscellaneous items, commissions and fees unrelated to loan origination, brokerage fees, loan documentation preparation fees, rental income, earnings on bank-owned life insurance policies, gains or losses on sale of other real estate owned, mortgage servicing income, and check printing charges. Other income decreased $59,000, or 34.7%, to $111,000 for the three months ended September 30, 2003 and decreased $15,000, or 2.9%, to $507,000 for the nine months ended September 30, 2003. This decrease was primarily related to a loss on the sale of other real estate owned totaling $60,000 recorded during the third quarter of 2003. Excluding this loss, other income increased $45,000, or 8.6%. This increase was largely the result of higher revenues for mortgage servicing fees, loan processing fees and brokerage fees.

Securities gains for the nine months ended September 30, 2003 totaled $348,000 and included $142,000 in gains on sales of equity securities.

OPERATING EXPENSES

The following table shows the dollar amounts and the percent change in various components of operating expenses.

	Three months ended September 30,			Nine months ended September 30,
(Expressed in thousands)	2003	2002	% Change	2003	2002	% change
Salaries and wages	$1,114	$908	22.7%	$3,130	$2,813	11.3%
Employee benefits	262	228	14.9%	762	696	9.5%
Occupancy expense	215	220	-2.3%	671	669	0.3%
Furniture and equipment expense	206	230	-10.4%	597	696	-14.2%
Legal fees	47	153	-69.3%	107	1,001	-89.3%
Legal settlements	—	12	-100.0%	103	606	-83.0%
Insurance, including federal deposit insurance	39	141	-72.3%	143	439	-67.4%
Examinations and audits	95	100	-5.0%	270	354	-23.7%
Telecommunication expense	40	38	5.3%	119	119	0.0%
Taxes other than payroll and real estate	84	53	58.5%	269	171	57.3%
Supplies and printing	54	50	8.0%	162	154	5.2%
Amortization of mortgage servicing rights	36	151	-76.2%	112	227	-50.7%
Advertising	64	62	3.2%	153	133	15.0%
Other (individually less than 1% of total income)	455	336	35.4%	1,172	948	23.6%

Total	$2,711	$2,682	1.1%	$7,770	$9,026	-13.9%

The employee count at the end of September 2003 was 135 full time equivalent employees (“FTEs”). The average number of FTEs for 2003 through September was 131 versus 132 for the same period during 2002. The increases in salaries and wages for the periods presented were principally the result of incentive compensation paid during 2003 and merit increases. Compensation costs associated with the grant of stock options were $13,000 and $25,000 for the first nine months of 2003 and 2002, respectively.

Employee benefit costs presented for the 2003 periods were higher than the comparative periods of 2002 due to higher payroll taxes and health insurance benefits. Health insurance costs increased 3.7% for the first nine months of 2003 compared to 2002.

Furniture and equipment expense incurred for the 2003 periods were lower than the comparative periods of 2002 largely as the result of the Bank’s mainframe computer and wide-area network costs being fully depreciated during the fourth quarter of 2002. As the Company upgrades its data processing systems, management expects these costs will increase.

Legal fees and legal settlements expense were down significantly during 2003 compared to 2002 resulting from the settlement of the derivative action in late 2001 with settlement distributions concluding during the first six months of 2002. Legal settlements expense incurred during the first half of 2003 totaled $103,000 and represents the conclusion of all material litigation previously confronting the Company.

Insurance costs includes the expense associated with FDIC deposit insurance. The Company realized large savings in FDIC costs during 2003 compared to 2002 because of improvements to the Company’s regulatory risk profile which became effective with the assessment period beginning January 1, 2003. Likewise, the regulatory risk profile also impacts examination cost assessed by the Bank’s regulator. Examination and audit costs were down approximately 5.0% for the comparative quarter and 23.7% for the nine months ended September 30, 2003.

Other taxes increased 57.3% to $269,000 for the first nine months of 2003 compared to the first nine months of 2002. This increase reflects higher state corporate franchise tax expense and is directly related to a larger capital base at year-end 2002 compared to year-end 2001 because the Company’s current year state franchise tax is assessed based on a tax rate applied to its capital base as of December 31 of the prior year.

Amortization of mortgage servicing rights totaled $112,000 for the nine months ended September 30, 2003 compared to $227,000 for the comparable period last year. For 2002, amortization expense included $109,000 for the third quarter to establish a valuation allowance to reduce the carrying amount of mortgage servicing rights to its estimated fair value at September 30, 2002. During the first nine months of 2003, the valuation allowance was reduced by $28,000; this was recorded as a reduction to amortization expense. The mortgage servicing rights, net of the remaining valuation allowance, are valued at $404,000 at September 30, 2003, and represents a 55 basis point capitalization rate on a mortgage servicing portfolio of approximately $73.4 million.

Other expense increased $224,000, or 23.6%, to $1,172,000 for the first nine months of 2003. This increase is principally related to the resumption of payment of director fees, other real estate owned and collection expenses, consulting and other expenses related to fee income enhancements, and loan-related expenses.

SECURITIES

The estimated fair value of securities available for sale at September 30, 2003 and December 31, 2002 are detailed in Note 2 of the quarterly financial statements.

At September 30, 2003, the Company did not own any investments of a single issuer, the value of which exceeded 10% of total shareholders’ equity, or $3,500,000 except for stock in the Federal Home Loan Bank of Cincinnati with a book value and estimated fair value of $3,558,000.

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

Details of the activity in the Allowance for Loan Losses for the third quarter and year-to-date comparative periods are included in Note 3 of the quarterly financial statements. No loan loss provision was recorded during the third quarter of 2003 because the Company had an appropriate balance in the allowance based on its analysis of loan quality. During the second quarter of 2003, the Company recorded a negative loan loss provision in the amount of $1,350,000 based on loan loss recoveries and improvements to its loan asset quality. This contributed $891,000 or $0.08 per common share (basic and diluted) after income taxes, to the Company’s operating results during the second quarter. If the Company continues to experience either low net charge-offs or net recoveries in future periods, and continues to experience improvements in its loan loss rates, it is possible that the Company will record additional reductions to its allowance for loan loss through negative loan loss provisions in forthcoming periods. The following table depicts various loan and loan-related statistics.

	Three months ended September 30,		Nine months ended September 30,
(Expressed in thousands)	2003	2002	2003	2002
Loans outstanding	$146,340	$124,594	$146,340	$124,594
Average loans	$142,413	$120,730	$137,151	$117,291
Annualized net charge offs (recoveries) as a percent of:
Average loans	-0.27%	-0.36%	-1.07%	-0.05%
Allowance for loan losses	-9.42%	-8.89%	-36.28%	-1.32%
Allowance for loan losses to:
Total loans at end of period	2.76%	3.90%	2.76%	3.90%
Non-performing assets	143.39%	244.37%	143.39%	244.37%

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

Non-performing assets (Expressed in thousands)	September 30, 2003	December 31, 2002
Non-accrual loans	$2,690	$3,171
Loans 90 days or more past due but accruing incterest	4	32
Other real estate owned	120	50

Total	$2,814	$3,253

Non-performing assets as a percent of total assets	0.95%	1.12%

Details of impaired loans and related information are included in Note 3 of the quarterly financial statements.

In addition to the schedule of non-performing assets, management prepares a watch list consisting of loans, which they have determined require closer monitoring to further protect the Company against loss. The balance of loans classified by management as substandard due to delinquency, a change in financial position, or other factors and not included as non-performing assets totaled $8,119,000 at September 30, 2003, $11,419,000 at December 31, 2002, and $14,052,000 at September 30, 2002. Of these loans, none were classified as doubtful.

LOAN CONCENTRATIONS

The Company uses the Standard Industry Code (SIC) system to determine concentrations of credit risk by industry. Management monitors concentrations of credit as measured by an industry’s total available and outstanding credit balance expressed as a percent of Tier 1 capital. Loan concentrations exceeding 25% of the Bank’s Tier 1 capital are detailed in the following tables.

	(Expressed in thousands)
Industry	September 30, 2003	December 31, 2002
Real estate – operators of nonresidential buildings:
Loan balance and available credit	$11,938	$11,521
Percent of tier 1 capital	43.2%	44.3%

Real estate - apartment buildings:
Loan balance and available credit	$7,618	$4,049
Percent of tier 1 capital	27.6%	15.6%

DEFERRED FEDERAL TAX ASSETS

Deferred federal tax assets totaled $4.7 million at September 30, 2003. The deferred federal tax assets include significant balances related to tax loss carryforwards and tax credits. It also includes the tax effect of recording securities available for sale at estimated fair value. At September 30, 2003, management believes no deferred tax valuation allowance is needed as future estimated taxable income will be sufficient to realize the net deferred tax assets.

OTHER ASSETS

Other assets includes among other miscellaneous balances, prepaid expenses, accounts receivable, other real estate owned, and mortgage servicing rights. Other assets increased to $3.7 million at September 30, 2003 from $2.1 million at December 31, 2002, principally due to an increase in accounts receivable for securities sold but not settled.

LONG-TERM BORROWINGS

During the third quarter of 2003, the Company borrowed $4.2 million in advances of varying maturities ranging from one to six years from the Federal Home Loan Bank of Cincinnati. The purpose of these borrowings was to lock in low rate funding costs. All advances had fixed interest rates ranging from 1.60% to 4.29%.

OTHER LIABILITIES

Other liabilities increased to $2.4 million at September 30, 2003 compared to $1.7 million at December 31, 2002. Other liabilities include amounts for various accrued expenses, accounts payable, funds owed for securities traded but not yet settled, and obligations related to compensation plans.

CAPITAL RESOURCES

The following table depicts the capital ratios for the Bank and for the Company on a consolidated basis as of September 30, 2003. In addition, the table depicts the regulatory requirements for classification as “adequately capitalized” under the regulatory guidelines for Prompt Corrective Action. Tier 1 capital consists principally of shareholders’ equity less goodwill and deferred tax assets, while Tier 2 capital consists of certain debt instruments and a portion of the allowance for loan losses. Total capital consists of Tier 1 and Tier 2 capital.

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
As of September 30, 2003	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital to risk weighted assets:
Consolidated	$31,162	17.3%	$14,400	8.0%	$17,999	10.0%
Bank	29,914	16.4%	14,613	8.0%	18,267	10.0%
Tier 1 capital to risk weighted assets:
Consolidated	28,890	16.1%	7,200	4.0%	10,800	6.0%
Bank	27,609	15.1%	7,307	4.0%	10,960	6.0%
Tier 1 capital to average assets:
Consolidated	28,890	10.0%	11,582	4.0%	14,478	5.0%
Bank	27,609	9.6%	11,555	4.0%	14,444	5.0%

LIQUIDITY AND CAPITAL RESOURCES

Effective liquidity management involves ensuring that the cash flow requirements of depositors and borrowers, as well as the operating needs of the Company, are met. Funds are available through the operation of the Bank’s branch banking network that gathers demand and retail time deposits. The Bank also acquires funds through repurchase agreements and overnight federal funds that provide additional sources of liquidity. Total deposits increased $2.5 million, or 1.1%, from December 31, 2002 to September 30, 2003. The Bank’s federal funds sold at September 30, 2003 totaled $3.6 million, down from $13.6 million at December 31, 2002.

Cash flows from the securities portfolio are also a source of liquidity. Proceeds from principal repayments, sales, calls and maturities of investment securities totaled $43.4 million during the nine months ended September 30, 2003. At September 30, 2003, securities available for sale was relatively unchanged from year-end 2002 at $123 million.

The Bank has an available line of credit with a correspondent bank totaling $4,100,000 that may be used as an alternative funding source. The Bank also has an unused credit line with the Federal Home Loan Bank for $20 million. All borrowings at the Federal Home Loan Bank are subject to eligible collateral requirements; at September 30, 2003, the Bank had sufficient eligible collateral to utilize the credit line.

The main source of liquidity for the parent company is dividends from the Bank. At September 30, 2003, the parent had cash and marketable securities with an estimated fair value of $1.2 million. The parent company does not have any debt to third parties. Management believes sufficient liquidity is currently available to meet estimated short-term and long-term funding needs for the Bank and the parent company.

ITEM 3-QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 3 has been disclosed in Item 7A of the Company’s Annual Report to Shareholders on Form 10-K for the year ended December 31, 2002. There has been no material change in the disclosure regarding market risk.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this quarterly report, that the Company’s disclosure controls and procedures are effective for the timely recording, processing, summarizing and reporting of the information required to be disclosed in reports filed under the Securities and Exchange Act of 1934.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

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

None

Item 3. Defaults upon senior securities

None

Item 4. Submission of matters to a vote of security shareholders

None

Item 5. Other information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3.1	Articles of Incorporation (1)

3.2	Amendment regarding Series A Preferred Stock (2)

3.3	Amendment regarding number of directors (3)

3.4	Code of Regulations (4)

10.1	Employment Agreement dated December 15, 1999 between Wilbur R. Roat, Belmont Bancorp. and Belmont National Bank (5)

10.2	Employment Agreement dated April 16, 2001 between Michael Baylor, Belmont Bancorp. and Belmont National Bank (6)

10.3	Belmont Bancorp. 2001 Stock Option Plan (7)

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Belmont Bancorp. for the quarter ended September 30, 2003

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Belmont Bancorp. for the quarter ended September 30, 2003

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Belmont Bancorp. for the quarter ended September 30, 2003

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Belmont Bancorp. for the quarter ended September 30, 2003

1.	Filed as an exhibit to the Company’s Registration Statement on Form S-2 filed with the Securities and Exchange Commission on November 16, 1999, and incorporated herein by reference.
2.	Filed as an exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-2 filed with the Securities and Exchange Commission (Registration No. 333-91035) on February 3, 2000 and incorporated herein by reference.
3.	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.
4.	Filed as an exhibit to the Company’s Registration Statement on Form S-2 filed with the Securities and Exchange Commission on November 16, 1999, and incorporated herein by reference.
5.	Filed as an exhibit to the Company’s Annual Report and Form 10-K for the year ended December 31, 1999 (Registration No. 0-12724) and incorporated herein by reference.
6.	Filed as an exhibit to the Company’s Annual Report and Form 10-K for the year ended December 31, 2001 (Registration No. 0-12724) and incorporated herein by reference.
7.	Filed as an exhibit to the Company’s Annual Report and Form 10-K for the year ended December 31, 2000 (Registration No. 0-12724) and incorporated herein by reference.

(b) Reports on Form 8-K

On July 18, 2003, Belmont Bancorp. issued a news release announcing its earnings for the three month period ending June 30, 2003.

On August 19, 2003, Belmont Bancorp. issued a news release announcing a special cash dividend payable on September 15, 2003 to shareholders of record as of August 29, 2003.

On September 16, 2003, Belmont Bancorp. issued a news release announcing a regular cash dividend payable on October 10, 2003 to shareholders of record as of September 26, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Belmont Bancorp.
(Registrant)

/s/ Wilbur Roat
By: Wilbur Roat
President & CEO

/s/ Jane R. Marsh
By: Jane R. Marsh
Secretary & Chief Financial Officer

November 7, 2003