Form 10-K
period 2003-12-31
BELMONT BANCORP
filed 2004-03-29
CIK 726294

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended December 31, 2003

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the transition period from to

Commission file number 0-12724

BELMONT BANCORP.

(Exact name of registrant as specified in its charter)

Ohio	34-1376776
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

325 Main Street, Bridgeport, Ohio	43912
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (740) 695-3323

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.25 par value	NASDAQ Small Cap Market

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

State the aggregate market value of the voting stock held by nonaffiliates of the registrant at June 30, 2003: $45,869,740

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,108,903 shares

Documents Incorporated by Reference:

Documents Incorporated by Reference: Portions of the Registrant’s proxy statement to be filed by April 30, 2004 are incorporated herein by reference into Items 10, 11, 12 and 13.

PART I

ITEM 1–BUSINESS

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

ITEM 2–PROPERTIES

DESCRIPTION OF PROPERTIES

BNB operates a network of twelve full service branches located in Belmont, Harrison and Tuscarawas Counties in Ohio and Ohio County in West Virginia. In addition to its main office in the Woodsdale section of Wheeling, West Virginia, BNB operates a branch in the Elm Grove section of Wheeling. Locations in Belmont County, Ohio include three branch offices in St. Clairsville and offices in Bridgeport, Lansing, Shadyside, and Bellaire. BNB’s West Main Street office in downtown St. Clairsville serves as the location for the Company’s and the Bank’s executive, administrative, finance and operations functions. The Harrison County branch is located in Cadiz, Ohio. In Tuscarawas County, Ohio, BNB operates two full service offices and one automated facility in New Philadelphia, Ohio. In Washington County, Pennsylvania, BNB operates a loan production office.

All offices are owned by BNB except for the Ohio Valley Mall and Bellaire offices in Ohio and the McMurray office in Pennsylvania. The land for the Elm Grove office is also leased. The Ohio Valley Mall office lease expires in 2008. The Bellaire office lease expires in 2007 and contains a ten year renewal option. The land lease for the Elm Grove office expires in 2005 and provides for four, five-year renewal options. The office lease in McMurray, Pennsylvania expires in 2006 and contains a three-year renewal option.

ITEM 3–LEGAL PROCEEDINGS

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

ITEM 4–SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5–MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDERS’ MATTERS

The number of shareholders of record for the Company’s stock as of February 9, 2004 was 1,024. The closing price of Belmont stock on March 9, 2004 was $5.50 per share.

Belmont Bancorp.’s common stock has a par value of $0.25 and, since October 1994, has been traded on the Nasdaq SmallCap market.

High and low market prices and dividend information for the past two years for Belmont’s common stock are depicted in the following tables.

2003
Quarter	High	Low	Dividend per Share
1st	$5.500	$4.000	$0.000
2nd	5.750	4.200	0.000
3rd	5.200	4.570	0.130
4th	6.000	4.570	0.000

Total			$0.130

2002
Quarter	High	Low	Dividend per Share
1st	$5.000	$3.550	$0.000
2nd	4.990	3.950	0.000
3rd	4.980	3.510	0.000
4th	4.720	3.550	0.000

Total			$0.000

Information regarding the limitations on dividends available to be paid can be located in Note 15 of the Notes to the Consolidated Financial Statements in the Company’s financial statements beginning on page F-1 (Item 8).

Treasury stock is accounted for using the cost method. There were 44,292 shares held in treasury on December 31, 2003 and 44,792 shares on December 31, 2002.

ITEM 6–SELECTED FINANCIAL DATA

The data presented herein should be read in conjunction with the audited Consolidated Financial Statements beginning on page F-1.

Consolidated Five Year Summary of Operations

For the Years Ended December 31, 2003, 2002, 2001, 2000 and 1999 ($000s except per share data)

	2003	2002	2001	2000	1999
Interest and dividend income	$14,236	$15,277	$18,131	$19,137	$25,870
Interest expense	5,053	6,360	9,810	10,702	15,609

Net interest income	9,183	8,917	8,321	8,435	10,261
Provision (benefit) for loan losses	(1,350)	(1,029)	(600)	242	15,877

Net interest income after provision (benefit) for loan losses	10,533	9,946	8,921	8,193	(5,616)
Securities gains (losses)	348	27	(120)	4	(880)
Trading gains (losses)	—	—	—	—	(10)
Loss on sale of real estate	(37)	—	—	—	—
Gain (loss) on sale of loans and loans held for sale	492	278	281	(40)	341
Interest on federal tax refund	—	—	—	256	—
Legal settlements	—	6,311	—	—	—
Other operating income	2,818	2,084	2,328	2,163	2,222
Operating expenses	10,369	11,839	12,690	9,870	12,642

Income (loss) before income taxes	3,785	6,807	(1,280)	706	(16,585)
Income taxes (benefit)	1,007	810	(865)	(680)	(5,554)

Net income (loss)	$2,778	$5,997	($415)	$1,386	($11,031)

Basic and diluted earnings (loss) per common share	$0.25	$0.54	($0.04)	$0.16	($2.11)

Cash dividend declared per share	0.13	—	—	—	$0.12

Book value per common share	$3.20	$3.13	$2.33	$2.31	$1.83

Total loans	$157,528	$130,759	$115,674	$129,876	$166,979
Total assets	299,475	289,468	288,856	281,788	315,767
Total deposits	235,039	230,243	238,486	231,686	255,432
Long term borrowings	25,269	21,050	20,000	20,000	20,000
Total shareholders’ equity	35,522	34,757	25,846	25,602	11,231

ITEM 7–MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The valuation of deferred federal tax assets represents management’s estimate that the Company will have sufficient taxable income in future years to utilize these assets. The deferred federal tax assets at December 31, 2003 are largely comprised of net operating loss and tax credit carryforwards to future periods. The Company’s ability to use these assets is based on its ability to generate taxable income in sufficient amounts to use the operating losses and tax credits before the applicable expiration dates. Forecasting taxable income in future periods requires the use of estimates for loan, investment and deposit levels, loan losses, noninterest income and expenses, the interest rates applicable to earning assets and interest paying liabilities, and unforeseen events that could have a material impact on the Company’s earnings prospects. Actual results in future periods may vary significantly from the forecasts prepared as of the date of the financial statements.

RESULTS OF OPERATIONS

Summary

Belmont Bancorp. reported net income of $2,778,000, or $0.25 per common share, for the year ended December 31, 2003, compared to $5,997,000, or $0.54 per common share, for the year ended December 31, 2002. For the fourth quarter of 2003, the Company reported net income of $542,000, or $0.05 per common share, versus $1,492,000, or $0.13 per common share, for the fourth quarter of 2002. During 2001, the Company incurred a loss of $415,000, or a loss of $0.04 per common share.

Four issues significantly impacted the Company’s earnings during the past three years—litigation, recoveries on loans previously charged off, an improvement in loan quality, and a reduction to tax-exempt assets.

During 2002, the Company resolved a number of legal actions resulting in gross settlement proceeds before expenses of $6,311,000. Various expenses related to the legal actions during 2002 totaled $1,168,000. The Company also incurred substantial expenses related to litigation during 2001.

Earnings during 2003 and 2002 were positively impacted by recoveries on loans previously charged-off and improvements to the credit quality of the loan portfolio. During the second quarter of 2003, the Company recorded a negative loan loss provision in the amount of $1,350,000 to reduce the amount of its allowance for loan loss. The after-tax effect of this transaction was to increase net income by $891,000. Similarly during 2002, the Company recorded negative loan loss provisions totaling $1,029,000; the after-tax effect was to increase net income for 2002 by $679,000. Additional information is discussed below under the heading, “Provision and Allowance for Loan Losses”.

Aided by low interest rates during 2002, the Company continued its balance sheet restructuring and reduced the amount of tax-exempt securities held in its investment portfolio. This restructure was part of a plan to ensure that the Company can utilize net operating loss and tax credit carryforwards in future years. As a result, the Company and Bank eliminated a deferred tax asset valuation allowance of $1,000,000 previously established in 1999. The elimination of the deferred tax asset valuation allowance also positively affected the Company’s earnings and contributed $1,000,000 to net income during the fourth quarter and year ended 2002.

The following table depicts the Company’s performance for the past three years.

($000s) except per share data	2003	2002	2001
Income (loss) before income taxes	$3,785	$6,807	($1,280)
Net income (loss)	$2,778	$5,997	($415)
Basic and diluted earnings (loss) per common share	$0.25	$0.54	($0.04)
Return on average assets	0.95%	2.10%	-0.15%
Return on average total equity	7.86%	19.82%	-1.57%

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

The Consolidated Average Balance Sheets and Analysis of Net Interest Income compare interest revenue and interest-earning assets outstanding with interest cost and liabilities outstanding for the years ended December 31, 2003, 2002, and 2001, and compute net interest income, net interest margin and net interest rate spread for each period. All three of these measures are reported on a taxable equivalent basis computed using a 34% effective federal tax rate. Loan fees included in interest income were $616,000 in 2003, $513,000 in 2002, and $521,000 in 2001. Nonaccrual loans and loans held for sale have been included in the average loan balances.

Average outstanding securities balances are based upon amortized cost excluding any unrealized gains or losses on securities available for sale.

Consolidated Average Balance Sheets and Analysis of Net Interest Income

For the Years Ended December 31 (Taxable Equivalent Basis)

	2003			2002			2001
(Expressed in thousands)	Average Out- standing	Revenue/ Cost	Average Yield/ Rate	Average Out- standing	Revenue/ Cost	Average Yield/ Rate	Average Out- standing	Revenue/ Cost	Average Yield/ Rate
Assets
Interest-earning assets:
Loans	$140,330	$9,347	6.66%	$120,484	$9,009	7.48%	$121,238	$10,639	8.78%
Securities:
Taxable	118,249	4,740	4.01%	108,728	5,205	4.79%	82,332	5,068	6.16%
Exempt from income tax	2,113	162	7.67%	18,003	1,272	7.07%	39,199	2,705	6.90%
Federal funds sold	10,258	111	1.08%	17,173	275	1.60%	17,940	634	3.53%

Total interest-earning assets	270,950	14,360	5.30%	264,388	15,761	5.96%	260,709	19,046	7.31%

Cash and due from banks	8,598			8,532			9,255
Other assets	16,356			17,222			23,161
Market value depreciation of securities available for sale	1,787			(31)			(1,680)
Allowance for loan loss	(4,187)			(5,206)			(6,686)

Total Assets	293,504			284,905			284,759

Liabilities
Interest bearing liabilities:
Interest checking	29,305	170	0.58%	27,570	242	0.88%	25,137	498	1.98%
Savings	98,594	1,205	1.22%	89,045	1,614	1.81%	69,837	1,851	2.65%
Other time deposits	75,311	2,647	3.51%	86,097	3,558	4.13%	113,902	6,424	5.64%
Other borrowings	23,555	1,031	4.38%	21,380	946	4.42%	21,266	1,037	4.88%

Total interest-bearing liabilities	226,765	5,053	2.23%	224,092	6,360	2.84%	230,142	9,810	4.26%

Demand deposits	29,029			28,277			25,457
Other liabilities	2,363			2,276			2,753

Total liabilities	258,157			254,645			258,352

Shareholders’ Equity	35,347			30,260			26,407

Liabilities & Shareholders’ Equity	293,504			284,905			284,759

Net interest income margin on a taxable equivalent basis		9,307	3.43%		9,401	3.56%		9,236	3.54%

Net interest rate spread			3.07%			3.12%			3.04%

Interest-earning assets to interest-bearing liabilities			119.48%			117.98%			113.28%

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

Analysis of Net Interest Income Changes

Taxable Equivalent Basis

	2003 Compared to 2002				2002 Compared to 2001
(Expressed in thousands)	Volume	Yield	Mix	Total	Volume	Yield	Mix	Total
Increase (decrease) in interest income:
Loans	$1,484	($984)	($162)	$338	($66)	($1,574)	$10	($1,630)
Securities:
Taxable	456	(847)	(74)	(465)	1,625	(1,127)	(361)	137
Exempt from income taxes	(1,123)	108	(95)	(1,110)	(1,463)	65	(35)	(1,433)
Federal funds sold	(111)	(89)	36	(164)	(27)	(347)	15	(359)

Total interest income change	706	(1,812)	(295)	(1,401)	69	(2,983)	(371)	(3,285)

Increase (decrease) in interest expense:
Interest checking	15	(82)	(5)	(72)	48	(277)	(27)	(256)
Savings	173	(526)	(56)	(409)	509	(585)	(161)	(237)
Other time deposits	(446)	(532)	67	(911)	(1,568)	(1,717)	419	(2,866)
Other borrowings	96	(10)	(1)	85	6	(96)	(1)	(91)

Total interest expense change	(162)	(1,150)	5	(1,307)	(1,005)	(2,675)	230	(3,450)

Increase (decrease) in net interest income on a taxable equivalent basis	$868	($662)	($300)	($94)	$1,074	($308)	($601)	$165

Decrease in taxable equivalent adjustment				360				431

Net interest income change				$266				$596

Interest rates across the maturity horizon remained low relative to historical levels during 2003 and 2002. The Federal Open Market Committee (the “FOMC”) maintained a very accommodative stance to aid economic recovery. In late June 2003, the FOMC reduced its targeted federal funds rate by 0.25% to 1.00% following a rate reduction in November 2002 of 0.50%. This followed several federal funds rate cuts during 2001 when the targeted federal funds rate fell from 6.50% at the beginning of 2001 to 1.75% by the end of 2001. Likewise, the prime-lending rate fell from 9.50% at the beginning of 2001 to 4.00% by June 2003. Changing interest rates impact the Company through loan refinancing activity, reinvestment opportunities in loans and investments, and financing costs on its deposit base and other borrowings. Generally, higher interest rates will positively impact the Company’s net interest income, while lower interest rates will negatively impact net interest income. The Company has significantly reduced it cost of funds since 2001; there is little room for further reductions. To increase and retain deposits, competitive pressures may prompt the Company to offer deposit products that result in a migration of its funds to different products paying a higher rate of interest.

The taxable equivalent yield on earning assets fell to 5.30% for the year ended 2003 compared to 5.96% in 2002, a decline of 66 basis points. The yield on earning asset in 2001 was 7.31%. The cost of interest-bearing liabilities fell to 2.23% for the year ended 2003 compared to 2.84% in 2002, a decline of 61 basis points. The cost of interest-bearing liabilities was 4.26% during 2001. The Company’s net interest margin declined to 3.43% in 2003 from 3.56% in 2002. The net interest margin for 2001 was 3.54%.

The Company’s taxable equivalent net interest income decreased 1.0% to $9,307,000 in 2003 from $9,401,000 in 2002. Average total interest-earning assets increased to $271.0 million in 2003 from $264.4 million in 2002 and $260.7 million in 2001. Average loans increased to $140.3 million during 2003 compared to $120.5 million in 2002. Average securities exempt from income tax declined to $2.1 million for 2003 compared to $18.0 million during 2002 and $39.2 million during 2001.

Average total interest-bearing liabilities increased to $226.8 million during 2003 compared to $224.1 million during 2002. Depositors remained reluctant to extend time deposit maturities due to low interest rates. Consequently, the average deposit mix shifted and average time deposits fell to $75.3 million during 2003 compared to $86.1 in 2002 and $113.9 million in 2001. Average savings deposits increased to $98.6 million during 2003 from $89.0 million in 2002 and $69.8 million in 2001. This change in deposit mix positively impacted Company’s overall cost of funds.

Other Operating Income

Changes in various categories of other income are depicted in the following table:

(Expressed in thousands)	2003	Change	2002	Change	2001
Trust income	$547	14.7%	$477	-19.6%	$593
Service charges on deposits	1,407	53.3%	918	0.0%	918
Earnings on bank-owned life insurance	64	-8.6%	70	-71.4%	224
Gain on sale of loans and loans held for sale	492	77.0%	278	-1.1%	281
Legal settlements	—	-100.0%	6,311	na	—
Mortgage servicing fees	180	13.2%	159	30.3%	122
Other income (individually less than 1% of total income)	583	26.7%	460	-1.1%	471

Subtotal	3,273	-62.3%	8,673	232.4%	2,609
Securities gains (losses)	348	1188.9%	27	122.5%	(120)

Total	$3,621	-58.4%	$8,700	249.5%	$2,489

Included in noninterest income for the year ended 2002 was $6.3 million in proceeds from legal settlements. During December 2001, the Company reached a comprehensive legal settlement wherein the Company resolved five lawsuits, including a costly derivative action. Each case, concluded as a result of the comprehensive settlement, was either directly or indirectly related to losses incurred by the Company during 1998 and 1999 for commercial loans to a former commercial customer and an interim-lending program offered by the Bank to the borrower’s customers.

Trust fees are affected by the valuation of the stock market because most fees are assessed based on market values. Trust fees increased 14.7% to $547,000 in 2003 compared to $477,000 in 2002 as the result of market conditions and an increase in the trust fee schedule. Trust fees declined 19.6% to $477,000 for 2002 compared to $593,000 for 2001 as the result of lower market valuations in 2002 versus 2001. Also, a trust with assets of $9 million was closed during the second quarter of 2002.

Service charges on deposits totaled $1,407,000 for 2003 compared to $918,000 for 2002 and 2001. The increase in service charges for 2003 was principally due to the introduction during the second quarter of a new product and the implementation of a new service charge. Management expects deposit service charge income will increase during the first five months of 2004 compared to the first five months of 2003 since the new product offering was introduced in June 2003.

Earnings on bank-owned life insurance policies were $64,000 for 2003, $70,000 for 2002, and $224,000 for 2001. During December 2001, the Company redeemed approximately $3.1 million in bank-owned life insurance policies. This represented all of the Company’s bank-owned life insurance policies except for those providing a life-insurance benefit for retirees and one uninsurable officer.

Mortgage lending volumes remained strong during 2003 as the result of refinancing activity related to low mortgage interest rates and correspondent mortgage lending relationships established with other financial institutions. Through these relationships the Bank provides underwriting and documentation preparation for the correspondent, and in some instances, purchases the mortgage loans originated by the correspondent for subsequent sale in the secondary market. A component of gains on sale of loans and loans held for sale includes capitalized mortgage servicing rights. This right represents the value associated with servicing loans sold in the secondary market. Capitalization of mortgage servicing rights totaled $220,000 for 2003, $166,000 for 2002 and $241,000 for 2001. Mortgage servicing fees increased to $180,000 for 2003 compared to $159,000 in 2002 and $122,000 in 2001 corresponding to the increase total loans serviced for others during these periods. Future increases to mortgage servicing fees are largely dependent upon the volume of mortgage loans originated and sold in the secondary market.

Other income includes, among other miscellaneous items, commissions and fees unrelated to loan origination, brokerage fees, loan documentation preparation fees, rental income, and check printing charges. Other income increased 25.1% to $583,000 for the year ended 2003 compared to $460,000 for 2002 and $471,000 for 2001. Contributing to the increase in other income from 2002 to 2003 were increases in brokerage fees totaling $41,000 and restitution payments received from a former employee totaling $102,000.

Securities gains recorded during 2003 totaled $348,000 and included gains on sales of equity securities of $142,000. During 2002, the Company sold approximately $29 million in tax-exempt municipal bonds for an aggregate loss of $212,000. Other gains realized through investment sales resulted in net securities gains of $27,000 for the year ended 2002. In addition, calls and maturities of bonds totaled approximately $15 million during 2003 and $17 million 2002. The sale of the tax-exempt municipal bonds during 2002 was a continuation of the Company’s efforts to minimize interest rate risk exposure in long-term investments and to increase taxable income. (At year-end 2003, the Company had a net operating loss carryforward totaling $14.8 million and tax credit carryforwards totaling $1.5 million.) Securities losses recorded during 2001 totaled $120,000 and included a writedown in book value of $113,000 for a financial institution stock owned by the Company; this stock was subsequently sold during 2003.

Operating Expenses

The table below details the dollar amounts of and percentage changes in various categories of expense for the three years ended 2003, 2002, and 2001:

(Expressed in thousands)	2003	Change	2002	Change	2001
Salaries	$4,167	6.2%	$3,922	5.7%	$3,710
Employee benefits	1,050	10.9%	947	10.8%	855
Net occupancy expenses of premises	899	1.9%	882	-2.0%	900
Equipment expenses	805	-11.4%	909	0.2%	907
Legal fees	140	-86.8%	1,057	-62.7%	2,836
Legal settlement expenses	103	-83.8%	635	356.8%	139
Taxes other than payroll and real estate	324	64.5%	197	-12.8%	226
Supplies and printing	207	0.5%	206	3.0%	200
Insurance, including federal deposit insurance	184	-68.6%	586	-0.7%	590
Amortization of intangibles	155	-42.8%	271	84.4%	147
Consulting expense	165	33.1%	124	-46.6%	232
Examinations and audits	362	-21.0%	458	2.7%	446
Advertising	208	-8.4%	227	3.2%	220
Directors’ fees	180	na	—	na	—
Other (individually less than 1% of total income)	1,420	0.1%	1,418	10.6%	1,282

Total	$10,369	-12.4%	$11,839	-6.7%	$12,690

The Company employed 133 full time equivalent employees (“FTEs”) at year-end 2003, 132 FTEs at year-end 2002 and 137 FTEs at year-end 2001. The increase in salaries and wages in each period presented was principally the result of incentive compensation paid during 2003 and 2002 and merit increases. Compensation cost associated with the grant of stock options was $17,000 for 2003, $33,000 for 2002 and $92,000 for 2001.

Employee insurance benefits included as part of employee benefits expense increased approximately $22,000 for 2003 compared to 2002, an increase of 5%. Insurance benefits increased $50,000 for 2002 compared to 2001, an increase of approximately 14%. The Company also recorded benefit expense for profit sharing contributions totaling $117,000 for 2003 and $88,000 for 2002. No profit sharing was provided during 2001.

Legal fees decreased to $140,000 for 2003 from $1,057,000 for 2002 and $2,836,000 for 2001 principally as a result of the settlement of the derivative action previously discussed.

Legal settlements expense for 2003 totaled $103,000. Expense totaling $635,000 was recorded during 2002 and included $179,000 in settlement charges related to the comprehensive legal settlement previously described. The remaining settlement charges relate to various other claims against the Company described under Item 3 - “Legal Proceedings” and in the Company’s Annual Report to Shareholders and Form 10-K for the year ended December 31, 2001.

Taxes (other than payroll and real estate taxes) were $324,000 for 2003, up from $197,000 for 2002 and $226,000 in 2001. The increase in expense for 2003 compared to 2002 was largely the result of a larger capital base; the Bank is subject to corporate franchise tax in the State of Ohio based on its capital base. The decline for 2002 compared to 2001 was largely due to refunds of franchise tax.

Two categories of expense declined during 2003 compared to 2002 as the result of improvements to the Bank’s regulatory risk profile. Insurance expense, including federal deposit insurance, declined $402,000 during 2003 compared to 2002; this reduction included a decline in FDIC insurance premiums totaling $393,000. Examination and audit expense declined $96,000 for 2003 compared to 2002; this reduction included $78,000 in lower fees assessed by the Bank’s principal regulator for bank examinations.

Amortization of mortgage servicing rights totaled $155,000 for 2003, $271,000 for 2002, and $147,000 for 2001. During 2002, amortization expense included $109,000 to establish a valuation allowance to reduce the carrying amount of mortgage servicing rights to its estimated fair value; this valuation allowance was reduced by $50,000 during 2003 as the underlying principal balance of the loans associated with the rights were reduced through repayments. At December 31, 2003, mortgage servicing rights were valued at $374,000 and represented a 51.5 basis point capitalization rate on a mortgage servicing portfolio of approximately $72.6 million.

Consulting expense increased to $165,000 for 2003 compared to $124,000 for 2002. The expense for 2003 included approximately $99,000 for fees paid to a consultant based on improvements to certain categories of service charge revenue. Consulting expense associated with litigation totaled $131,000 for the year ended 2001.

During 2003, the Board of Directors resumed the payment of board and committee fees that totaled $180,000. Payment of directors’ fees had been suspended since May 1999.

Other expenses include data processing expense, telephone expense, postage and freight, travel and entertainment, correspondent bank service charges, loan-related expenses, charge-offs related to deposit accounts, and other expenses. Other expense increased $2,000 from 2002 to 2003. The increase in other expenses for 2002 compared to 2001 was $136,000, or 10.6%. This increase was largely associated with an increase in loan collection expense of $57,000 and a one time charge to data processing expense in the amount of $66,000 to fulfill a minimum contract fee for trust account processing upon termination of that contract.

FINANCIAL CONDITION

Securities

The Company uses securities to generate interest and dividend revenue, to manage interest rate risk and to provide liquidity to meet operating cash needs. The securities portfolio yield at December 31, 2003 was 4.06%. Net unrealized gains in the securities portfolio at December 31, 2003 totaled $1,348,000, compared to net unrealized gains of $2,239,000 at December 31, 2002. Management believes any unrealized losses within the investment portfolio are temporary.

The maturities and yields of securities available for sale (excluding equity securities) at December 31, 2003 are detailed in the following table. The yields are expressed on a taxable equivalent basis. Maturities of mortgage-backed securities and agency loan pools are based on estimated average life.

	Within 1 year		1 to 5 Years		6 to 10 Years		After 10 Years		Total
($000s)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury securities	$1,031	3.39%	$100	1.54%	$—	—	$—	—	$1,131	3.23%
U.S. Government agencies and corporations (a)	6,137	3.87%	15,420	3.17%	—	—	—	—	21,557	3.37%
States and political subdivisions (b)	3,090	3.72%	16,389	4.17%	1,220	8.62%	515	4.88%	21,214	4.38%
Corporate debt	3,563	3.90%	3,724	4.54%	—	—	2,662	7.22%	9,949	5.03%
Agency mortgage-backed securities (a)	2,274	2.48%	35,532	4.00%	2,818	5.41%	897	7.75%	41,521	4.09%
Collateralized mortgage Obligations	2,006	2.65%	10,932	4.40%	309	6.26%	—	—	13,247	4.18%
Asset-backed securities	—	—	466	3.25%	—	—	—	—	466	3.25%

Total fair value	$18,101	3.52%	$82,563	3.95%	$4,347	6.30%	$4,074	6.38%	$109,085	4.06%

Amortized cost	$17,847		$81,262		$4,192		$4,467		$107,768

(a)	Maturities of mortgage-backed securities and agency loan pools are based on estimated average life.
(b)	Taxable equivalent yields

The amortized cost, maturities and yields of securities held to maturity at December 31, 2003 are depicted in the following table:

	After 10 Years
($000s)	Amount	Yield
Corporate debt	$250	7.80%

At December 31, 2003, the Company owned stock in the Federal Home Loan Bank with an estimated fair value of $3,594,000. The Company did not own any other investments of a single issuer, the value of which exceeded 10% of total shareholders’ equity, or $3,552,000.

Loans

The Company’s loan portfolio is comprised of a variety of loan types. Different types of lending involve different elements of risk. For example, residential loans secured by single family homes typically involve substantially less collateral risk than other types of loans such as commercial loans that may be secured by inventory, equipment and accounts receivable. The following table shows the history of commercial and consumer loans by major category at December 31:

(Expressed in thousands)	2003	2002	2001	2000	1999
Commercial loans:
Real estate construction	$5,679	$3,856	$3,318	$12,856	$108
Real estate mortgage	65,380	47,698	35,892	22,738	9,033
Commercial, financial and agricultural	26,254	26,562	34,085	48,789	99,911

Total commercial loans	$97,313	$78,116	$73,295	$84,383	$109,052

(Expressed in thousands)	2003	2002	2001	2000	1999
Consumer loans:
Residential mortgage	$57,213	$49,536	$38,701	$40,794	$45,944
Installment loans	2,698	2,677	2,870	3,832	9,315
Credit card and other consumer	304	430	808	867	823

Total consumer loans	$60,215	$52,643	$42,379	$45,493	$56,082

Total loans and leases	$157,528	$130,759	$115,674	$129,876	$165,134

An analysis of maturity and interest rate sensitivity of business loans at the end of 2003 follows:

(Expressed in thousands)	Under 1 year	1 to 5 Years	Over 5 Years	Total
Domestic loans:
Real estate construction	$2,813	$840	$2,026	$5,679
Real estate mortgage	24,704	34,525	5,391	64,620
Commercial, financial and agricultural	14,604	9,251	1,470	25,325

Total business loans (a)	$42,121	$44,616	$8,887	$95,624

Rate sensitivity:
Predetermined rate	$870	$7,507	$8,532	$16,909
Floating or adjustable rate	41,251	37,109	355	78,715

Total domestic business loans (a)	$42,121	$44,616	$8,887	$95,624

(a)	does not include nonaccrual loans

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

The allowance for loan losses totaled $3,300,000, or 2.1% of total loans at December 31, 2003. At the end of the previous year, the allowance for loan losses was $4,287,000, or 3.3% of total loans. During each of the three years ending 2003, the Company reduced its allowance for loan losses through negative loan loss provisions. These reductions resulted from a combination of loan loss recoveries and improvements to the level of classified loans. The amounts of the negative loan loss provisions totaled $1,350,000 for 2003, $1,029,000 for 2002 and $600,000 for 2001. Management does not expect sizable loan loss recoveries during 2004 and consequently does not anticipate negative loan loss provisions in future periods.

Charge-offs for 2003 totaled $895,000 including $866,000 for commercial loans. Of the commercial loans charged-off approximately $793,000 had been included in the specific allocation of the allowance for loan loss at year-end 2002. During 2001, most of the $2.4 million in loans charged off also had specific reserves through an allocation of the allowance for loan loss established during previous reporting periods. The Bank recorded charge-offs during 1999 principally related to Schwartz Homes, Inc. and retail customers of that business. Schwartz Homes, Inc was placed into bankruptcy in June 1999 and was subsequently liquidated. During 2000, the Bank received settlement proceeds from the bankruptcy of $3.2 million of which $1.2 million was applied to the remaining credit exposure for this relationship, $1.8 million was recorded as recoveries in the allowance for loan losses, and the remainder was recorded as a recovery of legal expenses. Of the $2.3 million in net charge-offs for the year ended December 31, 2000, $1.5 million were related to the Schwartz Homes loan relationship.

Recoveries on loans previously charged off during 2003 totaled $1,258,000 and included $937,000 for the sale of real estate that the Bank acquired through bankruptcy proceedings in June 2003 involving a former borrower.

Management’s allocation of the allowance for loan losses based on estimates of incurred loan losses is set forth in following table:

Allocation of the Allowance for Loan Losses

(Expressed in thousands)	2003	2002	2001	2000	1999
Domestic:
Commercial, financial and agricultural	$1,078	$1,739	$1,682	$4,096	$4,692
Commercial real estate	1,300	1,604	2,443	2,207	1,154
Residential mortgage	155	235	314	301	371
Consumer	16	15	90	94	3,485
Unallocated	751	694	781	969	—

Total	$3,300	$4,287	$5,310	$7,667	$9,702

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

Loans outstanding as a percentage of each loan category are depicted in the following table:

	2003	2002	2001	2000	1999
Real estate-construction	3.6%	2.9%	2.9%	9.9%	0.1%
Real estate-mortgage	36.3%	37.9%	33.4%	31.4%	27.8%
Real estate-secured by nonfarm, nonresidential property	41.6%	36.5%	31.0%	17.5%	5.5%
Commercial, financial and agricultural	15.2%	18.4%	27.1%	35.3%	58.6%
Obligations of political subdivisions in the U.S.	1.4%	1.9%	2.4%	2.3%	1.9%
Installment loans to individuals	1.9%	2.4%	3.2%	3.6%	6.1%

Total	100.0%	100.0%	100.0%	100.0%	100.0%

The following tables set forth the five-year historical and statistical information on the allowance for loan losses:

(Expressed in thousands)	2003	2002	2001	2000	1999
Balance as of January 1	$4,287	$5,310	$7,667	$9,702	$5,475
Provision (benefit) for loan losses	(1,350)	(1,029)	(600)	242	15,877
Loans charged off:
Real estate	0	48	218	119	151
Commercial	866	291	2,134	812	8,435
Consumer	29	8	21	3,369	3,831

Total loans charged-off	895	347	2,373	4,300	12,417

Recoveries of loans previously charged-off:
Real estate	0	1	0	6	282
Commercial	1,162	180	262	136	73
Consumer	96	172	354	1,881	412

Total recoveries	1,258	353	616	2,023	767

Net charge-offs (recoveries)	(363)	(6)	1,757	2,277	11,650

Balance at December 31	$3,300	$4,287	$5,310	$7,667	$9,702

(Expressed in thousands)	2003	2002	2001	2000	1999
Loans outstanding at December 31	$157,528	$130,759	$115,674	$129,876	$165,134
Allowance as a percent of loans outstanding	2.09%	3.28%	4.59%	5.90%	5.88%
Average loans	$140,330	$120,484	$121,238	$143,012	$193,295
Net charge-offs as a percent of average loans	-0.26%	0.00%	1.45%	1.59%	6.03%

The following schedule depicts the five-year history of non-performing assets.

(Expressed in thousands)	2003	2002	2001	2000	1999
Nonaccrual loans	$1,808	$3,171	$2,559	$8,518	$13,769
Loans 90 days or more past due but accruing interest	3	50	187	2	541
Other real estate owned	120	33	104	766	—

Total	$1,931	$3,254	$2,850	$9,286	$14,310

Allowance for loan loss as a % of non-performing assets	170.9%	131.7%	186.3%	82.6%	67.8%

In addition to the above schedule of non-performing assets, management prepares a watch list consisting of loans which management has determined require closer monitoring to further protect the Company against loss. The balance of loans classified by management as substandard due to delinquency and a change in financial position and not included in non-performing assets was $8,214,000 at December 31, 2003 and $11,419,000 at the December 31, 2002. No loans were classified as doubtful and not included in non-performing assets at December 31, 2003 and 2002.

Deposits

Primarily, core deposits are used to fund interest-earning assets. The accompanying tables show the relative composition of the Company’s average deposits and the change in average deposit sources during the last three years:

(Expressed in thousands)

Average Deposits	2003	2002	2001
Demand	$29,029	$28,277	$25,457
Interest bearing checking	29,305	27,570	25,137
Savings	98,594	89,045	69,837
Other time	64,115	74,894	97,562
Certificates-$100,000 and over	11,196	11,203	16,340

Total average deposits	$232,239	$230,989	$234,333

Distribution of Average Deposits	2003	2002	2001
Demand	12.5%	12.2%	10.9%
Interest bearing checking	12.6%	11.9%	10.7%
Savings	42.5%	38.6%	29.8%
Other time	27.6%	32.4%	41.6%
Certificates-$100,000 and over	4.8%	4.9%	7.0%

Total	100.0%	100.0%	100.0%

Change in Average Deposit Sources	2002 to 2003	2001 to 2002	2000 to 2001
Demand	$752	$2,820	$708
Interest bearing checking	1,735	2,433	673
Savings	9,549	19,208	1,185
Other time	(10,779)	(22,668)	1,954
Certificates-$100,000 and over	(7)	(5,137)	(657)

Total	$1,250	($3,344)	$3,863

Average deposits increased by $1.3 million during 2003 compared to 2002. The mix of deposits continued to shift from time deposits to savings deposits because depositors are reluctant to extend maturities since the sharp drop in interest rates during 2001 that continued to prevail during 2002 and 2003. During 2002, average deposits declined $3.3 million. During the past two years the Bank did not aggressively price offered rates on time deposits relative to its competitors due to the available yields on investment alternatives and low loan demand. Higher interest rates will likely result in a shift in deposits from savings to time deposits. Deposit trends increased during the last half of 2000 and throughout 2001 after the Bank completed its recapitalization plan.

Deferred Federal Tax Assets

Deferred federal tax assets declined from approximately $5.2 million at December 31, 2002 to $4.5 million at December 31, 2003. The deferred federal tax assets include significant balances related to tax loss carryforwards and tax credits carryforwards. The temporary differences between book income and taxable income that give rise to net deferred tax assets and the changes in those components from year-end 2002 to year-end 2003 are included in Note 9 in the Notes to the Consolidated Financial Statements.

During 2002, the Company eliminated a $1.0 million valuation allowance previously established at the end of 1999 against the carrying value of its deferred tax assets; this reversal increased the balance of deferred federal tax assets and reduced federal tax expense by $1.0 million. A number of factors contributed to management’s estimate that the valuation allowance was no longer required. These factors included the reduction in tax-exempt bonds that should improve taxable income in future periods, the elimination of the regulatory agreements that restricted the Company’s operation and increased its operating costs, and the conclusion of costly litigation.

Borrowings

Other sources of funds for the Company include short-term repurchase agreements and Federal Home Loan Bank borrowings. Information concerning borrowings is included in Note 7 and Note 8 in the Notes to the Consolidated Financial Statements.

Liquidity and Capital Resources

Effective liquidity management involves ensuring that the cash flow requirements of depositors and borrowers, as well as the operating needs of the Company, are met. Funds are available through the operation of BNB’s branch banking network that gathers demand and retail time deposits. BNB also acquires funds through repurchase agreements, overnight federal funds, and FHLB advances that provide additional sources of liquidity. Total deposits increased $4.8 million from the end of 2002 to 2003. Average deposits decreased $1.3 million during 2003 compared to 2002. As a consequence of low interest rates, loan refinance activity, calls on investment securities and investment sales, the Company had a relatively large liquidity position throughout 2003 and 2002. Liquidity may be impacted by the ability of the Company to generate future earnings.

The Bank also has lines of credit with various correspondent banks totaling $4,100,000 that may be used as an alternative funding source; none of these lines were drawn upon at December 31, 2003. The Bank has an unused credit line with the Federal Home Loan Bank for $20 million. All borrowings at the Federal Home Loan Bank are subject to eligible collateral requirements.

The main source of liquidity for the parent company is dividends from the Bank. At December 31, 2003, the parent had cash and marketable securities with an estimated fair value of $1.3 million. The parent company does not have any debt to third parties. Management believes sufficient liquidity is currently available to meet estimated short-term and long-term funding needs for the Bank and the parent company.

At December 31, 2003, the Company had various contractual obligations and commitments to extend credit that require liquid resources. These obligations and commitments are summarized in the following tables.

Contractual Obligations

	Payments Due by Period
(Expressed in thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term borrowings	$25,269	$517	$1,037	$22,089	$1,626
Operating leases	505	151	233	121	—

Total contractual cash obligations	$25,774	$668	$1,270	$22,210	$1,626

Other Commercial Commitments

		Amount of Commitment Expiration Per Period
(Expressed in thousands)	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Lines of credit	$10,636	$9,913	$708	$15	$—
Residential lines of credit	6,648	6,648	—	—	—
Residential construction commitments	1,918	1,918	—	—	—
Standby letters of credit	166	166	—	—	—
Other commercial commitments	6,252	6,252	—	—	—

Total commercial commitments	$25,620	$24,897	$708	$15	$—

There are no recommendations by the Company or Bank’s regulatory authorities, which, if implemented, would have a material effect on liquidity, capital resources, or operations.

At December 31, 2003, shareholders’ equity was $35.5 million compared to $34.8 million at December 31, 2002. The increase in capital occurred principally due to earnings retained by the Company. The change in the market value of securities available for sale, net of the related tax effect, also affects shareholders’ equity and is included as accumulated other comprehensive income.

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

The following table shows several capital and liquidity ratios for the Company for the last two years:

December 31	2003	2002
Average shareholders’ equity to:
Average assets	12.0%	10.6%
Average deposits	15.2%	13.1%
Average loans and leases	25.2%	25.1%
Risk-based capital ratio:
Tier 1	15.4%	16.2%
Total	16.7%	17.5%
Tier 1 leverage ratio	10.1%	9.7%

The Bank’s capital ratios are detailed in Note 19 of the Notes to the Consolidated Statements in the Company’s financial statements beginning on page F-1.

Dividends

During 2003, the Company resumed dividend payments, and details of the payout ratios are depicted in the following table. No dividends were paid during 2002 or 2001.

2003
Total dividends declared as a percentage of net income	52.0%
Common dividends declared as a percentage of earnings per common share	52.0%

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

ITEM 7A–QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Based on the earnings simulation model, changes in net interest income were projected as follows given a parallel shift in the yield curve:

One-Year Net Interest Income
Simulation Projection	2003	2002
Down 100 basis points	-8.9%	-7.0%
Up 100 basis points	7.4%	4.8%
Up 200 basis points	8.3%	7.3%
Up 300 basis points	14.4%	10.3%

Due to the current low interest rate environment, a decline of 200 basis points is not presented.

The net present value estimation (“NPV”) measure is used for discerning levels of risk present in the balance sheet that might not be taken into account in the earnings simulation model due to the shorter time horizon used by that model. The NPV of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted value of liability cash flows. The NPV measure also assumes a static balance sheet, versus the growth assumptions that are incorporated into the earnings simulation measure and an unlimited time horizon instead of the one-year horizon applied in the earnings simulation. As with earnings simulation modeling, assumptions about the timing and variability of balance sheet cash flows are important to NPV analysis. The estimated decline in the present value of equity as a percentage of the total market value of equity at December 31, 2003 would be 5.6% given a 300 basis point increase in interest rates.

ITEM 8–FINANCIAL STATEMENTS & SUPPLEMENTARY DATA

The Consolidated Financial Statements are set forth beginning on page F-1. Quarterly financial data is presented in Note 25.

ITEM 9–CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with the Company’s external auditors on accounting and financial disclosure.

ITEM 9A.–CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this annual report, that the Company’s disclosure controls and procedures are effective for the timely recording, processing, summarizing and reporting of the information required to be disclosed in reports filed under the Securities and Exchange Act of 1934.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this section will be included in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2004. Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this section will be included in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2004. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this section, including the equity compensation plan information of Item 201(d) of Regulation S-K, will be included in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2004. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this section will be included in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2004. Such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services is set forth under the caption “Proposal No. 2: Selection of Auditors” in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2004. Such information is incorporated herein by reference.

PART IV

ITEM 15–EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1. Financial Statements as listed on page 25

2. Financial Statement Schedules as listed on page 25

3. Exhibits as listed on page E-1

(b)	Reports on Form 8-K.

On November 4, 2003, Belmont Bancorp. furnished a current report on Form 8-K under Item 12 of Form 8-K reporting the issuance of a press release on October 30, 2003, announcing earnings for the three month period ending September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2004.

By	/s/ WILBUR R. ROAT	BELMONT BANCORP. (Registrant)

Wilbur R. Roat
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ WILBUR R. ROAT	Director, President & Chief Executive Officer	3/15/04

/s/ DAVID B. KELLEY	Senior Vice President and Director	3/15/04

/s/ JANE R. MARSH	Chief Financial Officer and Secretary	3/15/04

/s/ JAY A. BECK	Director	3/15/04

/s/ DAVID R. GIFFIN	Chairman of the Board and Director	3/15/04

/s/ JOHN H. GOODMAN, II	Director	3/15/04

/s/ TERRENCE A. LEE	Director	3/15/04

/s/ JAMES R. MILLER	Director	3/15/04

/s/ TILLIO P. PETROZZI	Director	3/15/04

/s/ BRIAN L. SCHAMBACH	Director	3/15/04

/s/ KEITH A. SOMMER	Director	3/15/04

/s/ CHARLES A. WILSON, JR.	Director	3/15/04

Belmont Bancorp. and Subsidiaries
Consolidated Balance Sheets ($000’s except share and per share amounts)

	December 31,
Assets	2003	2002
Cash and due from banks	$10,722	$9,316
Interest-bearing deposits in other banks	14	124
Federal funds sold	2,300	13,600

Cash and cash equivalents	13,036	23,040
Loans held for sale	255	786
Securities available for sale at fair value	112,145	118,823
Securities held to maturity (estimated fair value of $273 in 2003)	250	—
Federal Home Loan Bank stock, at cost	3,594	3,454
Federal Reserve Bank stock, at cost	517	517
Loans	157,528	130,759
Less allowance for loan losses	(3,300)	(4,287)

Net loans	154,228	126,472
Premises and equipment, net	6,111	6,177
Deferred federal tax assets	4,538	5,207
Cash surrender value of life insurance	1,339	1,275
Accrued income receivable	1,366	1,600
Other assets	2,096	2,117

Total assets	$299,475	$289,468

Liabilities and Shareholders’ Equity
Liabilities
Non-interest bearing deposits:
Demand	$30,632	$28,721
Interest-bearing deposits:
Demand	30,357	28,800
Savings	100,034	94,346
Time	74,016	78,376

Total deposits	235,039	230,243
Securities sold under repurchase agreements	1,403	1,307
Federal Home Loan Bank advances	25,269	21,050
Accrued interest on deposits and other borrowings	312	377
Other liabilities	1,930	1,734

Total liabilities	263,953	254,711

Shareholders’ Equity
Preferred stock - authorized 90,000 shares with no par value; no shares issued or outstanding	—	—
Common stock - $0.25 par value, 17,800,000 shares authorized; 11,153,195 shares issued	2,788	2,788
Additional paid-in capital	17,556	17,539
Retained earnings	15,285	13,961
Treasury stock at cost (44,292 shares at 12/31/03 and 44,792 shares at 12/31/02)	(997)	(1,009)
Accumulated other comprehensive income	890	1,478

Total shareholders’ equity	35,522	34,757

Total liabilities and shareholders’ equity	$299,475	$289,468

The accompanying notes are an integral part of the financial statements.

Belmont Bancorp. and Subsidiaries
Consolidated Statements of Income For the Years Ended December 31, 2003, 2002 and 2001 ($000’s except per share data)

Interest and Dividend Income	2003	2002	2001
Loans:
Taxable	$9,128	$8,750	$10,340
Tax-exempt	148	175	205
Securities:
Taxable	4,567	5,017	4,822
Tax-exempt	105	867	1,879
Dividends	177	193	251
Interest on federal funds sold	111	275	634

Total interest and dividend income	14,236	15,277	18,131

Interest Expense
Deposits	4,022	5,414	8,773
Other borrowings	1,031	946	1,037

Total interest expense	5,053	6,360	9,810

Net interest income	9,183	8,917	8,321
Provision (Benefit) for Loan Losses	(1,350)	(1,029)	(600)

Net interest income after provision (benefit) for loan losses	10,533	9,946	8,921

Noninterest Income
Trust fees	547	477	593
Service charges on deposits	1,407	918	918
Legal settlements	—	6,311	—
Mortgage servicing fees	180	159	122
Other operating income	647	530	695
Securities gains (losses)	348	27	(120)
Gains on sale of loans and loans held for sale	492	278	281

Total noninterest income	3,621	8,700	2,489

Noninterest Expense
Salary and employee benefits	5,217	4,869	4,565
Net occupancy expense	899	882	900
Equipment expense	805	909	907
Legal fees	140	1,057	2,836
Legal settlements expense	103	635	139
Other operating expenses	3,205	3,487	3,343

Total noninterest expense	10,369	11,839	12,690

Income (loss) before income taxes	3,785	6,807	(1,280)
Income Tax Expense (Benefit)	1,007	810	(865)

Net income (Loss)	$2,778	$5,997	$(415)

Basic and Diluted Earnings (Loss) Per Common Share	$0.25	$0.54	$(0.04)

The accompanying notes are an integral part of the financial statements.

Belmont Bancorp. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity For the Years Ended December 31, 2003, 2002 and 2001 ($000’s except share and per share data)

	Total	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Compre- hensive Income (Loss)	Compre- hensive Income
Balance, January 1, 2001	$25,602	—	$2,788	$17,414	$8,515	$(1,170)	$(1,945)
Comprehensive income
Net loss	(415)				(415)			$(415)
Other comprehensive income, net of tax
Unrealized gain on securities, net of reclassification adjustment	567						567	567

Comprehensive income								$152

Common stock options granted	92		—	92	—	—	—

Balance, December 31, 2001	25,846	—	2,788	17,506	8,100	(1,170)	(1,378)
Comprehensive income
Net income	5,997				5,997			$5,997
Other comprehensive income, net of tax
Unrealized gain on securities, net of reclassification adjustment	2,856						2,856	2,856

Comprehensive income								$8,853

Stock options exercised (7,000 shares)	25				(136)	161
Common stock options granted	33		—	33	—	—	—

Balance, December 31, 2002	34,757	—	2,788	17,539	13,961	(1,009)	1,478
Comprehensive income
Net income	2,778				2,778			$2,778
Cash dividends ($0.13 per share)	(1,444)				(1,444)
Other comprehensive income, net of tax
Unrealized gain (loss) on securities, net of reclassification adjustment	(588)						(588)	(588)

Comprehensive income								$2,190

Stock options exercised (500 shares)	2				(10)	12
Common stock options granted	17		—	17	—	—	—

Balance, December 31, 2003	$35,522	—	$2,788	$17,556	$15,285	$(997)	$890

The accompanying notes are an integral part of the financial statements.

Belmont Bancorp. and Subsidiaries
Consolidated Statements of Cash Flows For the Years Ended December 31, 2003, 2002 and 2001 ($000’s)

	2003	2002	2001
Operating Activities
Net income (loss)	$2,778	$5,997	$(415)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Provision (benefit) for loan losses	(1,350)	(1,029)	(600)
Depreciation and amortization expense	559	646	687
Amortization of investment security premiums	1,634	1,584	997
Accretion of investment security discounts	(24)	(182)	(411)
Amortization and impairment of mortgage servicing rights	155	271	147
Securities (gains) losses	(348)	(27)	120
Common stock options granted/vested	17	33	92
Deferred taxes	972	1,322	(944)
Federal Home Loan Bank stock dividends	(140)	(155)	(213)
Loss on disposal of fixed assets	2	5	5
Gain on sale of loans and loans held for sale	(492)	(278)	(281)
(Gain) loss on sale of other real estate owned	37	5	(11)
Changes in:
Interest receivable	234	(59)	117
Interest payable	(65)	(275)	(168)
Loans held for sale	532	(252)	(534)
Others, net	289	(897)	740

Cash from operating activities	4,790	6,709	(672)

Investing Activities
Proceeds from:
Maturities and calls of securities	15,498	16,846	9,203
Sale of securities available for sale	5,960	33,015	15,074
Principal collected on mortgage-backed securities	28,230	26,054	29,195
Sale of loans from portfolio	—	336	—
Redemption of life insurance contracts	—	—	3,431
Sales of other real estate owned	1,033	240	989
Sales of premises and equipment	—	—	15
Purchases of:
Mortgage-backed securities available for sale	(37,615)	(15,864)	(16,413)
Other securities available for sale	(7,549)	(54,187)	(52,560)
Securities held to maturity	(250)	—	—
Loans	(3,193)	(1,400)	—
Premises and equipment	(495)	(296)	(447)
Changes in:
Loans, net	(24,082)	(14,092)	12,129

Cash from investing activities	(22,463)	(9,348)	616

Financing Activities
Proceeds from:
Advances of long-term debt	4,235	1,050	—
Exercise of stock options	2	25	—
Payments on Federal Home Loan Bank advances	(16)	—	—
Dividends paid on common stock	(1,444)	—	—
Changes in:
Deposits	4,796	(8,243)	6,800
Repurchase agreements	96	660	(557)

Cash from financing activities	7,669	(6,508)	6,243

Increase (Decrease) in Cash and Cash Equivalents	(10,004)	(9,147)	6,187
Cash and Cash Equivalents, Beginning of Year	23,040	32,187	26,000

Cash and Cash Equivalents, End of Year	$13,036	$23,040	$32,187

The accompanying notes are an integral part of the financial statements.

Belmont Bancorp. and Subsidiaries
Notes to the Consolidated Financial Statements For the Years Ended December 31, 2003, 2002 and 2001

1. Summary of Significant Accounting Policies

The accounting and reporting policies and practices of Belmont Bancorp. (the “Company”) and its subsidiaries are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. The more significant of these policies and practices are summarized below.

Nature of Operations: Belmont Bancorp. provides a variety of banking services to individuals and businesses through the branch network of its wholly-owned subsidiary, Belmont National Bank (BNB). BNB operates twelve full-service banking facilities located in Belmont, Harrison, and Tuscarawas Counties in Ohio, and Wheeling, West Virginia. BNB operates a loan production office in Washington County, Pennsylvania. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, commercial real estate, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Other financial instruments, which potentially represent concentrations of credit risk, include deposit accounts in other financial institutions and federal funds sold.

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

Securities Held to Maturity: These securities are purchased with the original intent and ability to hold to maturity. Events which may be reasonably anticipated are considered when determining the Company’s intent and ability to hold to maturity. Securities meeting such criteria at the date of purchase and as of the balance sheet date are carried at cost, adjusted for amortization of premiums and accretion of discounts.

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

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Consumer loans are typically charged off no later than 180 days past due. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

Loans Held for Sale: Residential mortgage loans which management does not intend to hold to maturity or for which sales are pending are reported as loans held for sale. Such loans are carried at the lower of aggregate cost or fair value.

Income Recognition: Income earned by the Company and its subsidiaries is recognized principally on the accrual basis of accounting. Certain fees, principally service, are recognized as income when billed. The Company suspends the accrual of interest on loans when, in management’s opinion, the collection of all or a portion of interest has become doubtful. Generally, when a loan is placed on nonaccrual, the Company charges all previously accrued and unpaid interest against income. In future periods, interest will be included in income to the extent received only if complete principal recovery is reasonably assured.

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

Belmont Bancorp. and Subsidiaries
Notes to the Consolidated Financial Statements For the Years Ended December 31, 2003, 2002 and 2001

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

The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Because of uncertainties inherent in the estimation process, management’s estimate of credit losses inherent in the loan portfolio and the related allowance may change in the near term. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost, less accumulated depreciation and amortization. Provisions for depreciation and amortization are computed generally using the straight line method over the estimated useful lives of the assets. Leasehold improvements are amortized on the straight line basis over the lease period.

When units of property are disposed, the premises and equipment accounts are relieved of the cost and the accumulated depreciation related to such units. Any resulting gains or losses are credited to or charged against income. Costs of repairs and maintenance are charged to expense as incurred. Major renewals and betterments are capitalized at cost.

Bank Owned Life Insurance: Life insurance is recorded at its cash surrender value, or the amount that can be realized upon redemption.

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

Financial Instruments: Financial instruments include off-balance sheet credit instruments, such as commitments to make loans to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. Instruments, such as standby letters of credit, that are considered financial guarantees in accordance with FASB Interpretation No. 45 are recorded at fair value.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the holding company or by the holding company to shareholders. See Note 15 for more specific disclosures related to dividend restrictions.

Belmont Bancorp. and Subsidiaries
Notes to the Consolidated Financial Statements For the Years Ended December 31, 2003, 2002 and 2001

1. Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

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

Stock Compensation: Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income for options granted with an exercise price equal to or greater than the market price of the underlying common stock at date of grant. Compensation expense is reflected in net income for certain options granted with an exercise price below the market price of the underlying common stock at the date of the grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

(Expressed in thousands except per share amounts)	2003	2002	2001
Net income as reported	$2,778	$5,997	$(415)
Add: Expense, net of tax, included in net income for options granted below fair value	12	21	61
Deduct: Stock-based compensation expense determined under fair value based method	(165)	(106)	(116)

Pro forma net income	$2,625	$5,912	$(470)

Basic earnings per share as reported	$0.25	$0.54	$(0.04)
Pro forma basic earnings per share	0.24	0.53	(0.04)
Diluted earnings per share as reported	0.25	0.54	(0.04)
Pro forma diluted earnings per share	0.23	0.53	(0.04)

The pro forma effects are computed using the Black-Scholes option pricing model, using the following weighted-average assumptions as of the grant date.

	2003	2002	2001
Risk-free interest rate	3.60%	3.70%	5.16%
Expected option life	7 years	7 years	7 years
Expected stock price volatility	55%	55%	55%
Dividend yield	1.99%	0%	0%

Reclassifications: Certain prior year amounts may have been reclassified to conform with the current year presentation.

Adoption of New Accounting Standards: During 2003, the Company adopted FASB Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, FASB Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, FASB Statement 132 (revised 2003), Employers Disclosures about Pensions and Other Postretirement Benefits, FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, and FASB Interpretation 46, Consolidation of Variable Interest Entities. Adoption of the new standards did not materially affect the Company’s operating results or financial condition.

2. Securities

The estimated fair value of securities available for sale at December 31 are summarized as follows:

	December 31, 2003
(Expressed in thousands)	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$22,688	$291	$(4)
Tax-exempt obligations of states and political subdivisions	1,788	152	—
Taxable obligations of states and political subdivisions	19,426	539	—
Mortgage-backed securities	41,521	670	(249)
Collateralized mortgage obligations	13,247	237	(51)
Corporate debt	9,949	161	(431)
Asset-backed securities	466	2	—

Total debt securities	109,085	2,052	(735)
Marketable equity securities	3,060	49	(18)

Total available for sale	$112,145	$2,101	$(753)

Belmont Bancorp. and Subsidiaries
Notes to the Consolidated Financial Statements For the Years Ended December 31, 2003, 2002 and 2001

2. Securities (continued)

	December 31, 2002
(Expressed in thousands)	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$33,004	$609	$(6)
Tax-exempt obligations of states and political subdivisions	3,596	181	(54)
Taxable obligations of states and political subdivisions	20,042	642	—
Mortgage-backed securities	36,002	870	(116)
Collateralized mortgage obligations	9,806	368	(1)
Corporate debt	13,011	243	(666)
Asset-backed securities	1,017	17	—

Total debt securities	116,478	2,930	(843)
Marketable equity securities	2,345	152	—

Total available for sale	$118,823	$3,082	$(843)

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity are summarized as follows:

	December 31, 2003
(Expressed in thousands)	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt	$250	$23	$—	$273

No securities were classified as held to maturity at December 31, 2002.

The estimated fair value of securities at December 31, 2003, by contractual maturity, are depicted in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are listed separately.

	Held to Maturity		Available for Sale Fair Value
(Expressed in thousands)	Carrying Amount	Fair Value
Due in one year or less	—	—	$13,821
Due from one to five years	—	—	35,633
Due after five to ten years	—	—	1,220
Due after ten years	$250	$273	3,177
Mortgage-backed securities	—	—	41,521
Collateralized mortgage obligations	—	—	13,247
Asset-backed securities	—	—	466
Marketable equity securities	—	—	3,060

Total	$250	$273	$112,145

Sales and write-downs of securities resulted in the following:

(Expressed in thousands)	2003	2002	2001
Proceeds from sales	$5,960	$33,015	$15,074
Gross gains	348	360	86
Gross losses	—	(335)	(93)
Realized losses on market declines	—	—	(113)
Gains on securities called	—	2	—

Securities carried at $15,905,000 at year-end 2003 and $15,534,000 at year-end 2002 were pledged to secure United States Government and other public funds, and for other purposes as required or permitted by law. Certain other securities were pledged to secure Federal Home Loan Bank advances as disclosed below under the caption “Federal Home Loan Bank Advances and Other Debt.”

At year-end 2003 and 2002, there were no holdings of securities of any one issuer, other than stock issued by the Federal Home Loan Bank of Cincinnati and securities issued by the U.S. Government corporations and agencies, in an amount greater than 10% of shareholders’ equity.

Securities with unrealized losses at year-end 2003 not recognized in income are as follows:

	Less than 12 Months		12 Months or More		Total
Expressed in thousands	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$1,170	$(4)	—	—	$1,170	$(4)
Mortgage-backed securities	13,177	(174)	$3,383	$(75)	16,560	(249)
Collateralized mortgage obligations	7,176	(51)	—	—	7,176	(51)
Corporate debt	556	(9)	2,661	(422)	3,217	(431)
Marketable equity securities	2,982	(18)	—	—	2,982	(18)

Total temporarily impaired	$25,061	$(256)	$6,044	$(497)	$31,105	$(753)

Unrealized losses on corporate debt have not been recognized into income because management has the intent and ability to hold the securities for the forseeable future and believes the issuers have the ability to repay their obligations upon maturity. These issues consist of trust preferred securities that generally trade infrequently. The lack of a liquid market affects the quoted fair value for the issues, but the fundamentals behind the securities are sound.

Belmont Bancorp. and Subsidiaries
Notes to the Consolidated Financial Statements For the Years Ended December 31, 2003, 2002 and 2001

3. Loans and Allowance for Loan Losses

Loans outstanding at December 31 are as follows:

(Expressed in thousands)	2003	2002
Real estate-construction	$5,679	$3,856
Real estate-mortgage	57,213	49,536
Real estate-secured by nonfarm, nonresidential property	65,380	47,698
Commercial, financial and agricultural	24,018	24,057
Obligations of political subdivisions in the U.S.	2,236	2,505
Installment and credit card loans to individuals	3,002	3,107

Loans receivable	$157,528	$130,759

Non-accruing loans amounted to $1,808,000 at December 31, 2003, and $3,171,000 at December 31, 2002. The after-tax effect of the interest that would have been accrued on these loans was $51,000 in 2003 and $269,000 in 2002. Loans past due 90 days and still accruing interest were $3,000 at December 31, 2003, and $32,000 at December 31, 2002.

Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category. At December 31, impaired loans were as follows:

(Expressed in thousands)	2003	2002	2001
Impaired loans with no allocated allowance for loan losses	$110	$134	$124
Impaired loans with allocated allowance for loan losses	1,912	3,223	5,822

Total	$2,022	$3,357	$5,946

Amount of the allowance for loan losses allocated	$524	$1,022	$1,115
Average impaired loans	$2,900	$4,858	$7,429
Interest income recognized during impairment	$—	$122	$4
Cash-basis interest income recognized	$—	$122	$4

Activity in the allowance for loan losses is summarized as follows:

(Expressed in thousands)	2003	2002	2001
Balance at beginning of year	$4,287	$5,310	$7,667
Provision (benefit) for loan losses	(1,350)	(1,029)	(600)
Recoveries on loans previously charged-off	1,258	353	617
Loans charged-off	(895)	(347)	(2,374)

Balance at end of year	$3,300	$4,287	$5,310

4. Secondary Mortgage Market Activities

Mortgage loans serviced for others are not reported as assets. The principal balances of these loans at year-end are as follows:

(Expressed in thousands)	2003	2002
Mortgage loan portfolio serviced for:
FHLMC	$72,604	$65,887

Activity for capitalized mortgage servicing rights and the related valuation allowance was as follows:

(Expressed in thousands)	2003	2002	2001
Servicing rights:
Beginning of the period	$418	$414	$320
Additions	220	166	241
Amortized to expense	(205)	(162)	(147)

End of period balance	$433	$418	$414

Valuation allowance:
Beginning of year	$109	$—	$—
Additions expensed	—	109	—
Reductions credited to expense	(50)	—	—

End of period balance	$59	$109	$—

5. Premises and Equipment

Premises and equipment at December 31 are as follows:

(Expressed in thousands)	2003	2002	Original Useful Life Years
Land and land improvements	$1,221	$1,198
Buildings	5,975	5,894	30-50
Furniture, fixtures and equipment	4,934	4,582	5-12
Leasehold improvements	410	408	5-20

Total	12,540	12,082
Less accumulated depreciation and amortization	6,429	5,905

Premises and equipment, net	$6,111	$6,177

Charges to operations for depreciation and amortization were $559,000 in 2003, $646,000 in 2002, and $687,000 for 2001.

6. Deposits

At December 31, 2003, the aggregate maturities of time deposits are summarized as follows:

(Expressed in thousands)
2004	$43,113
2005	12,584
2006	4,731
2007	6,681
2008	6,464
Thereafter	443

Total	$74,016

A maturity distribution of time certificates of deposit of $100,000 or more follows:

(Expressed in thousands)	2003	2002
Due in three months or less	$2,405	$2,485
Due after three months through six months	698	825
Due after six months through twelve months	6,029	1,485
Due after one year through five years	5,026	3,812
Due after five years	—	1,578

Total	$14,158	$10,185

Belmont Bancorp. and Subsidiaries
Notes to the Consolidated Financial Statements For the Years Ended December 31, 2003, 2002 and 2001

7. Securities Sold Under Repurchase Agreements

Securities sold under agreements to repurchase represent overnight borrowings. For all repurchase agreements, the securities underlying the agreements were under the subsidiary bank’s control. Information related to these borrowings is summarized below:

(Expressed in thousands)	2003	2002
Balance at year-end	$1,403	$1,307
Average during the year	$1,198	$1,367
Maximum month-end balance	$1,611	$1,559
Weighted average rate during the year	0.80%	0.99%
Weighted average rate at December 31	0.79%	0.79%

8. Federal Home Loan Bank Advances and Other Debt

The Company uses both short and long-term borrowings to meet its liquidity and funding needs consisting primarily of advances from the Federal Home Loan Bank (FHLB) and federal funds purchased. All FHLB advances, including short and long-term borrowings, are secured by collateral consisting of a blanket pledge of residential mortgage loans, securities, and shares of stock of the FHLB. The carrying value of residential mortgage loans available as collateral for FHLB advances was $43,757,000 at year-end 2003 and $10,115,000 at year-end 2002. The carrying value of FHLB stock and securities that secure the FHLB debt was $23,487,000 at year-end 2003 and $19,624,000 at year-end 2002. FHLB advances are made under agreements that allow for maximum borrowings of $45 million subject to collateral requirements. Advances can be made at fixed or variable rates of interest. The Company also has a $4.1 million unsecured line of credit with a correspondent bank to purchase overnight federal funds.

Borrowings include two $10 million advances from the FHLB with fixed rates of 4.78% and 4.53%. Every three months, the FHLB has the option to convert the advances to a floating rate based on the 3 month LIBOR rate. If this option is exercised by the FHLB, the Bank may prepay the advance without penalty in full or in part. The advances mature in 2008.

The Bank has an amortizing advance in the amount of $1,034,000 at December 31, 2003, with a fixed rate of 4.654% and a balloon payment due in 2017.

Additional fixed rate FHLB advances with the entire principal balance due at maturity are summarized as follows:

(Expressed in thousands)	2003	2002
Maturities September 2004 through July 2010, fixed rates ranging from 1.60% to 4.29%, averaging 3.15%	$4,235	$—

Required principal payments on all debt over the next five years are:

(Expressed in thousands)
2004	$517
2005	518
2006	519
2007	1,044
2008	21,045
Thereafter	1,626

$25,269

9. Income Tax

The components of income taxes are as follows:

(Expressed in thousands)	2003	2002	2001
Current payable (refundable)	$35	$(512)	$79
Deferred	972	2,322	(944)
Change in valuation allowance	—	(1,000)	—

Income tax expense (benefit)	$1,007	$810	$(865)

The following temporary differences gave rise to the net deferred tax asset at December 31, 2003 and 2002:

(Expressed in thousands)	2003	2002
Deferred tax assets:
Interest on non-accrual loans	$26	$27
Deferred compensation liability for employees’ future benefits	67	69
Goodwill	204	259
Other deferred tax assets	210	211
Net operating loss carryforward	5,017	5,399
Tax credit carryforwards	1,497	1,294

Total deferred tax assets	7,021	7,259

Deferred tax liabilities:
Federal Home Loan Bank stock dividends	(719)	(672)
Allowance for loan losses	(690)	(28)
Unrealized gains on investments	(458)	(761)
Other deferred tax liabilities	(616)	(591)

Total deferred tax liabilities	(2,483)	(2,052)

Net deferred tax asset	$4,538	$5,207

Included in the tax assets above are significant balances related to tax loss carryforwards and tax credits. Management believes that these items will be used prior to their expiration. This is based on management’s estimates regarding earnings in future periods.

Belmont Bancorp. and Subsidiaries
Notes to the Consolidated Financial Statements For the Years Ended December 31, 2003, 2002 and 2001

9. Income Tax (continued)

A reconciliation between the amount of reported income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

	2003		2002		2001
(Expressed in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Tax at statutory rate	$1,287	34.0%	$2,314	34.0%	$(435)	-34.0%
Tax exempt interest in investments and loans	(81)	-2.1%	(317)	-4.7%	(602)	-47.0%
Tax credits	(203)	-5.4%	(178)	-2.6%	(210)	-16.5%
Earnings on life insurance policies	(22)	-1.0%	—	0.0%	191	14.9%
Others, net	26	1.1%	(9)	-0.1%	191	14.9%
Change in valuation allowance	—	0.0%	(1,000)	-14.7%	—	0.0%

Actual tax expense (benefit)	$1,007	26.6%	$810	11.9%	$(865)	-67.7%

During 1998 and 1999, the Company generated taxable losses aggregating approximately $22,063,000 which were carried back to prior years. The taxable income in all open taxable years has been eliminated and the remaining net operating loss is being carried forward. During 2001, the Company generated additional taxable losses of $4,963,000 which increased the net operating loss carryforward. The total carryforward at December 31, 2003 of $14,757,000 expires $5,036,000 in 2019, $4,758,000 in 2020 and $4,963,000 in 2021. The Company also has a low income housing credit carryforward of $988,000 and a historic tax credit carryforward of $484,000. The low income housing credit expires in varying amounts from 2017 through 2022. The historic credit expires in 2012.

The expense (benefit) related to securities gains and losses were $118,000 for year-end 2003, $9,000 for year-end 2002, and ($41,000) for year-end 2001.

10. Employee Benefit Plans

The Company has a profit-sharing retirement plan which includes all full-time employees who have reached the age of eighteen. Each participant can elect to contribute to the plan an amount not to exceed the limits as determined by the Internal Revenue Service. The plan provides for an employer matching contribution equal to 50% of the first 4% of the participant’s elective contribution. In addition to the matching contribution, the plan provides for a discretionary contribution to be determined by the Bank’s Board of Directors.

Total profit-sharing expense was $189,000 for 2003, $199,000 for 2002, and $48,000 for 2001. Profit-sharing expense for 2002 included a $40,000 payment to the 401(k) account of a former executive officer as part of a legal settlement.

In addition to providing the profit-sharing plan, the Company sponsors two defined benefit post-retirement plans that cover both salaried and non-salaried employees. Employees must be fifty-five years old and have ten years of service to qualify for the plans. One plan provides medical and dental benefits, and the other provides life insurance benefits. The post-retirement health care plan is contributory, with retiree contributions adjusted annually; the life insurance plan is noncontributory. The expense under the plans was not material in each of the years ending 2003, 2002 and 2001. The liability for the plans was $132,000 at December 31, 2003 and December 31, 2002.

11. Leases

The Company utilizes certain bank premises and equipment under long-term leases expiring at various dates. In certain cases, these leases contain renewal options and generally provide that the Company will pay for insurance, taxes and maintenance.

As of December 31, 2003, the future minimum rental payments required under noncancelable operating leases with initial terms in excess of one year were as follows:

(Expressed in thousands)	Operating Leases
Year ending December 31,
2004	$151
2005	140
2006	93
2007	74
2008	47

Total minimum lease payments	$505

Rental expense under operating leases approximated $139,000 in 2003, $124,000 in 2002, and $122,000 in 2001.

12. Related Party Transactions

Certain directors and executive officers and their associates were customers of, and had other transactions with, the subsidiary bank in the ordinary course of business in 2003 and 2002.

The following is an analysis of loan activity to directors, executive officers, and their associates:

(Expressed in thousands)	2003
Balance previously reported	$839
New loans during the year	388

Total	1,227
Less repayments during the year	(468)

Balance, December 31	$759

Related party deposits totaled $2,240,000 at December 31, 2003 and $1,123,000 at December 31, 2002.

Belmont Bancorp. and Subsidiaries
Notes to the Consolidated Financial Statements For the Years Ended December 31, 2003, 2002 and 2001

13. Loan Commitments and Other Related Activities

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year-end.

	2003		2002
(Expressed in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$2,215	$4,037	$523	$184
Unused lines of credit	2,065	17,137	2,367	11,430

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 5.00% to 5.99% and maturities ranging from 3 years to 5 years.

The contractual amount of standby letters of credit totaled $166,000 at year-end 2003 and $580,000 at year-end 2002. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. All of the standby letters of credit expire in 2004. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The fair value of these guarantees is not material.

14. Concentrations of Credit Risk

The subsidiary bank extends commercial, consumer, and real estate loans to customers primarily located in Belmont, Harrison, Jefferson, and Tuscarawas Counties in Ohio, Washington County in Pennsylvania, and Ohio and Marshall Counties in West Virginia. While the loan portfolios are diversified, the ability of the borrowers to meet their contractual obligations partially depends upon the general economic condition of Southeastern Ohio and the Northern Panhandle of West Virginia.

The subsidiary bank measures concentration of credit based on categorizing loans by the Standard Industry Classification codes. Loans and commitments equal to or exceeding 25% of Tier 1 capital are considered concentrations of credit. At year-end, the bank had concentrations of credit in the following industries:

	(Expressed in thousands)
Industry	2003	2002
Real estate - operators of nonresidential buildings:
Loan balance and available credit	$13,588	$11,521
Percent of Tier 1 capital	47.9%	44.3%
Real estate - apartment buildings:
Loan balance and available credit	$9,281	$4,049
Percent of Tier 1 capital	32.7%	15.6%
Services - motel, hotel:
Loan balance and available credit	$7,653	$4,248
Percent of Tier 1 capital	27.0%	16.3%

15. Limitations on Dividends

The approval of the Comptroller of the Currency is required to pay dividends if the total of all dividends declared by a national bank in any calendar year exceeds the total of its retained net profits for the current year plus the two preceding years. Under this formula, the Bank can declare dividends in 2004 without the approval of the Comptroller of the Currency of approximately $6,522,000 plus an additional amount equal to the Bank’s net profit for 2004 up to the date of any such dividend declaration. Dividends from the subsidiary bank are the primary source of funds to pay dividends to the shareholders of Belmont Bancorp.

16. Other Operating Expenses

Other operating expenses include the following:

(Expressed in thousands)	2003	2002	2001
Taxes other than payroll and real estate	$324	$197	$226
Supplies and printing	207	206	200
Insurance, including federal deposit insurance	184	586	590
Amortization of intangibles	155	271	147
Consulting expense	165	124	232
Examinations and audits	362	458	446
Advertising	208	227	220
Directors’ fees	180	—	—
Other (individually less than 1% of total income)	1,420	1,418	1,282

Total	$3,205	$3,487	$3,343

17. Restrictions on Cash

The subsidiary bank is required to maintain a reserve balance with the Federal Reserve Bank. The amount of the reserve requirement at year-end 2003 was $3,133,000 and at year-end 2002 was $3,043,000.

Belmont Bancorp. and Subsidiaries
Notes to the Consolidated Financial Statements For the Years Ended December 31, 2003, 2002 and 2001

18. Cash Flows Information

The Company’s policy is to include cash on hand and amounts due from banks in the definition of cash and cash equivalents.

Cash payments for interest and federal income taxes and cash receipts for federal tax refunds were as follows:

(Expressed in thousands)	2003	2002	2001
Cash payments for interest	$5,118	$6,635	$9,978
Cash payments for income taxes	35	—	—
Federal tax refund	—	510	—

Non-cash transfers to other real estate were $1,140,000 in 2003, $220,000 in 2002, and $316,000 in 2001.

19. Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2003 and 2002, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts and ratios are presented below at year-end.

	Actual		Minimum Required For Capital Adequacy Purposes
(Expressed in thousands)	Amount	Ratio	Amount	Ratio
As of December 31, 2003:
Total risk based capital to risk weighted assets:
Consolidated	$31,893	16.7%	$15,301	8.0%
Bank	30,794	15.9%	15,504	8.0%
Tier I capital to risk weighted assets:
Consolidated	29,491	15.4%	7,650	4.0%
Bank	28,361	14.6%	7,752	4.0%
Tier I leverage ratio:
Consolidated	29,491	10.1%	11,732	4.0%
Bank	28,361	9.7%	11,713	4.0%

	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(Expressed in thousands)	Amount	Ratio
As of December 31, 2003:
Total risk based capital to risk weighted assets:
Consolidated	$19,126	10.0%
Bank	19,380	10.0%
Tier I capital to risk weighted assets:
Consolidated	11,475	6.0%
Bank	11,628	6.0%
Tier I leverage ratio:
Consolidated	14,665	5.0%
Bank	14,641	5.0%

	Actual		Minimum Required For Capital Adequacy Purposes
(Expressed in thousands)	Amount	Ratio	Amount	Ratio
As of December 31, 2002:
Total risk based capital to risk weighted assets:
Consolidated	$29,407	17.5%	$13,441	8.0%
Bank	28,153	16.4%	13,719	8.0%
Tier I capital to risk weighted assets:
Consolidated	27,279	16.2%	6,720	4.0%
Bank	25,983	15.2%	6,860	4.0%
Tier I leverage ratio:
Consolidated	27,279	9.7%	11,217	4.0%
Bank	25,983	9.3%	11,201	4.0%

	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(Expressed in thousands)	Amount	Ratio
As of December 31, 2002:
Total risk based capital to risk weighted assets:
Consolidated	$16,801	10.0%
Bank	17,149	10.0%
Tier I capital to risk weighted assets:
Consolidated	10,081	6.0%
Bank	10,290	6.0%
Tier I leverage ratio:
Consolidated	14,021	5.0%
Bank	14,001	5.0%

Belmont Bancorp. and Subsidiaries
Notes to the Consolidated Financial Statements For the Years Ended December 31, 2003, 2002 and 2001

20. Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlements of the instruments. Statement 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. The fair value of off-balance sheet instruments is not considered material. In addition, the value of long-term relationships with depositors and other customers is not reflected. The value of these items is significant. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used in estimating fair values of financial instruments as disclosed herein:

Cash, Cash Equivalents and Accrued Interest Receivable: For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities: For debt securities and marketable equity securities, fair values are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Federal Home Loan Bank stock and Federal Reserve Bank stock are carried at cost.

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

The estimated fair values of the Company’s financial instruments are summarized as follows:

	2003		2002
(Expressed in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$10,736	$10,736	$9,440	$9,440
Federal funds sold	2,300	2,300	13,600	13,600
Loans held for sale	255	255	786	800
Securities available for sale	112,145	112,145	118,823	118,823
Securities held to maturity	250	273	—	—
Federal Home Loan Bank stock	3,594	3,594	3,454	3,454
Federal Reserve Bank stock	517	517	517	517
Loans, net	154,228	158,123	126,472	131,420
Accrued interest receivable	1,366	1,366	1,600	1,600
Financial liabilities:
Deposits	235,039	236,859	230,243	231,866
Repurchase agreements	1,403	1,404	1,307	1,306
Accrued interest payable	312	312	377	377
Federal Home Loan Bank advances	25,269	28,508	21,050	22,865

21. Condensed Parent Company Financial Statements

Presented below are the condensed balance sheets, statements of income, and statements of cash flows for Belmont Bancorp.

Balance Sheets
(Expressed in thousands)	2003	2002
Assets
Cash	$1,227	$1,165
Investment in subsidiaries (at equity in net assets)	33,419	32,651
Equity securities	78	343
Advances to subsidiaries	990	807
Other assets	1,102	898

Total assets	$36,816	$35,864

Liabilities
Accrued expense	$20	$3
Payable to subsidiary	1,248	1,026
Deferred compensation	26	78

Total liabilities	1,294	1,107

Shareholders’ equity	35,522	34,757

Total liabilities and shareholder’s equity	$36,816	$35,864

Belmont Bancorp. and Subsidiaries
Notes to the Consolidated Financial Statements For the Years Ended December 31, 2003, 2002 and 2001

21. Condensed Parent Company Financial Statements (continued)

Statements of Income

(Expressed in thousands)	2003	2002	2001
Operating income
Dividend income from bank subsidiary	$1,444	$—	$—
Impairment loss in market decline on equity securities	—	—	(113)
Other income	174	33	65

Total income (loss)	1,618	33	(48)
Operating expenses	106	253	194

Income (loss) before income tax and equity in undistributed income of subsidiaries	1,512	(220)	(242)
Income tax expense (benefit)	23	(67)	(31)
Equity in undistributed income (loss) of subsidiaries	1,289	6,150	(204)

Net income (loss)	$2,778	$5,997	$(415)

Statements of Cash Flows

	2003	2002	2001
Operating activities
Net income (loss)	$2,778	$5,997	$(415)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Gain on sale of securities available for sale	(142)	—	—
Impairment loss in market decline on equity securities	—	—	113
Undistributed (earnings) loss of affiliates	(1,289)	(6,150)	204
Common stock options granted/vested	17	33	92
Changes in operating assets and liabilities:
Accrued expenses	17	(566)	29
Other	(222)	451	(306)

Cash from operating activities	1,159	(235)	(283)

Investing activities
Payments from subsidiaries	223	221	245
Payments to subsidiaries	(183)	(180)	(180)
Proceeds from sale of securities available for sale	305	—	—
Investment redemption	—	—	150

Cash from investing activities	345	41	215

Financing activities
Stock options exercised	2	25	—
Dividends paid to shareholders	(1,444)	—	—

Cash from financing activities	(1,442)	25	—

Increase (decrease) in cash & cash equivalents	62	(169)	(68)
Cash and cash equivalents at beginning of year	1,165	1,334	1,402

Cash and cash equivalents at end of year	$1,227	$1,165	$1,334

22. Comprehensive Income (Loss)

The components of other comprehensive income were as follows:

(Expressed in thousands)	2003	2002	2001
Unrealized holding gains (losses) arising during the period	$(543)	$4,354	$739
Reclassification adjustment	(348)	(27)	120

Change in unrealized gains (losses) on securities	(891)	4,327	859
Tax effect	(303)	1,471	292

Other comprehensive income (loss)	$(588)	$2,856	$567

23. Litigation

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

24. Stock Option Plan

On May 21, 2001, the Company’s shareholders approved the Belmont Bancorp. 2001 Stock Option Plan (the “Plan”). The Plan authorized the granting of up to 1,000,000 shares of common stock as qualified and nonqualified stock options. Generally, one fourth of options awarded become exercisable on each of the four anniversaries of the date of the grant. However, some of the options granted in 2001 vested immediately on the date of the grant with the remaining amount vesting over the next three to four years. The option period expires 10 years from the date of grant.

A summary of the activity in the plan was as follows:

	Available For Grant	Options Outstanding	Weighted Average Exercise Price
Balance, January 1, 2001	—	—	—
Authorized	1,000,000	—	—
Granted	(221,000)	221,000	$3.26

Balance, December 31, 2001	779,000	221,000	3.26
Granted	(140,500)	140,500	4.50
Exercised		(7,000)	3.60
Forfeited	53,000	(53,000)	3.79

Balance, December 31, 2002	691,500	301,500	3.74
Granted	(81,000)	81,000	5.62
Exercised		(500)	4.00
Forfeited	14,000	(14,000)	4.57

Balance, December 31, 2003	624,500	368,000	$4.12

Options exercisable at December 31, 2003		134,000	$3.22

Belmont Bancorp. and Subsidiaries
Notes to the Consolidated Financial Statements For the Years Ended December 31, 2003, 2002 and 2001

Options outstanding at December 31, 2003 were as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable
$2.00	75,000	7.1	60,000
$3.90	20,000	8.2	5,000
$4.00	84,000	8.0	42,000
$4.60	108,000	9.0	27,000
$4.99	5,000	9.5	—
$5.66	76,000	10.0	—

Total	368,000	8.5	134,000

Proforma information for net income and earnings per common share is presented in Note 1. Compensation expense, net of taxes, of $12,000 for the year ended December 31, 2003, $21,000 for the year ended December 31, 2002, and $61,000 for the year ended December 31, 2001 was recognized to reflect the impact of granting certain options below their market price. The fair value of stock options granted was $165,000 for 2003, $106,000 for 2002, and $116,000 for 2001.

25. Quarterly Financial Data (Unaudited)

(Expressed in thousands except per share amounts)

	Interest Income	Net Interest Income	Net Income	Earnings Per Common Share
				Basic	Diluted
2003
First quarter	$3,571	$2,210	$470	$0.04	$0.04
Second quarter	3,574	2,249	1,360	0.12	0.12
Third quarter	3,506	2,295	406	0.04	0.04
Fourth quarter	3,585	2,429	542	0.05	0.05
2002
First quarter	$3,799	$2,065	$2,084	$0.19	$0.19
Second quarter	3,833	2,249	1,732	0.16	0.16
Third quarter	3,912	2,352	689	0.06	0.06
Fourth quarter	3,733	2,251	1,492	0.13	0.13

Net income for the second quarter of 2003 included a reduction to the allowance for loan losses in the amount of $1,350,000 and was reflected as a negative loan loss provision; the effect of this negative provision was to increase income after taxes by $891,000.

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

26. Earnings per Share

The factors used in the earnings per share computation follow:

(Expressed in thousands except share and per share data)

	2003	2002	2001
Basic:
Net income (loss)	$2,778	$5,997	$(415)

Weighted average common shares outstanding	11,108,700	11,105,584	11,101,403

Basic earnings (loss) per common share	$0.25	$0.54	$(0.04)

Diluted:
Net income (loss)	$2,778	$5,997	$(415)

Weighted average common shares outstanding for basic earnings per common share	11,108,700	11,105,584	11,101,403
Add: Dilutive effects of assumed exercises of stock options	78,004	46,690	—

Average shares and dilutive potential common shares	11,186,704	11,152,274	11,101,403

Diluted earnings (loss) per common share	$0.25	$0.54	$(0.04)

Stock options for shares of common stock not considered in computing diluted earnings per common share totaled 20,250 shares for 2003, 31,375 shares for 2002, and 28,420 shares for 2001 because they were antidilutive.

Belmont Bancorp. and Subsidiaries
Independent Auditor’s Report

To the Shareholders and Board of Directors of Belmont Bancorp.

We have audited the accompanying consolidated balance sheets of Belmont Bancorp. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Belmont Bancorp. and subsidiaries at December 31, 2003 and 2002, and the results of its operations and its cash flows, for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ CROWE CHIZEK AND COMPANY LLC
Crowe Chizek and Company LLC Columbus, Ohio January 29, 2004

EXHIBIT INDEX

Exhibit Number	Description

4.1	Charter (1)

4.2	Charter Amendment regarding Series A Preferred Stock (2)

4.3	Bylaws as currently in effect (1)

10.1	Employment Agreement dated December 15, 1999 between Wilbur R. Roat, Belmont Bancorp. and Belmont National Bank (3)

10.2	Employment Agreement dated April 16, 2001 between Michael Baylor, Belmont Bancorp., and Belmont National Bank (4)

10.3	Belmont Bancorp. 2001 Stock Option Plan (5)

21.1	List of Subsidiaries (6)

23.1	Consent of Crowe Chizek and Company LLC (6)

31.1	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Annual Report on Form 10-K of Belmont Bancorp. for the year ended December 31, 2003 (6)

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Annual Report on Form 10-K of Belmont Bancorp. for the year ended December 31, 2003 (6)

32.1	Certification of the President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Annual Report on Form 10-K of Belmont Bancorp. for the year ended December 31, 2003 (6)

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Annual Report on Form 10-K of Belmont Bancorp. for the year ended December 31, 2003 (6)

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-2 filed with the Securities and Exchange Commission (Registration No. 333-91035) on November 16, 1999 and incorporated herein by reference.

(2)	Filed as an exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-2 filed with the Securities and Exchange Commission (Registration No. 333-91035) on February 3, 2000 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (Registration No. 0-12724) and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (Registration No. 0-12724) and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (Registration No. 0-12724) and incorporated herein by reference.

(6)	Filed herewith.

A copy of an exhibit may be obtained from the Company via written request. Please specify each exhibit requested and your name, address and telephone number. A nominal photocopying charge may apply.

Belmont Bancorp.

Attn: Jane Marsh, Corporate Secretary

P.O. Box 249, St. Clairsville, Ohio

43950

E-1