Form 10-Q
period 2004-03-31
BELMONT BANCORP
filed 2004-05-14
CIK 726294

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.25 par value,

11,110,028 shares outstanding

as of May 10, 2004

BELMONT BANCORP

Quarter Ending March 31, 2004

Belmont Bancorp. and Subsidiaries

Consolidated Balance Sheets

(Unaudited) ($000s except share and per share amounts)

	March 31, 2004	December 31, 2003
Assets
Cash and due from banks	$9,379	$10,722
Interest-bearing deposits in other banks	34	14
Federal funds sold	—	2,300

Cash and cash equivalents	9,413	13,036
Loans held for sale	215	255
Securities available for sale at fair value	115,415	112,145
Securities held to maturity (estimated fair value of $272 in 2004 and $273 in 2003)	250	250
Federal Home Loan Bank stock, at cost	3,629	3,594
Federal Reserve Bank stock, at cost	517	517
Loans	166,550	157,528
Less allowance for loan losses	(3,317)	(3,300)

Net loans	163,233	154,228
Premises and equipment, net	6,077	6,111
Deferred federal tax assets	4,191	4,538
Cash surrender value of life insurance	1,349	1,339
Accrued income receivable	1,475	1,366
Other assets	2,235	2,096

Total assets	$307,999	$299,475

Liabilities and Shareholders’ Equity
Liabilities
Non-interest bearing deposits:
Demand	$28,610	$30,632
Interest-bearing deposits:
Demand	30,849	30,357
Savings	97,008	100,034
Time	73,436	74,016

Total deposits	229,903	235,039
Securities sold under repurchase agreements	961	1,403
Short-term Federal Home Loan Bank advances	4,000	—
Long-term Federal Home Loan Bank advances	35,564	25,269
Accrued interest on deposits and other borrowings	286	312
Other liabilities	1,218	1,930

Total liabilities	271,932	263,953

Shareholders’ Equity
Preferred stock - authorized 90,000 shares with No par value; no shares issued or outstanding	—	—
Common stock - $0.25 par value, 17,800,000 shares authorized; 11,153,195 shares issued	2,788	2,788
Additional paid-in capital	17,558	17,556
Retained earnings	15,639	15,285
Treasury stock at cost (44,292 shares)	(997)	(997)
Accumulated other comprehensive income	1,079	890

Total shareholders’ equity	36,067	35,522

Total liabilities and shareholders’ equity	$307,999	$299,475

See the Notes to the Consolidated Financial Statements.

Belmont Bancorp. and Subsidiaries

Consolidated Statements of Income

(Unaudited) ($000s except per share amounts)

	For the Three Months Ended March 31,
	2004	2003
Interest and Dividend Income
Loans:
Taxable	$2,452	$2,206
Tax-exempt	37	39
Securities:
Taxable	1,178	1,193
Tax-exempt	18	47
Dividends	44	45
Interest on federal funds sold	5	41

Total interest and dividend income	3,734	3,571

Interest Expense
Deposits	780	1,117
Borrowings	331	244

Total interest expense	1,111	1,361

Net interest income	2,623	2,210
Provision (Benefit) for Loan Losses	—	—

Net interest income after provision (benefit) for loan losses	2,623	2,210

Noninterest Income
Trust fees	166	125
Service charges on deposits	323	253
Mortgage servicing fees	46	44
Other operating income	200	164
Securities gains	22	168
Gains on sale of loans held for sale	29	137

Total noninterest income	786	891

Noninterest Expense
Salary and employee benefits	1,258	1,254
Net occupancy expense	243	238
Equipment expense	205	196
Legal fees	38	31
Legal settlements expense	—	53
Other operating expenses	718	737

Total noninterest expense	2,462	2,509

Income before income taxes	947	592
Income Tax Expense	260	122

Net Income	$687	$470

Basic and Diluted Earnings Per Common Share	$0.06	$0.04

See the Notes to the Consolidated Financial Statements.

Belmont Bancorp. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited) ($000s except per share amounts)

	Three Months Ended March 31,
	2004	2003
Balance at beginning of period	$35,522	$34,757
Comprehensive income:
Net income	687	470
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	189	(194)

Total comprehensive income	876	276
Cash dividends ($0.03 per share)	(333)	—
Common stock options granted/vested	2	4

Balance at end of period	$36,067	$35,037

See the Notes to the Consolidated Financial Statements.

Belmont Bancorp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2004 and 2003

(Unaudited) ($000’s)

	2004	2003
Cash from Operating Activities	$473	$1,151

Investing Activities

Proceeds from:
Maturities and calls of securities	2,669	5,071
Sales of securities available for sale	33	2,740
Principal collected on mortgage-backed securities	4,385	7,340
Sales of other real estate owned	2	53
Purchases of:
Mortgage-backed securities available for sale	(10,363)	(9,914)
Other securities available for sale	—	(3,585)
Loans	(4,060)	—
Premises and equipment	(111)	(97)
Changes in:
Loans, net	(5,035)	(3,069)

Cash from investing activities	(12,480)	(1,461)

Financing Activities
Proceeds from:
Advances on long-term debt	10,300	—
Payments on long term debt	(5)	(4)
Dividends paid on common stock	(333)	—
Changes in:
Deposits	(5,136)	(1,031)
Repurchase agreements	(442)	(942)
Short-term borrowings	4,000	—

Cash from financing activities	8,384	(1,977)

Increase (Decrease) in Cash and Cash Equivalents	(3,623)	(2,287)
Cash and Cash Equivalents, Beginning of Year	13,036	23,040

Cash and Cash Equivalents at March 31	$9,413	$20,753

Cash payments for interest	$1,137	$1,376
Cash payments for income taxes	—	—
Non-cash transfers from loans to other real estate owned and repossessions	—	70

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

The foregoing financial statements are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring items, necessary for a fair presentation of the financial statements have been included. A summary of the Company’s significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the Company’s Annual Report to Shareholders on Form 10-K for the year ended December 31, 2003.

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

Earnings Per Common Share: Average shares outstanding used to compute basic and diluted earnings per share differ due to stock option grants. The average number of shares outstanding used to compute basic and diluted earnings per share was as follows:

	Basic		Diluted
Average shares outstanding	2004	2003	2004	2003
For the three months ending March 31	11,108,903	11,108,403	11,213,334	11,176,404

Comprehensive Income: The components of other comprehensive income were as follows:

	Three months ended March 31,
(Expressed in thousands)	2004	2003
Unrealized holding gains (losses) arising during the period	$309	$(126)
Reclassification adjustment	(22)	(168)

Change in net unrealized gains (losses) on securities	287	(294)
Tax effect	(98)	100

Other comprehensive income (loss)	$189	$(194)

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

	For the Three Months Ended March 31,
(Expressed in thousands except per share amounts)	2004	2003
Net income as reported	$687	$470
Add: Expense, net of tax, included in net income for options granted below fair value	1	3
Deduct: Stock-based compensation expense determined under fair value based method	(39)	(41)

Pro forma net income	$649	$432

Basic earnings per share as reported	$0.06	$0.04
Pro forma basic earnings per share	0.06	0.04

Diluted earnings per share as reported	$0.06	$0.04
Pro forma diluted earnings per share	0.06	0.04

2. Securities

The estimated fair values of securities available for sale were as follows:

	March 31, 2004
(Expressed in thousands)	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$20,472	$199	$0
Tax-exempt obligations of states and political subdivisions	1,791	176	0
Taxable obligations of states and political Subdivisions	19,305	626	0
Mortgage-backed securities	48,973	871	(164)
Collateralized mortgage obligations	12,093	224	(43)
Corporate debt	9,414	146	(415)
Asset-backed securities	336	1	0

Total debt securities	112,384	2,243	(622)
Marketable equity securities	3,031	32	(18)

Total available for sale	$115,415	$2,275	$(640)

Unrealized losses on corporate debt have not been recognized into income because management has the intent and ability to hold the securities for the foreseeable future and believes the issuers have the ability to repay their obligations upon maturity.

	December 31, 2003
(Expressed in thousands)	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$22,688	$291	$(4)
Tax-exempt obligations of states and political subdivisions	1,788	152	—
Taxable obligations of states and political subdivisions	19,426	539	—
Mortgage-backed securities	41,521	670	(249)
Collateralized mortgage obligations	13,247	237	(51)
Corporate debt	9,949	161	(431)
Asset-backed securities	466	2	—

Total debt securities	109,085	2,052	(735)
Marketable equity securities	3,060	49	(18)

Total available for sale	$112,145	$2,101	$(753)

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity are summarized as follows:

	March 31, 2004
(Expressed in thousands)	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt	$250	$22	—	$272

	December 31, 2003
(Expressed in thousands)	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt	$250	$23	—	$273

3. Loans and Allowance for Loan Losses

Loans outstanding are as follows:

(Expressed in thousands)	March 31, 2004	December 31, 2003
Real estate-construction	$5,743	$5,679
Real estate-mortgage	58,286	57,213
Real estate-secured by nonfarm, nonresidential property	71,789	65,380
Commercial, financial and agricultural	21,332	24,018
Obligations of political subdivisions in the U.S.	2,159	2,236
Installment loans and loans to individuals	7,241	3,002

Loans receivable	$166,550	$157,528

Non-accruing loans amounted to $1,421,000 at March 31, 2004, down from $1,808,000 at year-end 2003. Generally, non-accruing loans are considered impaired and are also included in the impaired loan table below. Loans past due 90 days and still accruing interest were $11,000 at March 31, 2004 and $3,000 at year-end 2003.

Impaired loans were as follows:

(Expressed in thousands)	March 31, 2004	December 31, 2003
Impaired loans with no allocated allowance for loan losses	$14	$58
Impaired loans with allocated allowance for loan losses	1,330	1,673

Total (1)	$1,344	$1,731

Amount of the allowance for loan losses allocated	$401	$524

(1)	Balances are net of nonaccrual interest paid.

	Three Months Ended March 31,
(Expressed in thousands)	2004	2003
Average impaired loans	$1,538	$3,259
Interest income recognized during impairment	0	0
Cash-basis interest income recognized	0	0

Activity in the allowance for loan losses is summarized as follows:

	Three months ended March 31,
(Expressed in thousands)	2004	2003
Balance, beginning of period	$3,300	$4,287
Provision for loan losses	0	0
Loans charged-off	(73)	(18)
Recoveries on loans previously charged-off	90	68

Net recoveries	17	50

Balance, end of period	$3,317	$4,337

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

The following is a summary of the activity in the Plan for the three months ended March 31, 2004:

	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance at January 1, 2004	624,500	368,000	$4.12
Forfeitures	3,375	(3,375)	$4.94

Balance at March 31, 2004	627,875	364,625	$4.11

The Company accounts for the stock options under Accounting Principles Board Opinion No. 25, which requires expense recognition only when the exercise price is less than the market value of the underlying stock at the measurement date. Compensation expense, net of taxes, of $1,000 and $3,000 was recognized for the three months ended March 31, 2004 and 2003, respectively, to reflect the impact of granting certain options below their market price. Pro forma information for net income and earnings per common share is presented in Note 1.

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

RESULTS OF OPERATIONS

SUMMARY

For the three months ended March 31, 2004, Belmont Bancorp. earned $687,000, or $0.06 per common share, compared to earnings of $470,000, or $0.04 per common share, for the three months ended March 31, 2003.

Average assets increased to $304 million for the first quarter of 2004, compared to $288 million for the first quarter of 2003. Total assets at March 31, 2004 were $308 million, up from $299 million at year end 2003.

Net interest income on a taxable equivalent basis increased $398,000 for the first quarter of 2004 compared to the first quarter of 2003. Average earning assets increased to $282 million during the first quarter of 2004 from $265 million for the first quarter of 2003. The taxable equivalent net interest margin was 3.81% for the first quarter of 2004 and 3.45% for the first quarter of 2003. The taxable equivalent net interest margin for the fourth quarter of 2003 was 3.51%. The net interest rate spread (the difference between the average yields on earning assets and interest-bearing liabilities) was 3.50% for the first three months of 2004 compared to 3.05% for the comparable period of 2003. The taxable equivalent yield on earning assets declined to 5.41% from 5.53%, a decrease of 12 basis points, during the first quarter of 2004 compared to the first quarter of 2003. This decline was offset by a decrease of 57 basis points in the cost of interest-bearing liabilities to 1.91% from 2.48%.

Interest rates across the maturity horizon remained low relative to historical levels during the first quarter of 2004. The Federal Open Market Committee (the “FOMC”) has maintained a very accommodative stance to aid economic recovery keeping its targeted federal funds rate at 1.00%—the lowest level in 46 years. Changing interest rates impact the Company through loan refinancing activity, reinvestment opportunities in loans and investments, and financing costs on its deposit base and other borrowings. Generally, higher interest rates will positively impact the Company’s net interest income, while lower interest rates will negatively impact net interest income. The Company has significantly reduced it cost of funds since 2001; there is little room for further reductions. To increase and retain deposits, competitive pressures may prompt the Company to offer deposit products that result in a migration of its funds to different products paying a higher rate of interest.

OTHER OPERATING INCOME

Changes in various categories of other income are depicted in the table below.

	Three months ended March 31,
(Expressed in thousands)	2004	2003	% Change
Trust fees	$166	$125	32.8%
Service charges on deposits	323	253	27.7%
Mortgage servicing fees	46	44	4.5%
Other income (individually less than 1% of total income)	200	164	22.0%

Subtotal	735	586	25.4%
Gain on sale of loans held for sale	29	137	-78.8%
Securities gains	22	168	-86.9%

Total	$786	$891	-11.8%

Overall, noninterest income, excluding gains on sale of securities and loans held for sale, increased $149,000, or 25.4%, during the first quarter of 2004 compared to 2003.

Trust fees increased 32.8% to $166,000 for the first quarter of 2004 compared to $125,000 for the first quarter of 2003 as the result of market conditions and an increase in the trust fee schedule. Trust fees are affected by the valuation of the stock market because most fees are assessed based on the underlying market values of trust accounts.

Service charges on deposits totaled $323,000 for the first quarter of 2004 compared to $253,000 for the comparable period of 2003. The increase in service charges for 2004 was principally due to the introduction in June 2003 of a new product and the implementation of a new service charge.

Mortgage servicing fees are collected from the Federal Home Loan Mortgage Corporation (“Freddie Mac”) for the Company’s role in servicing mortgage loans previously sold to Freddie Mac. Generally, the Company receives 0.25% of the outstanding loan balance for servicing. Mortgage servicing fees increased to $46,000 for first quarter of 2004 compared to $44,000 for the comparable quarter of 2003. The portfolio of loans sold to Freddie Mac declined slightly to $71.4 million at March 31, 2004 compared to $72.6 million at year-end 2003. The portfolio totaled $68.4 million at March 31, 2003. Future increases to mortgage servicing fees are largely dependent upon the volume of mortgage loans originated and sold in the secondary market.

Other income includes, among other miscellaneous items, commissions and fees unrelated to loan origination, brokerage fees, loan documentation preparation fees, rental income, and check printing charges. Other income increased 22.0% to $200,000 for the first quarter of 2004 compared to $164,000 for the comparable period of 2003.

Mortgage lending volumes declined during the first quarter of 2004 compared to the first quarter of 2003 reflecting the cyclical nature of the mortgage lending business. A component of gains on sale of loans held for sale includes capitalized mortgage servicing rights. This right represents the value associated with servicing loans sold in the secondary market. Capitalization of mortgage servicing rights totaled $19,000 for the first quarter of 2004 compared to $59,000 for the first quarter of 2003. Total gains on sales of loans (including the component for capitalized mortgage servicing rights) decreased 78.8% to $29,000 for the first quarter of 2004 compared to $137,000 for the same period of 2003.

OPERATING EXPENSES

The following table shows the dollar amounts and the percent change in various components of operating expenses.

	Three months ended March 31,
(Expressed in thousands)	2004	2003	% Change
Salaries and wages	$993	$996	-0.3%
Employee benefits	265	258	2.7%
Occupancy expense	243	238	2.1%
Furniture and equipment expense	205	196	4.6%
Legal fees	38	31	22.6%
Legal settlements	—	53	-100.0%
Insurance, including federal deposit insurance	41	52	-21.2%
Examinations and audits	61	87	-29.9%
Directors’ fees	57	40	42.5%
Data processing expense	52	57	-8.8%
Taxes other than payroll and real estate	95	91	4.4%
Supplies and printing	37	45	-17.8%
Amortization of mortgage servicing rights, net	41	29	41.4%
Other (individually less than 1% of total income)	334	336	-0.6%

Total	$2,462	$2,509	-1.9%

At March 31, 2004 the Company employed 131 full time equivalent employees compared to 130 full time equivalent employees at the end of March 2003. Compensation expense was relatively unchanged for the first quarter of 2004 compared to the first quarter of 2003, and benefit costs increased 2.7% for the same period.

Insurance expense included costs for federal deposit insurance premiums, directors’ and officers’ liability insurance, and fidelity bond insurance. Insurance costs decreased 21.2% to $41,000 for the first quarter of 2004 from $52,000 for the same period of 2003. The decrease was principally related to lower costs associated with directors’ and officers’ liability insurance.

Examination and audit costs decreased 29.9% to $61,000 for the first quarter of 2004 from $87,000 for the same period of 2003. During the first quarter of 2003, certain internal audit and loan review functions were outsourced. Beginning in 2004, the Company’s staff performed the internal audit and loan review functions. Consequently, some costs related to examinations and audit expenses are now reflected in compensation cost.

Directors’ fees increased to $57,000 for the first quarter of 2004 compared to the same quarter of 2003. Retainer and attendance fees for directors were increased beginning in 2004.

Data processing expenses decreased 8.8% to $52,000 for the first quarter of 2004 compared to the same quarter of 2003 as the result of the conversion of the trust accounting system in early 2003 from a third party provider to an in-house system.

Net amortization of mortgage servicing rights (“MSR”) increased to $41,000 for the first quarter of 2004 compared to $29,000 for the comparable quarter of 2003. Activity associated with MSR, amortization of MSR and reductions to a valuation allowance established during 2002 to reduce the carrying value of MSR to estimated fair value is summarized in the following table.

	Three Months Ended March 31,
(Expressed in thousands)	2004	2003
Servicing rights:
Beginning of the period	$433	$418
Additions	19	59
Amortized to expense	(45)	(41)

End of period balance	$407	$436

Valuation allowance:
Beginning of the period	$59	$109
Additions expensed	—	—
Reductions credited to expense	(4)	(12)
Direct write-downs	0	0

End of period balance	$55	$97

SECURITIES

The estimated fair value of securities available for sale at March 31, 2004 and December 31, 2003 are detailed in Note 2 of the quarterly financial statements.

At March 31, 2004, the Company did not own any investments of a single issuer, the value of which exceeded 10% of total shareholders’ equity, or $3,607,000, except for stock in the Federal Home Loan Bank of Cincinnati. The carrying value of this stock was $3,629,000 at March 31, 2004.

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

Details of the activity in the Allowance for Loan Losses for the first quarter of 2004 and 2003 are included in Note 3 of the quarterly financial statements. No loan loss provision was recorded during the first quarters of 2004 or 2003 because the Company had an appropriate balance in the allowance based on its analysis of loan quality. The following table depicts various loan and loan-related statistics.

	Three months ended March 31,
(Expressed in thousands)	2004	2003
Loans outstanding, end of period	$166,550	$133,886
Average loans	$159,971	$132,134
Annualized (net charge offs) recoveries as a percent of:
Average loans	0.04%	0.15%
Allowance for loan losses	2.05%	4.61%
Allowance for loan losses to:
Total loans at end of period	1.99%	3.24%
Non-performing assets	199.22%	139.05%

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

(Expressed in thousands)	March 31, 2004	Dec. 31, 2003
Non-accrual loans and leases	$1,421	$1,808
Loans 90 days or more past due but accruing interest	11	3
Other real estate owned	233	120

Total	$1,665	$1,931

Non-performing assets as a percent of total assets	0.54%	0.64%

Details of impaired loans and related information are included in Note 3 of the quarterly financial statements.

In addition to the schedule of non-performing assets, management prepares a watch list consisting of loans which they have determined require closer monitoring to further protect the Company against loss. The balance of loans classified by management as substandard due to delinquency, a change in financial position, or other factors and not included as non-performing assets totaled $8,166,000 at March 31, 2004 and $8,214,000 at December 31, 2003.

LOAN CONCENTRATIONS

The Company uses the Standard Industry Code (SIC) system to determine concentrations of credit risk by industry. Management monitors concentrations of credit as measured by an industry’s total available and outstanding credit balance expressed as a percent of Tier 1 capital. Loan concentrations exceeding 25% of the Bank’s Tier 1 capital are detailed in the following tables.

	(Expressed in thousands)
Industry	March 31, 2004	December 31, 2003
Real estate - operators of nonresidential buildings:
Loan balance and available credit	$14,762	$13,588
Percent of tier 1 capital	50.9%	47.9%

Real estate - apartment buildings:
Loan balance and available credit	$9,599	$9,281
Percent of tier 1 capital	33.1%	32.7%

Services - motel, hotel:
Loan balance and available credit	$8,738	$7,653
Percent of tier 1 capital	30.1%	27.0%

DEFERRED FEDERAL TAX ASSETS

Deferred federal tax assets totaled $4.2 million at March 31, 2004. The deferred federal tax assets include significant balances related to tax loss carryforwards and tax credits. It also includes the tax effect of recording securities available for sale at estimated fair value. At March 31, 2004, management believes no deferred tax valuation allowance is needed as future estimated taxable income will be sufficient to realize the net deferred tax assets.

SHORT-TERM FEDERAL HOME LOAN BANK ADVANCES

Short-term borrowings at March 31, 2004 totaled $4 million and consisted of a draw on a line of credit with the Federal Home Loan Bank.

LONG-TERM FEDERAL HOME LOAN BANK ADVANCES

Long-term advances at March 31, 2004 from the Federal Home Loan Bank of Cincinnati are summarized in the following table.

(Expressed in thousands)
Fixed rate advances with balances due at maturity, maturities ranging from September 2004 through July 2010 and fixed rates ranging from 1.60% to 4.29%, averaging 2.93%	$9,535
Fixed rate advances with quarterly FHLB option to convert to floating rate tied to LIBOR maturing in 2008 and rates ranging from 4.53% to 4.78%, averaging 4.66%	20,000
Fixed rate advance with FHLB option to convert to floating rate tied to LIBOR in 2005 and maturing in 2009 with rate of 3.16% and a conversion strike rate of 7.50%	5,000
Amortizing balloon advance maturing in 2017 with fixed rate of 4.654%	1,029

Total long-term FHLB advances	$35,564

(LIBOR is the 3 month London Interbank Offered Rate)

CAPITAL RESOURCES

The table below depicts the capital ratios for the Bank and for the Company on a consolidated basis as of March 31, 2004. In addition, the table depicts the requirements for classification as “adequately capitalized” and “to be well capitalized” under the regulatory guidelines for Prompt Corrective Action. Tier 1 capital consists principally of shareholders’ equity less goodwill and deferred tax assets, while Tier 2 capital consists of certain debt instruments and a portion of the allowance for loan losses. Total capital consists of Tier 1 and Tier 2 capital.

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(Expressed in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital to risk weighted assets:
Consolidated	$32,741	16.3%	$16,096	8.0%	$20,120	10.0%
Bank	31,559	15.5%	16,248	8.0%	20,311	10.0%

Tier 1 capital to risk weighted assets:
Consolidated	30,216	15.0%	8,048	4.0%	12,072	6.0%
Bank	29,011	14.3%	8,124	4.0%	12,186	6.0%

Tier 1 capital to average assets:
Consolidated	30,216	10.1%	11,939	4.0%	14,924	5.0%
Bank	29,011	9.7%	11,913	4.0%	14,891	5.0%

LIQUIDITY

Effective liquidity management involves ensuring that the cash flow requirements of depositors and borrowers, as well as the operating needs of the Company, are met. Funds are available through the operation of the Company’s branch banking network that gathers demand and retail time deposits. The Company also acquires funds through repurchase agreements, overnight federal funds, and FHLB advances that provide additional sources of liquidity. Total deposits decreased $5.1 million from year-end 2003 to March 31, 2004. Average deposits decreased $2.5 million during the first quarter of 2004 compared to the fourth quarter of 2003. As a consequence of low interest rates, loan refinance activity, calls on investment securities and investment sales, the Company had a relatively large liquidity position throughout 2003. Liquidity may be impacted by the ability of the Company to generate future earnings.

The Bank also has lines of credit with various correspondent banks totaling $4,100,000 that may be used as an alternative funding source; none of these lines were drawn upon at March 31, 2004. The Bank had a credit line with the Federal Home Loan Bank for $20 million with available credit of $16 million at March 31, 2004. All borrowings at the Federal Home Loan Bank are subject to eligible collateral requirements.

The main source of liquidity for the parent company is dividends from the Bank. At March 31, 2004, the parent company had cash and marketable securities with an estimated fair value of $783,000. The parent company does not have any debt to third parties. Management believes sufficient liquidity is currently available to meet estimated short-term and long-term funding needs.

ITEM 3-QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 3 has been disclosed in Item 7A of the Company’s Annual Report to Shareholders on Form 10-K for the year ended December 31, 2003. There has been no material change in the disclosure regarding market risk.

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

Item 2. Changes in securities, use of proceeds and issuer purchases of equity securities

None

Item 3. Defaults upon senior securities

None

Item 4. Submission of matters to a vote of security shareholders

None

Item 5. Other information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Articles of Incorporation (1)

3.2	Amendment regarding Series A Preferred Stock (2)

3.3	Amendment regarding number of directors (3)

3.4	Code of Regulations (4)

10.1	Employment Agreement dated December 15, 1999 between Wilbur R. Roat, Belmont Bancorp. and Belmont National Bank (5)

10.2	Employment Agreement dated April 16, 2001 between Michael Baylor, Belmont Bancorp. and Belmont National Bank (6)

10.3	Belmont Bancorp. 2001 Stock Option Plan (7)

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Belmont Bancorp. for the quarter ended March 31, 2004

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Belmont Bancorp. for the quarter ended March 31, 2004

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Belmont Bancorp. for the quarter ended March 31, 2004

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Belmont Bancorp. for the quarter ended March 31, 2004

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-2 filed with the Securities and Exchange Commission on November 16, 1999, and incorporated herein by reference.
(2)	Filed as an exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-2 filed with the Securities and Exchange Commission (Registration No. 333-91035) on February 3, 2000 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.
(4)	Filed as an exhibit to the Company’s Registration Statement on Form S-2 filed with the Securities and Exchange Commission on November 16, 1999, and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Annual Report and Form 10-K for the year ended December 31, 1999 (Registration No. 0-12724) and incorporated herein by reference.
(6)	Filed as an exhibit to the Company’s Annual Report and Form 10-K for the year ended December 31, 2001 (Registration No. 0-12724) and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s Annual Report and Form 10-K for the year ended December 31, 2000 (Registration No. 0-12724) and incorporated herein by reference.

(b)	Reports on Form 8-K

On February 10, 2004, Belmont Bancorp. furnished a current report on Form 8-K under Item 12 reporting the issuance of a press release on February 9, 2004, announcing earnings for the fourth quarter and year ending December 31, 2003.

On January 22, 2004, Belmont Bancorp. filed a current report on Form 8-K under Item 5 reporting the issuance of a press release on January 21, 2004, announcing a regular cash dividend payable on February 13, 2004 to shareholders of record as of February 2, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Belmont Bancorp.
(Registrant)

/s/ Wilbur R. Roat
By: Wilbur R. Roat
President & CEO

/s/ Jane R. Marsh
By: Jane R. Marsh
Chief Financial Officer

May 10, 2004