Form 10-Q
period 2004-06-30
BELMONT BANCORP
filed 2004-08-16
CIK 726294

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

or

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

Common Stock, $0.25 par value,

11,111,278 shares outstanding

as of August 9, 2004

BELMONT BANCORP

Quarter Ended June 30, 2004

Belmont Bancorp. and Subsidiaries

Consolidated Balance Sheets

(Unaudited) ($000s except share and per share amounts)

	June 30, 2004	December 31, 2003
Assets
Cash and due from banks	$10,038	$10,722
Interest-bearing deposits in other banks	22	14
Federal funds sold	3,725	2,300

Cash and cash equivalents	13,785	13,036
Loans held for sale	43	255
Securities available for sale at fair value	97,505	112,145
Securities held to maturity (estimated fair value of $263 in 2004 and $273 in 2003)	250	250
Federal Home Loan Bank stock, at cost	3,666	3,594
Federal Reserve Bank stock, at cost	517	517
Loans	172,947	157,528
Less allowance for loan losses	(3,177)	(3,300)

Net loans	169,770	154,228
Premises and equipment, net	6,504	6,111
Deferred federal tax assets	4,551	4,538
Cash surrender value of life insurance	1,362	1,339
Accrued income receivable	1,201	1,366
Other assets	1,981	2,096

Total assets	$301,135	$299,475

Liabilities and Shareholders’ Equity
Liabilities
Non-interest bearing deposits:
Demand	$29,896	$30,632
Interest-bearing deposits:
Demand	30,811	30,357
Savings	98,084	100,034
Time	72,759	74,016

Total deposits	231,550	235,039
Securities sold under repurchase agreements	1,286	1,403
Long-term Federal Home Loan Bank advances	35,560	25,269
Accrued interest on deposits and other borrowings	282	312
Other liabilities	1,727	1,930

Total liabilities	270,405	263,953

Shareholders’ Equity
Preferred stock - authorized 90,000 shares with no par value; no shares issued or outstanding	—	—
Common stock - $0.25 par value, 17,800,000 shares authorized; 11,153,195 shares issued	2,788	2,788
Additional paid-in capital	17,564	17,556
Retained earnings	11,377	15,285
Treasury stock at cost (41,917 shares at 6/30/04; 44,292 shares at 12/31/03)	(944)	(997)
Accumulated other comprehensive income (loss)	(55)	890

Total shareholders’ equity	30,730	35,522

Total liabilities and shareholders’ equity	$301,135	$299,475

See the Notes to the Consolidated Financial Statements.

Belmont Bancorp. and Subsidiaries

Consolidated Statements of Income

(Unaudited) ($000s except per share amounts)

	For the Three Months Ended
	June 30,
	2004	2003
Interest and Dividend Income
Loans:
Taxable	$2,494	$2,287
Tax-exempt	39	38
Securities:
Taxable	1,012	1,151
Tax-exempt	17	20
Dividends	44	44
Interest on federal funds sold	15	34

Total interest and dividend income	3,621	3,574

Interest Expense
Deposits	763	1,079
Borrowings	355	246

Total interest expense	1,118	1,325

Net interest income	2,503	2,249
Provision (Benefit) for loan losses	(175)	(1,350)

Net interest income after provision (benefit) for loan losses	2,678	3,599

Noninterest Income
Trust fees	138	135
Service charges on deposits	333	356
Mortgage servicing fees	46	44
Other operating income	114	144
Securities gains	82	75
Gains on sale of loans held for sale	27	156

Total noninterest income	740	910

Noninterest Expense
Salary and employee benefits	1,235	1,262
Net occupancy expense	234	218
Equipment expense	198	195
Legal fees	46	29
Legal settlements expense	—	50
Other operating expenses	796	796

Total noninterest expense	2,509	2,550

Income before income taxes	909	1,959
Income Tax Expense	239	599

Net Income	$670	$1,360

Basic and Diluted Earnings per Common Share	$0.06	$0.12

See the Notes to the Consolidated Financial Statements.

Belmont Bancorp. and Subsidiaries

Consolidated Statements of Income

(Unaudited) ($000s except per share amounts)

	For the Six Months Ended June 30,
	2004	2003
Interest and Dividend Income
Loans:
Taxable	4,946	$4,493
Tax-exempt	76	77
Securities:
Taxable	2,190	2,344
Tax-exempt	35	67
Dividends	88	89
Interest on federal funds sold	20	75

Total interest and dividend income	7,355	7,145

Interest Expense
Deposits	1,543	2,196
Borrowings	686	490

Total interest expense	2,229	2,686

Net interest income	5,126	4,459
Provision (Benefit) for loan losses	(175)	(1,350)

Net interest income after provision (benefit) for loan losses	5,301	5,809

Noninterest Income
Trust fees	304	260
Service charges on deposits	656	609
Mortgage servicing fees	92	88
Other operating income	314	308
Securities gains	104	243
Gains on sale of loans held for sale	56	293

Total noninterest income	1,526	1,801

Noninterest Expense
Salary and employee benefits	2,493	2,516
Net occupancy expense	477	456
Equipment expense	403	391
Legal fees	84	60
Legal settlements expense	—	103
Other operating expenses	1,514	1,533

Total noninterest expense	4,971	5,059

Income before income taxes	1,856	2,551
Income Tax Expense	499	721

Net Income	$1,357	$1,830

Basic and Diluted Earnings per Common Share	$0.12	$0.16

See the Notes to the Consolidated Financial Statements.

Belmont Bancorp. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited) ($000s except share and per share data)

	Three Months Ended June 30,
	2004	2003
Balance, beginning of period	$36,067	$35,037
Comprehensive income:
Net income	670	1,360
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	(1,134)	270

Total comprehensive income	(464)	1,630
Cash dividends ($0.44 in 2004)	(4,889)	—
Stock options exercised (2,375 shares in 2004; 500 shares in 2003)	10	2
Common stock options granted/vested	6	5

Balance, end of period	$30,730	$36,674

	Six Months Ended June 30,
	2004	2003
Balance, beginning of period	$35,522	$34,757
Comprehensive income:
Net income	1,357	1,830
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	(945)	76

Total comprehensive income	412	1,906
Cash dividends ($0.47 in 2004)	(5,222)	—
Stock options exercised (2,375 shares in 2004; 500 shares in 2003)	10	2
Common stock options granted/vested	8	9

Balance, end of period	$30,730	$36,674

See the Notes to the Consolidated Financial Statements.

Belmont Bancorp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2004 and 2003

(Unaudited) ($000’s)

	2004	2003
Cash from Operating Activities	$2,656	$2,595

Investing Activities

Proceeds from:
Maturities and calls of securities	11,170	9,671
Sales of securities available for sale	7,804	4,586
Principal collected on mortgage-backed securities	11,979	13,853
Sale of loans from portfolio	90	—
Sales of other real estate owned	3	124
Purchases of:
Securities held to maturity	—	(250)
Mortgage-backed securities available for sale	(12,357)	(27,487)
Other securities available for sale	(5,934)	(5,294)
Loans	(7,096)	—
Premises and equipment	(678)	(191)
Changes in:
Loans, net	(8,361)	(6,170)

Cash from investing activities	(3,380)	(11,158)

Financing Activities
Proceeds from:
Advances on long-term debt	10,300	—
Payments on long term debt	(9)	(8)
Dividends paid on common stock	(5,222)	—
Stock options exercised	10	2
Changes in:
Deposits	(3,489)	1,646
Repurchase agreements	(117)	38

Cash from financing activities	1,473	1,678

Increase (Decrease) in Cash and Cash Equivalents	749	(6,885)
Cash and Cash Equivalents, Beginning of Year	13,036	23,040

Cash and Cash Equivalents at June 30	$13,785	$16,155

Cash payments for interest	$2,259	$2,720
Cash payments for income taxes	25	11
Non-cash transfers from loans to other real estate owned and repossessions	—	1,020

See the Notes to the Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Belmont Bancorp. (the “Company”) and its subsidiaries, Belmont National Bank (the “Bank”) and Belmont Financial Network. Material intercompany accounts and transactions have been eliminated.

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

Earnings Per Common Share: Average shares outstanding used to compute basic and diluted earnings per share differ due to stock option grants. The average number of shares outstanding used to compute basic and diluted earnings per share was as follows:

	Basic		Diluted
Average shares outstanding	2004	2003	2004	2003
For the three months ended June 30	11,110,174	11,108,584	11,220,049	11,187,358
For the six months ended June 30	11,109,538	11,108,494	11,216,691	11,181,882

Comprehensive Income: The components of other comprehensive income were as follows:

	Six months ended June 30,
(Expressed in thousands)	2004	2003
Unrealized holding gains (losses) arising during the period	$(1,327)	$358
Reclassification adjustment	(104)	(243)

Net gains (losses) arising during the period	(1,431)	115
Tax effect	(486)	39

Other comprehensive income (loss)	$(945)	$76

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Expressed in thousands except per share amounts)	2004	2003	2004	2003
Net income as reported	$670	$1,360	$1,357	$1,830
Add: Expense, net of tax, included in net income for options granted below fair value	4	3	5	6
Deduct: Stock-based compensation expense determined under fair value based method	(55)	(40)	(94)	(81)

Pro forma net income	$619	$1,323	$1,268	$1,755

Basic earnings per share as reported	$0.06	$0.12	$0.12	$0.16
Pro forma basic earnings per share	0.06	0.12	0.11	0.16

Diluted earnings per share as reported	$0.06	$0.12	$0.12	$0.16
Pro forma diluted earnings per share	0.06	$0.12	0.11	$0.16

2. Securities

The estimated fair values of securities available for sale were as follows:

	June 30, 2004
(Expressed in thousands)	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$16,164	$84	$(35)
Tax-exempt obligations of states and political subdivisions	1,192	103	—
Taxable obligations of states and political subdivisions	17,765	266	(3)
Mortgage-backed securities	45,003	453	(635)
Collateralized mortgage obligations	7,949	213	(125)
Corporate debt	6,253	43	(422)
Asset-backed securities	201	—	—

Total debt securities	94,527	1,162	(1,220)
Marketable equity securities	2,978	11	(36)

Total available for sale	$97,505	$1,173	$(1,256)

	December 31, 2003
(Expressed in thousands)	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$22,688	$291	$(4)
Tax-exempt obligations of states and political subdivisions	1,788	152	—
Taxable obligations of states and political subdivisions	19,426	539	—
Mortgage-backed securities	41,521	670	(249)
Collateralized mortgage obligations	13,247	237	(51)
Corporate debt	9,949	161	(431)
Asset-backed securities	466	2	—

Total debt securities	109,085	2,052	(735)
Marketable equity securities	3,060	49	(18)

Total available for sale	$112,145	$2,101	$(753)

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity are summarized as follows:

	June 30, 2004
(Expressed in thousands)	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt	$250	$13	—	$263

	December 31, 2003
(Expressed in thousands)	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt	$250	$23	—	$273

3. Loans and Allowance for Loan Losses

Loans outstanding are as follows:

(Expressed in thousands)	June 30, 2004	December 31, 2003
Real estate-construction	$6,306	$5,679
Real estate-mortgage	60,031	57,213
Real estate-secured by nonfarm, nonresidential property	85,299	65,380
Commercial, financial and agricultural	14,090	24,018
Obligations of political subdivisions in the U.S.	2,059	2,236
Installment loans and loans to individuals	5,162	3,002

Loans receivable	$172,947	$157,528

Non-accruing loans amounted to $1,864,000 at June 30, 2004 and $1,808,000 at December 31, 2003. Loans past due 90 days and still accruing interest were $18,000 at June 30, 2004 and $3,000 at December 31, 2003. Most non-accruing loans are also identified as impaired loans in the table below.

Impaired loans were as follows:

(Expressed in thousands)	June 30, 2004	December 31, 2003
Impaired loans with no allocated allowance for loan losses	$7	$58
Impaired loans with allocated allowance for loan losses	1,676	1,673

Total (1)	$1,683	$1,731

Amount of the allowance for loan losses allocated	$453	$524

(1)	Balances are net of nonaccrual interest paid

	Six Months Ended June 30,
(Expressed in thousands)	2004	2003
Average impaired loans	$1,694	$3,169
Interest income recognized during impairment	0	0
Cash-basis interest income recognized	0	0

Activity in the allowance for loan losses is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
(Expressed in thousands)	2004	2003	2004	2003
Balance, beginning of period	$3,317	$4,337	$3,300	$4,287

Provision for loan losses	(175)	(1,350)	(175)	(1,350)

Loans charged-off	(21)	(3)	(94)	(21)
Recoveries on loans previously charged-off	56	956	146	1,024

Net (charge-offs) recoveries	35	953	52	1,003

Balance, end of period	$3,177	$3,940	$3,177	$3,940

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

The following is a summary of the activity in the Plan for the six months ended June 30, 2004:

	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance at January 1, 2004	624,500	368,000	$4.12
Exercised	—	(2,375)	4.41
Forfeitures	36,125	(36,125)	4.66

Balance at June 30, 2004	660,625	329,500	$4.06

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

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In addition to historic information, this press release contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, statements regarding the likelihood of meeting the Company’s goals for 2004. Forward-looking statements are statements other than statements of historical fact, including statements regarding the Company’s expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or other words of similar meaning. Readers should not place undue reliance on forward-looking statements, which reflect management’s opinion only as of the date on which they were made and, due to many factors, are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward looking statements. These factors include general economic conditions which could increase loan losses above loan loss reserves, competition from other banking institutions, financial institutions and nonbank or non-regulated companies or firms that engage in similar activities with significantly greater resources, credit, market, operational, liquidity and interest rate risks, fiscal and monetary policies and legislation impacting future operations and performance and adverse business conditions. Except as required by law, the Company disclaims any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur. Readers should also carefully review these and other risk factors described in Company reports filed with the Securities and Exchange Commission.

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

•	The Company has recognized substantial loan losses in past years, principally related to loans made under the direction of prior management. The volume of classified loans remains high relative to the Company’s peers. While the Company has created what it believes is an appropriate loan loss allowance, the Company could incur significant additional loan losses in future periods, particularly if general economic conditions or conditions in particular industries in which its loans are concentrated deteriorate.

•	The Company is subject to increasingly vigorous and intense competition from other banking institutions and from various financial institutions and other nonbank or non-regulated companies or firms that engage in similar activities. Many of these institutions have significantly greater resources than the Company.

•	Certain credit, market, operational, liquidity and interest rate risks associated with the Company’s business operations as well as changes in business and economic conditions, competition, fiscal and monetary policies and legislation could impact the future operations and performance of the Company.

RESULTS OF OPERATIONS

SUMMARY

Belmont Bancorp. (the “Company”) reported net income of $670,000, or $0.06 per common share, for the three months ended June 30, 2004, compared to $1,360,000, or $0.12 per common share, for the three months ended June 30, 2003. For the six months ended June 30, 2004, the Company earned $1,357,000, or $0.12 per common share, compared to $1,830,000, or $0.16 per common share for the six months ended June 30, 2003. During each period, the Company recorded a benefit related to its allowance for loan loss due to improvements in asset quality and loan loss recoveries. This benefit had a larger impact on earnings during the three months and six months ending June 30, 2003, when the Company recorded a loan loss benefit of $1,350,000 compared to a loan loss benefit of $175,000 for the three months and six months ending June 30, 2004.

Total assets at June 30, 2004, were $301.1 million compared to $299.5 million at year-end 2003. Total loans increased to $172.9 million at June 30, 2004, up from $157.5 million at December 31, 2003. Average assets were $306.8 million for the second quarter of 2004, compared to $291.0 million for the second quarter of 2003. Average assets for the six months ended June 30, 2004 were $305.6 million compared to $289.5 million for the comparable period last year.

Total shareholders’ equity decreased to $30.7 million at June 30, 2004 compared to $35.5 million at year-end 2003 following the payment in June 2004 of a special dividend to shareholders totaling $4.4 million. The Company’s consolidated Tier One capital leverage ratio was 8.7% at June 30, 2004.

NET INTEREST INCOME

Interest rates across the maturity horizon remained low relative to historical levels during the periods covered by this Report. The Federal Open Market Committee (the “FOMC”) has maintained a very accommodative stance to aid economic recovery. Since the beginning of 2001, the targeted federal funds rate was reduced from 6.50% to 1.00% by June 2003 where it remained until the FOMC increased the target to 1.25% at its June 2004 meeting and to 1.50% at its August 2004 meeting. Further federal funds rate increases are anticipated. By late July 2004, interest rates on the 10 year U.S. Treasury note, an indicator of the trend in mortgage interest rates, had increased by approximately 0.70% since the end of March 2004 to 4.58%. Changing interest rates impact the Company through loan refinancing activity, reinvestment opportunities in loans and investments, and financing costs on its deposit base and other borrowings. Generally, higher interest rates will positively impact the Company’s net interest income, while lower interest rates will negatively impact net interest income. The Company has significantly reduced it cost of funds since 2001; there is little room for further reductions. To increase and retain deposits, competitive pressures may prompt the Company to offer deposit products that result in a migration of its funds to different products paying a higher rate of interest.

Net interest income on a taxable equivalent basis increased $253,000 for the second quarter of 2004 compared to the second quarter of 2003. Average earning assets increased to $285 million during the second quarter of 2004 from $268 million for the second quarter of 2003. The taxable equivalent net interest margin was 3.56% and 3.41% for the three months ended June 30, 2004 and 2003, respectively. The net interest rate spread (the difference between the average yields on earning assets and interest bearing liabilities) was 3.25% for the second quarter of 2004 compared to 3.02% for the comparable period of 2003. The taxable equivalent yield on earning assets declined to 5.13% from 5.39%, a decrease of 26 basis points, during the second quarter of 2004 compared to the second quarter of 2003. This decline was offset by a decrease of 49 basis points in the cost of interest-bearing liabilities to 1.87% from 2.36%.

Net interest income on a taxable equivalent basis increased $650,000 for the first six months of 2004 compared to the same period last year while average earning assets increased $17.1 million to $283.6 million for the first six months of 2004. The yield on earning assets decreased from 5.46% to 5.27%, and the cost of interest bearing liabilities decreased from 2.42% to 1.89%. The taxable equivalent net interest margin improved to 3.68% for the first six months of 2004 compared to 3.43% for the same period in 2003.

OTHER OPERATING INCOME

Changes in various categories of other income are depicted in the table below.

	Three months ended June 30,			Six months ended June 30,
(Expressed in thousands)	2004	2003	% Change	2004	2003	% Change
Trust fees	$138	$135	2.2%	$304	$260	16.9%
Service charges on deposits	333	356	-6.5%	656	609	7.7%
Mortgage servicing fees	46	44	4.5%	92	88	4.5%
Other income (individually less than 1% of total income)	114	144	-20.8%	314	308	1.9%

Subtotal	631	679	-7.1%	1,366	1,265	8.0%
Gain on sale of loans held for sale	27	156	-82.7%	56	293	-80.9%
Securities gains	82	75	9.3%	104	243	-57.2%

Total	$740	$910	-18.7%	$1,526	$1,801	-15.3%

Trust fees increased 16.9% to $304,000 for the first six months of 2004 compared to $260,000 for the comparative period in 2003. For the second quarter of 2004, trust fees increased to $138,000 compared to $135,000 in 2003. The improvement in revenue was the result of a fee increase on trust accounts.

Service charges on deposits increased 7.7% from $609,000 to $656,000 during the six months ended June 30, 2004, compared to the same period in 2003, principally due to the introduction during the second quarter of 2003 of a new product and the implementation of a new service charge. For the second quarter of 2004, service charges on deposits declined 6.5% from $356,000 to $333,000 largely as a result of lower monthly maintenance fees on checking accounts.

Other income increased modestly to $314,000 for the first six months of 2004 compared to $308,000 for the comparative period of 2003. For the second quarter of 2004, other income declined $30,000, or 20.8%, principally due to lower mortgage loan-related fee income.

Mortgage lending volumes declined during the first half of 2004 compared to the same period of 2003 reflecting the cyclical nature of the mortgage lending business. A component of gains on sale of loans held for sale includes capitalized mortgage servicing rights (“MSR”). This right represents the value associated with servicing loans sold in the secondary market. Capitalization of mortgage servicing rights declined to $36,000 for the first six months of 2004 compared to $114,000 for the first six months of 2003 because the volume of loans sold in the secondary market declined. Total gains on sales of loans (including the component for capitalized mortgage servicing rights) decreased 80.9% to $56,000 for the half of 2004 compared to $293,000 for the same period of 2003. Declines in the quarterly comparison were also volume driven. Activity associated with MSR, amortization of MSR and reductions to a valuation allowance established during 2002 to reduce the carrying value of MSR to estimated fair vale is summarized in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(Expressed in thousands)	2004	2003	2004	2003
Servicing rights:
Beginning of the period	$407	$436	$433	$418
Additions (included in gain on sale of loans held for sale)	17	55	36	114
Amortized to expense	(47)	(47)	(92)	(88)

End of period balance	$377	$444	$377	$444

	Three Months Ended June 30,		Six Months Ended June 30,
(Expressed in thousands)	2004	2003	2004	2003
Valuation allowance:
Beginning of the period	$55	$97	$59	$109
Additions expensed	—	—	—	—
Reductions credited to expense	(13)	—	(17)	(12)
Direct write-downs	—	—	—	—

End of period balance	$42	$97	$42	$97

The total outstanding balance of mortgage loans sold without recourse to the Federal Home Loan Mortgage Corporation and with servicing rights retained totaled $70.6 million at June 30, 2004, $72.6 million at December 31, 2003, and $69.6 million at June 30, 2003.

Securities gains for the six months ended June 30, 2004 totaled $104,000 and included $43,000 in gains on sales of equity securities. Securities gains for the six months ended June 30, 2003 totaled $243,000 and included $92,000 in gains on sales of equity securities.

OPERATING EXPENSES

The following table shows the dollar amounts and the percent change in various components of operating expenses.

	Three months ended June 30,			Six months ended June 30,
(Expressed in thousands)	2004	2003	% Change	2004	2003	% change
Salaries and wages	$1,008	$1,020	-1.2%	$2,001	$2,016	-0.7%
Employee benefits	227	242	-6.2%	492	500	-1.6%
Occupancy expense	234	218	7.3%	477	456	4.6%
Furniture and equipment expense	198	195	1.5%	403	391	3.1%
Legal fees	46	29	58.6%	84	60	40.0%
Legal settlements	—	50	-100.0%	0	103	-100.0%
Insurance, including federal deposit insurance	42	52	-19.2%	83	104	-20.2%
Examinations and audits	61	88	-30.7%	122	175	-30.3%
Directors’ fees	59	42	40.5%	116	82	41.5%
Taxes other than payroll and real estate	98	94	4.3%	193	185	4.3%
Supplies and printing	62	63	-1.6%	99	108	-8.3%
Data processing	54	35	54.3%	106	92	15.2%
Advertising	68	68	0.0%	106	89	19.1%
Amortization of mortgage servicing rights, net	33	47	-29.8%	74	76	-2.6%
Other (individually less than 1% of total income)	319	307	3.9%	615	622	-1.1%

Total	$2,509	$2,550	-1.6%	$4,971	$5,059	-1.7%

At June 30, 2004, the Company employed 134 full time equivalent employees. Salaries and wage expense was down slightly for the quarter and six months ended June 30, 2004 compared to the same periods of 2003. Incentive compensation paid for mortgage lending activity was less during 2004 compared to 2003.

Increases in occupancy costs for the periods presented for 2004 compared to 2003 were due to the opening of a loan production office in McMurray, Pennsylvania during 2003, the renewal of a branch office lease, and higher costs for utilities and occupancy insurance.

Legal fees incurred by the Company are principally for fees associated with loan collection efforts, securities matters and general business operations.

Insurance expense included costs for federal deposit insurance premiums, directors’ and officers’ liability insurance, and fidelity bond insurance. Insurance costs decreased 19.2% to $42,000 for the second quarter of 2004 from $52,000 for the same period of 2003. For the six months ended June 30, 2004, this cost decreased 20.2% to $83,000 from $104,000 for the first half of 2003. The decrease was principally related to lower costs associated with directors’ and officers’ liability insurance.

Examination and audit costs decreased 30.7% to $61,000 for the second quarter of 2004 from $88,000 for the same period of 2003. Similar percentage reductions for this expense were realized during the first half of 2004. Beginning in 2004, the Company’s staff performed the internal audit and loan review functions that had previously been outsourced to third party vendors. Consequently, some costs related to examinations and audit expenses are reflected in compensation cost for 2004.

Directors’ fees increased 40.5% to $59,000 for the second quarter of 2004 compared to the $42,000 for the same quarter of 2003. Similar percentage increases for this cost were realized for the first half of 2004. Retainer and attendance fees for directors were increased beginning in 2004.

Data processing expenses increased to $54,000 for the second quarter of 2004 compared to the same quarter of 2003. For the first six months of 2004, data processing expense increased to $106,000 from $92,000 in 2003. The increase in cost was related to telecommunication bandwidth expansion to several of the Company’s branch locations.

SECURITIES

The estimated fair value of securities available for sale at June 30, 2004 and December 31, 2003 are detailed in Note 2 of the quarterly financial statements.

At June 30, 2004, the Company did not own any investments of a single issuer (other than the U.S. Government, its agencies and its sponsored corporations), the value of which exceeded 10% of total shareholders’ equity, or $3,073,000, except for stock in the Federal Home Loan Bank of Cincinnati. The carrying value of this stock was $3,666,000 at June 30, 2004.

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

Details of the activity in the Allowance for Loan Losses are included in Note 3 of the quarterly financial statements. During the second quarter of 2003, the Company recorded benefit for loan loss (a negative loan loss provision) in the amount of $1,350,000 based on loan loss recoveries and improvements to its loan asset quality. This contributed $0.08 per common share (basic and diluted) after income taxes, to the Company’s operating results for the period. Similarly during the second quarter of 2004, the Company recorded a loan loss benefit of $175,000. If the Company continues to experience either low net charge-offs or net recoveries in future periods, improvements in its loan loss rates, and payoffs or significant principal reductions to its classified loans, it is possible that the Company will record additional reductions to its allowance for loan loss through negative loan loss provisions in forthcoming periods. However, there is no assurance that this will occur.

The following table depicts various loan and loan-related statistics.

	Three months ended June 30,		Six months ended June 30,
(Expressed in thousands)	2004	2003	2004	2003
Loans outstanding	$172,947	$137,091	$172,947	$137,091
Average loans	$169,303	$136,906	$164,637	$134,520
Annualized net (charge offs) recoveries as a percent of:
Average loans	0.08%	2.78%	0.06%	1.49%
Allowance for loan losses	4.41%	96.75%	3.27%	50.91%
Allowance for loan losses to:
Total loans at end of period	1.84%	2.87%	1.84%	2.87%
Non-performing assets	158.69%	104.62%	158.69%	104.62%

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

Non-performing assets (Expressed in thousands)	June 30, 2004	Dec. 31, 2003
Non-accrual loans and leases	$1,864	$1,808
Loans 90 days or more past due but accruing interest	18	3
Other real estate owned	120	120

Total	$2,002	$1,931

Non-performing assets as a percent of total assets	0.66%	0.64%

Details of impaired loans and related information are included in Note 3 of the quarterly financial statements.

In addition to the schedule of non-performing assets, management prepares a watch list consisting of loans, which they have determined require closer monitoring to further protect the Company against loss. The balance of loans classified by management as substandard due to delinquency, a change in financial position, or other factors and not included as non-performing assets totaled $7,481,000 at June 30, 2004 and $8,214,000 at December 31, 2003; no loans were classified as doubtful.

LOAN CONCENTRATIONS

The Company uses the Standard Industry Code (SIC) system to determine concentrations of credit risk by industry. Management monitors concentrations of credit as measured by an industry’s total available and outstanding credit balance expressed as a percent of Tier 1 capital. Loan concentrations exceeding 25% of the Bank’s Tier 1 capital are detailed in the following table.

	(Expressed in thousands)
Industry	June 30, 2004	December 31, 2003
Real estate - operators of nonresidential buildings:
Loan balance and available credit	$14,747	$13,588
Percent of tier 1 capital	58.8%	47.9%

Real estate - apartment buildings:
Loan balance and available credit	$9,488	$9,281
Percent of tier 1 capital	37.8%	32.7%

Services - motel, hotel:
Loan balance and available credit	$8,661	$7,653
Percent of tier 1 capital	34.5%	27.0%

The Bank’s Tier 1 capital at June 30, 2004 was $25.1 million, down from $28.4 million at December 31, 2003 following the payment of a special cash dividend of $4.4 million during June 2004. As a consequence, loan concentration percentages were affected by both a dollar increase in loan balances as well as lower Tier 1 capital.

DEFERRED FEDERAL TAX ASSETS

Deferred federal tax assets totaled $4.6 million at June 30, 2004. The deferred federal tax assets include significant balances related to tax loss carryforwards and tax credits. At June 30, 2004, management believes no deferred tax valuation allowance is needed as future estimated taxable income will be sufficient to realize the net deferred tax assets.

LONG-TERM FEDERAL HOME LOAN BANK ADVANCES

Long-term advances at June 30, 2004 from the Federal Home Loan Bank of Cincinnati are summarized in the following table.

(Expressed in thousands)	June 30, 2004
Fixed rate advances with balances due at maturity, maturities ranging from September 2004 through July 2010 and fixed rates ranging from 1.60% to 4.29%, averaging 2.93%	$9,535
Fixed rate advances with quarterly FHLB option to convert to floating rate tied to LIBOR maturing in 2008 and rates ranging from 4.53% to 4.78%, averaging 4.66%	20,000
Fixed rate advance with quarterly FHLB option to convert to floating rate tied to LIBOR in 2005 and maturing in 2009 with rate of 3.16% and a conversion strike rate of 7.50%	5,000
Amortizing balloon advance maturing in 2017 with fixed rate of 4.654%	1,025

Total long-term FHLB advances	$35,560

(LIBOR is the 3 month London Interbank Offered Rate)

CAPITAL RESOURCES

The table below depicts the capital ratios for the Bank and for the Company on a consolidated basis as of June 30, 2004. In addition, the table depicts the regulatory requirements for classification as “adequately capitalized” and “well capitalized” under the regulatory guidelines for Prompt Corrective Action. Tier 1 capital consists principally of shareholders’ equity less goodwill and deferred tax assets, while Tier 2 capital consists of certain debt instruments and a portion of the allowance for loan losses. Total capital consists of Tier 1 and Tier 2 capital.

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(Expressed in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital to risk weighted assets:
Consolidated	$28,719	14.4%	$15,988	8.0%	$19,985	10.0%
Bank	27,596	13.7%	16,122	8.0%	20,152	10.0%
Tier 1 capital to risk weighted assets:
Consolidated	26,212	13.1%	7,994	4.0%	11,991	6.0%
Bank	25,069	12.4%	8,061	4.0%	12,091	6.0%
Tier 1 capital to average assets:
Consolidated	26,212	8.7%	12,091	4.0%	15,114	5.0%
Bank	25,069	8.3%	12,057	4.0%	15,072	5.0%

LIQUIDITY AND CAPITAL RESOURCES

Effective liquidity management involves ensuring that the cash flow requirements of depositors and borrowers, as well as the operating needs of the Company, are met. Funds are available through the operation of the Bank’s branch banking network that gathers demand and retail time deposits. The Bank also acquires funds through repurchase agreements and overnight federal funds that provide additional sources of liquidity. Total deposits decreased $3.5 million, or 1.5%, from December 31, 2003 to June 30, 2004. The Bank’s federal funds sold at June 30, 2004 totaled $3.7 million, up from $2.3 million at December 31, 2003.

Cash flows from the securities portfolio are also a source of liquidity. Proceeds from principal repayments, sales, calls and maturities of investment securities totaled $31 million during the six months ended June 30, 2004. Securities available for sale decreased from $112 million at December 31, 2003 to $98 million at June 30, 2004.

The Bank has an available line of credit with a correspondent bank totaling $4.1million that may be used as an alternative funding source. The Bank also has an unused credit line with the Federal Home Loan Bank for $20 million. All borrowings at the Federal Home Loan Bank are subject to eligible collateral requirements; at June 30, 2004, the Bank had sufficient eligible collateral to utilize the credit line.

The main source of liquidity for the parent company is dividends from the Bank. At June 30, 2004, the parent had cash and marketable securities with an estimated fair value of $754,000. The parent company does not have any debt to third parties. Management believes sufficient liquidity is currently available to meet estimated short-term and long-term funding needs for the Bank and the parent company.

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

None

Item 3. Defaults upon senior securities

None

Item 4. Submission of matters to a vote of security shareholders

The annual meeting of shareholders was held on May 17, 2004. Of the 11,108,902 shares entitled to vote at the meeting, 9,433,853 shares were voted. The results were as follows:

Proposal number 1 – Election of directors

(Term expiring in the Year 2007):

	For	Withhold
John H. Goodman, II	9,376,072	57,781
James R. Miller	9,382,589	51,264
Brian L. Schambach	9,399,473	34,380
Keith A. Sommer	9,378,914	54,939

Proposal number 2 – To ratify the appointment of Crowe Chizek and Company LLC as independent auditors for the year ending December 31, 2004:

For	Against	Abstain
9,373,086	45,619	15,147

The following directors continued in office:

Directors with terms ending in 2005:

Jay A. Beck

David B. Kelley (1)

Tillio P. Petrozzi

Charles A. Wilson, Jr.

(1) Mr. Kelley resigned effective June 19, 2004.

Directors with terms ending in 2006:

David R. Giffin

Terrence A. Lee

Wilbur R. Roat

Item 5. Other information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Articles of Incorporation (1)

3.2	Amendment regarding Series A Preferred Stock (2)

3.3	Amendment regarding number of directors (3)

3.4	Code of Regulations (4)

10.1	Employment Agreement dated December 15, 1999 between Wilbur R. Roat, Belmont Bancorp. and Belmont National Bank (5)

10.2	Employment Agreement dated April 16, 2001 between Michael Baylor, Belmont Bancorp. and Belmont National Bank (6)

10.3	Belmont Bancorp. 2001 Stock Option Plan (7)

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Belmont Bancorp. for the quarter ended June 30, 2004

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Belmont Bancorp. for the quarter ended June 30, 2004

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Belmont Bancorp. for the quarter ended June 30, 2004

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Belmont Bancorp. for the quarter ended June 30, 2004

1.	Filed as an exhibit to the Company’s Registration Statement on Form S-2 filed with the Securities and Exchange Commission on November 16, 1999, and incorporated herein by reference.
2.	Filed as an exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-2 filed with the Securities and Exchange Commission (Registration No. 333-91035) on February 3, 2000 and incorporated herein by reference.
3.	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.
4.	Filed as an exhibit to the Company’s Registration Statement on Form S-2 filed with the Securities and Exchange Commission on November 16, 1999, and incorporated herein by reference.
5.	Filed as an exhibit to the Company’s Annual Report and Form 10-K for the year ended December 31, 1999 (Registration No. 0-12724) and incorporated herein by reference.

6.	Filed as an exhibit to the Company’s Annual Report and Form 10-K for the year ended December 31, 2001 (Registration No. 0-12724) and incorporated herein by reference.
7.	Filed as an exhibit to the Company’s Annual Report and Form 10-K for the year ended December 31, 2000 (Registration No. 0-12724) and incorporated herein by reference.

(b)	Reports on Form 8-K

On April 21, 2004, Belmont Bancorp. furnished a report on Form 8-K under Item 12 reporting the issuance of a press release on April 20, 2004, announcing a regular cash dividend payable on May 14, 2004 to shareholders of record as of April 30, 2004 and earnings for the first quarter of 2004.

On May 18, 2004, Belmont Bancorp. filed a report on Form 8-K under Item 5 reporting the issuance of a press release announcing a special cash dividend of $0.40 per common share payable on June 14, 2004 to shareholders of record as of May 28, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Belmont Bancorp.
(Registrant)

/s/ Wilbur Roat
By:	Wilbur Roat
President & CEO

/s/ Jane Marsh
By:	Jane Marsh
Secretary & Chief Financial Officer

August 13, 2004