Form 10-Q
period 2004-09-30
BELMONT BANCORP
filed 2004-11-12
CIK 726294

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

or

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

Common Stock, $0.25 par value,

11,126,278 shares outstanding

as of October 21, 2004

BELMONT BANCORP.

Quarter Ended September 30, 2004

INDEX

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets – September 30, 2004 and December 31, 2003	3

Consolidated Statements of Income-Three Months Ended September 30, 2004 and September 30, 2003	4

Consolidated Statements of Income-Nine Months Ended September 30, 2004 and September 30, 2003	5

Condensed Consolidated Statements of Cash Flows-Nine Months Ended September 30, 2004 and September 30, 2003	6

Condensed Consolidated Statements of Changes in Shareholders’ Equity Three Months Ended September 30, 2004 and 2003 and Nine Months Ended September 30, 2004 and 2003	7

Notes to the Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosure about Market Risk	22

Item 4. Controls and Procedures	22

Part II – OTHER INFORMATION

Item 1. Legal Proceedings	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3. Defaults upon Senior Securities	22

Item 4. Submission of Matters to a Vote of Security Holders	22

Item 5. Other Information	22

Item 6. Exhibits	22

Signature page	24

Certifications

Belmont Bancorp. and Subsidiaries

Consolidated Balance Sheets

(Unaudited) ($000s except share and per share amounts)

	September 30, 2004	December 31, 2003
Assets
Cash and due from banks	$9,252	$10,722
Interest-bearing deposits in other banks	22	14
Federal funds sold	8,880	2,300

Cash and cash equivalents	18,154	13,036
Loans held for sale	104	255
Securities available for sale at fair value	88,339	112,145
Securities held to maturity (estimated fair value of $270 in 2004 and $273 in 2003)	250	250
Federal Home Loan Bank stock, at cost	3,705	3,594
Federal Reserve Bank stock, at cost	517	517
Loans	173,357	157,528
Less allowance for loan losses	(3,033)	(3,300)

Net loans	170,324	154,228
Premises and equipment, net	6,795	6,111
Deferred federal tax assets	3,961	4,538
Cash surrender value of life insurance	1,374	1,339
Accrued income receivable	1,217	1,366
Other assets	1,988	2,096

Total assets	$296,728	$299,475

Liabilities and Shareholders’ Equity
Liabilities
Non-interest bearing deposits:
Demand	$30,897	$30,632
Interest-bearing deposits:
Demand	30,916	30,357
Savings	96,512	100,034
Time	69,004	74,016

Total deposits	227,329	235,039
Securities sold under repurchase agreements	929	1,403
Long-term Federal Home Loan Bank advances	35,056	25,269
Accrued interest on deposits and other borrowings	265	312
Other liabilities	1,456	1,930

Total liabilities	265,035	263,953

Shareholders’ Equity
Preferred stock - authorized 90,000 shares with no par value; no shares issued or outstanding	—	—
Common stock - $0.25 par value, 17,800,000 shares authorized; 11,153,195 shares issued	2,788	2,788
Additional paid-in capital	17,564	17,556
Retained earnings	11,301	15,285
Treasury stock at cost (26,917 shares at 9/30/04; 44,292 shares at 12/31/03)	(569)	(997)
Accumulated other comprehensive income	609	890

Total shareholders’ equity	31,693	35,522

Total liabilities and shareholders’ equity	$296,728	$299,475

See the Notes to the Consolidated Financial Statements.

Belmont Bancorp. and Subsidiaries

Consolidated Statements of Income

(Unaudited) ($000s except per share amounts)

	For the Three Months Ended September 30,
	2004	2003
Interest and Dividend Income
Loans:
Taxable	$2,606	$2,291
Tax-exempt	45	36
Securities:
Taxable	986	1,100
Tax-exempt	16	20
Dividends	46	44
Federal funds sold	29	15

Total interest and dividend income	3,728	3,506

Interest Expense
Deposits	769	954
Borrowings	360	257

Total interest expense	1,129	1,211

Net interest income	2,599	2,295
Provision (Benefit) for loan losses	(160)	—

Net interest income after provision (benefit) for loan losses	2,759	2,295

Noninterest Income
Trust fees	137	128
Service charges on deposits	351	424
Mortgage servicing fees	44	46
Other operating income	153	65
Securities gains	62	105
Gains on sale of loans held for sale	22	171

Total noninterest income	769	939

Noninterest Expense
Salary and employee benefits	1,331	1,376
Net occupancy expense	231	215
Equipment expense	205	206
Legal fees	41	47
Other operating expenses	789	867

Total noninterest expense	2,597	2,711

Income before income taxes	931	523
Income Tax Expense	248	117

Net Income	$683	$406

Basic and Diluted Earnings per Common Share	$0.06	$0.04

See the Notes to the Consolidated Financial Statements.

Belmont Bancorp. and Subsidiaries

Consolidated Statements of Income

(Unaudited) ($000s except per share amounts)

	For the Nine Months Ended September 30,
	2004	2003
Interest and Dividend Income
Loans:
Taxable	7,552	$6,784
Tax-exempt	121	113
Securities:
Taxable	3,176	3,444
Tax-exempt	51	87
Dividends	134	133
Federal funds sold	49	90

Total interest and dividend income	11,083	10,651

Interest Expense
Deposits	2,312	3,150
Borrowings	1,046	747

Total interest expense	3,358	3,897

Net interest income	7,725	6,754
Provision (Benefit) for loan losses	(335)	(1,350)

Net interest income after provision (benefit) for loan losses	8,060	8,104

Noninterest Income
Trust fees	441	388
Service charges on deposits	1,007	1,033
Mortgage servicing fees	136	134
Other operating income	467	373
Securities gains	166	348
Gains on sale of loans held for sale	78	464

Total noninterest income	2,295	2,740

Noninterest Expense
Salary and employee benefits	3,824	3,892
Net occupancy expense	708	671
Equipment expense	608	597
Legal fees	125	107
Legal settlements expense	—	103
Other operating expenses	2,303	2,400

Total noninterest expense	7,568	7,770

Income before income taxes	2,787	3,074
Income Tax Expense	747	838

Net Income	$2,040	$2,236

Basic and Diluted Earnings per Common Share	$0.18	$0.20

See the Notes to the Consolidated Financial Statements.

Belmont Bancorp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2004 and 2003

(Unaudited) ($000’s)

	2004	2003
Cash from Operating Activities	$3,171	$2,373
Investing Activities
Proceeds from:
Maturities and calls of securities	17,574	14,478
Sales of securities available for sale	13,806	5,960
Principal collected on mortgage-backed securities	15,713	22,964
Sales of loans	90	0
Sales of other real estate owned	141	1,010
Purchases of:
Securities available for sale	(24,416)	(45,268)
Securities held to maturity	0	(250)
Loans	(7,096)	0
Premises and equipment	(1,117)	(279)
Changes in:
Loans, net	(8,755)	(15,367)

Cash from investing activities	5,940	(16,752)

Financing Activities
Changes in:
Deposits	(7,710)	2,511
Repurchase agreements	(474)	(304)
Proceeds from:
Exercise of stock options	71	2
Advances on long-term debt	10,300	4,235
Payments on long-term debt	(513)	(12)
Dividends paid on common stock	(5,667)	(1,111)

Cash from financing activities	(3,993)	5,321

Increase (Decrease) in Cash and Cash Equivalents	5,118	(9,058)
Cash and Cash Equivalents, Beginning of Year	13,036	23,040

Cash and Cash Equivalents at September 30	$18,154	$13,982

Cash payments for interest	$3,405	$3,929
Cash payments for income taxes	25	25
Non-cash transfers from loans to other real estate owned and repossessions	0	1,140

See the Notes to the Consolidated Financial Statements.

Belmont Bancorp. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited) ($000s except share and per share amounts)

	Three Months Ended September 30,
	2004	2003
Balance, beginning of period	$30,730	$36,674
Comprehensive income:
Net income	683	406
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	664	(638)

Total comprehensive income	1,347	(232)
Cash dividends ($0.04 in 2004; $0.13 in 2003)	(445)	(1,444)
Stock options exercised (15,000 shares in 2004)	61	—
Common stock options granted/vested	—	4

Balance, end of period	$31,693	$35,002

	Nine Months Ended September 30,
	2004	2003
Balance, beginning of period	$35,522	$34,757
Comprehensive income:
Net income	2,040	2,236
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	(281)	(562)

Total comprehensive income	1,759	1,674
Cash dividends ($0.51 in 2004; $0.13 in 2003)	(5,667)	(1,444)
Stock options exercised (17,375 shares in 2004; 500 shares in 2003)	71	2
Common stock options granted/vested	8	13

Balance, end of period	$31,693	$35,002

See the Notes to the Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

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

Earnings Per Common Share: Average shares outstanding used to compute basic and diluted earnings per share differ due to stock option grants. The average number of shares outstanding used to compute basic and diluted earnings per share was as follows:

	Basic		Diluted
Average shares outstanding	2004	2003	2004	2003
For the three months ended September 30	11,113,561	11,108,903	11,207,047	11,181,253
For the nine months ended September 30	11,110,889	11,108,632	11,213,486	11,181,674

Comprehensive Income: The components of other comprehensive income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Expressed in thousands)	2004	2003	2004	2003
Unrealized holding gains (losses) arising during the period	$1,068	$(862)	$(259)	$(504)
Reclassification adjustment	(62)	(105)	(166)	(348)

Change in unrealized gains (losses) on securities	1,006	(967)	(425)	(852)
Tax effect	(342)	329	144	290

Other comprehensive income (loss)	$664	$(638)	$(281)	$(562)

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Expressed in thousands except per share amounts)	2004	2003	2004	2003
Net income as reported	$683	$406	$2,040	$2,236
Add: Expense, net of tax, included in net income for options granted below fair value	0	3	5	9
Deduct: Stock-based compensation expense determined under fair value based method	(38)	(40)	(132)	(121)

Pro forma net income	$645	$369	$1,913	$2,124

Basic earnings per share as reported	$0.06	$0.04	$0.18	$0.20
Pro forma basic earnings per share	0.06	0.03	0.17	0.19

Diluted earnings per share as reported	$0.06	$0.04	$0.18	$0.20
Pro forma diluted earnings per share	0.06	$0.03	0.17	$0.19

2. Securities

The estimated fair values of securities available for sale were as follows:

	September 30, 2004
(Expressed in thousands)	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$10,509	$45	$(6)
Tax-exempt obligations of states and political subdivisions	1,211	142	(1)
Taxable obligations of states and political subdivisions	16,373	308	(1)
Mortgage-backed securities	43,551	612	(257)
Collateralized mortgage obligations	7,432	168	(44)
Corporate debt	6,192	89	(108)
Asset-backed securities	92	—	—

Total debt securities	85,360	1,364	(417)
Marketable equity securities	2,979	12	(36)

Total available for sale	$88,339	$1,376	$(453)

	December 31, 2003
(Expressed in thousands)	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$22,688	$291	$(4)
Tax-exempt obligations of states and political subdivisions	1,788	152	—
Taxable obligations of states and political subdivisions	19,426	539	—
Mortgage-backed securities	41,521	670	(249)
Collateralized mortgage obligations	13,247	237	(51)
Corporate debt	9,949	161	(431)
Asset-backed securities	466	2	—

Total debt securities	109,085	2,052	(735)
Marketable equity securities	3,060	49	(18)

Total available for sale	$112,145	$2,101	$(753)

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity are summarized as follows:

	September 30, 2004
(Expressed in thousands)	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt	$250	$20	$0	$270

	December 31, 2003
(Expressed in thousands)	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt	$250	$23	$0	$273

Securities with unrealized losses at September 30, 2004 not recognized in income are as follows:

	Less than 12 months		12 Months or More		Total
(Expressed in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$2,537	$(5)	$100	$(1)	$2,637	$(6)
Obligations of States and Political Subdivisions	1,000	(2)	—	—	1,000	(2)
Mortgage-backed securities	14,978	(67)	7,476	(190)	22,454	(257)
Collateralized mortgage obligations	4,217	(32)	992	(12)	5,209	(44)
Corporate debt	547	(8)	2,579	(100)	3,126	(108)
Marketable equity securities	—	—	2,964	(36)	2,964	(36)

Total temporarily impaired	$23,279	$(114)	$14,111	$(339)	$37,390	$(453)

Unrealized losses on securities have not been recognized into income because management has the intent and ability to hold the securities for the foreseeable future and believes the issuers have the ability to repay their obligations upon maturity.

3. Loans and Allowance for Loan Losses

Loans outstanding are as follows:

	September 30,	December 31,
(Expressed in thousands)	2004	2003
Real estate-construction	$4,447	$5,679
Real estate-mortgage	62,110	57,213
Real estate-secured by nonfarm, nonresidential property	87,707	65,380
Commercial, financial and agricultural	13,889	24,018
Obligations of political subdivisions in the U.S.	1,991	2,236
Installment loans and loans to individuals	3,213	3,002

Loans receivable	$173,357	$157,528

Non-accruing loans amounted to $1,878,000 at September 30, 2004 and $1,808,000 at December 31, 2003. Loans past due 90 days and still accruing interest totaled $3,000 at December 31, 2003; there were no loans past due and accruing interest at September 30, 2004. Most non-accruing loans are also identified as impaired loans in the table below.

Impaired loans were as follows:

(Expressed in thousands)	September 30, 2004	December 31, 2003
Impaired loans with no allocated allowance for loan losses	$7	$58
Impaired loans with allocated allowance for loan losses	1,669	1,673

Total (1)	$1,676	$1,731

Amount of the allowance for loan losses allocated	$418	$524

(1)	Balances are net of nonaccrual interest paid

	Nine Months Ended September 30,
(Expressed in thousands)	2004	2003
Average impaired loans	$1,690	$3,120
Interest income recognized during impairment	0	0
Cash-basis interest income recognized	0	0

Activity in the allowance for loan losses is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
(Expressed in thousands)	2004	2003	2004	2003
Balance, beginning of period	$3,177	$3,940	$3,300	$4,287

Provision (benefit) for loan losses	(160)	0	(335)	(1,350)

Loans charged-off	0	(71)	(93)	(93)
Recoveries on loans previously charged-off	16	166	161	1,191

Net (charge-offs) recoveries	16	95	68	1,098

Balance, end of period	$3,033	$4,035	$3,033	$4,035

The entire allowance represents a valuation reserve which is available for future charge-offs.

4. Stock Option Plan

In May 2001, the Company’s shareholders approved the Belmont Bancorp. 2001 Stock Option Plan (the “Plan”). The Plan authorized the granting of up to 1,000,000 shares of common stock as incentive and nonqualified stock options. Generally, one fourth of an option awarded becomes exercisable on each of the four anniversaries of the date of grant. However, a portion of some options granted in 2001 vested immediately on the date of the grant with the remaining amount vesting over the next three to four years. The option period expires 10 years from the date of grant.

The following is a summary of the activity in the Plan for the nine months ended September 30, 2004:

	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance at January 1, 2004	624,500	368,000	$4.12
Exercised	—	(17,375)	4.08
Forfeitures	36,125	(36,125)	4.66
Granted	—	—

Balance at September 30, 2004	660,625	314,500	$4.06

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In addition to historic information, this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, statements concerning the manner in which the Company intends to conduct its future operations and potential trends that may impact future results of operations. Forward-looking statements are statements other than statements of historical fact, including statements regarding the Company’s expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or other words of similar meaning. Readers should not place undue reliance on forward-looking statements, which reflect management’s opinion only as of the date on which they were made and, due to many factors, are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward looking statements. These factors include general economic conditions which could increase loan losses above loan loss reserves, competition from other banking institutions, financial institutions and nonbank or non-regulated companies or firms that engage in similar activities with significantly greater resources, credit, market, operational, liquidity and interest rate risks, fiscal and monetary policies and legislation impacting future operations and performance and adverse business conditions. Readers should carefully review the risk factors set forth below and other risk factors described in the Company’s reports filed with the Securities and Exchange Commission. Except as required by law, the Company disclaims any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.

RISK FACTORS

•	The Company has recognized substantial loan losses in past years, principally related to loans made under the direction of prior management. The volume of classified loans remains high relative to the Company’s peers. While the Company has created what it believes is an appropriate loan loss allowance, the Company could incur significant additional loan losses in future periods, particularly if general economic conditions or conditions in particular industries in which its loans are concentrated deteriorate.

•	The Company is subject to increasingly vigorous and intense competition from other banking institutions and from various financial institutions and other nonbank or non-regulated companies or firms that engage in similar activities. Many of these institutions have significantly greater resources than the Company. If the Company is unable to compete effectively with existing or new competitors, the loss of competitive position could result in reduced revenues, reduced margins, reduced levels of profitability, and loss of market share.

•	Certain credit, market, operational, liquidity and interest rate risks associated with the Company’s business operations as well as changes in business and economic conditions, competition, fiscal and monetary policies and legislation could impact the future operations and performance of the Company.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the industry in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management.

The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements in the Company’s Annual Report to Shareholders on Form 10-K for the year ended December 31, 2003. These policies, along with the disclosure presented in the other financial statement notes and in management’s discussion and analysis of the financial condition and results of operations of the Company, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses and the valuation of deferred federal tax assets to be accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

The allowance for loan losses represents management’s estimate of probable loan losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents more than half of the assets on the consolidated balance sheet.

The valuation of deferred federal tax assets represents management’s estimate that the Company will have sufficient taxable income in future years to utilize these assets. The deferred federal tax assets at September 30, 2004 are largely comprised of net operating loss and tax credit carryforwards to future periods. The Company’s ability to use these assets is based on its ability to generate taxable income in sufficient amounts to use the operating losses and tax credits before the applicable expiration dates. Forecasting taxable income in future periods requires the use of estimates for loan, investment and deposit levels, loan losses, noninterest income and expenses, the interest rates applicable to earning assets and interest paying liabilities, and unforeseen events that could have a material impact on the Company’s earnings prospects. Actual results in future periods may vary significantly from the forecasts prepared as of the date of the financial statements.

RESULTS OF OPERATIONS

SUMMARY

Belmont Bancorp. (the “Company”), parent company of Belmont National Bank (the “Bank”), reported net income of $683,000, or $0.06 per common share, for the three months ended September 30, 2004, compared to $406,000, or $0.04 per common share, for the three months ended September 30, 2003. For the nine months ended September 30, 2004, the Company earned $2,040,000, or $0.18 per common share, compared to $2,236,000, or $0.20 per common share for the nine months ended September 30, 2003. During the first nine months of 2004 and 2003, the Company recorded benefits related to its allowance for loan loss due to improvements in asset quality and loan loss recoveries. These benefits had a larger impact on earnings during the nine months ended September 30, 2003, when the Company recorded a loan loss benefit of $1,350,000 compared to a loan loss benefit of $335,000 for the nine months ended September 30, 2004. For the three months ended September 30, 2004, the loan loss benefit was $160,000; no loan loss benefit was recorded during the same quarter of 2003.

Total assets at September 30, 2004, were $296.7 million compared to $299.5 million at year-end 2003. Total loans increased to $173.4 million at September 30, 2004, up from $157.5 million at December 31, 2003. Average assets were $301.6 million for the third quarter of 2004, compared to $295.7 million for the third quarter of 2003. Average assets for the nine months ended September 30, 2004 were $304.2 million compared to $291.6 million for the comparable period last year.

Total shareholders’ equity decreased to $31.7 million at September 30, 2004 compared to $35.5 million at year-end 2003 following the payment in June 2004 of a special dividend to shareholders totaling $4.4 million. The Company’s consolidated Tier One capital leverage ratio was 9.0% at September 30, 2004.

NET INTEREST INCOME

Short, intermediate, and long term interest rates remained low relative to historical levels during the periods covered by this report. The Federal Open Market Committee (the “FOMC”), while continuing an accommodative stance, began to increase the targeted federal funds rate in June 2004. Since the beginning of 2001, the targeted federal funds rate was reduced from 6.50% to 1.00% by June 2003 where it remained until the FOMC increased the target to 1.25% at its June 2004 meeting. Subsequently, the FOMC has increased the target in increments of 25 basis points to 1.75%. By late July 2004, interest rates on the 10 year U.S. Treasury note, an indicator of the trend in mortgage interest rates, had increased by approximately 0.70% since the end of March 2004 to 4.58%. By mid October, the yield on the 10 year Treasury note had fallen back to 4.00%. Further federal funds rate increases are anticipated although the expectation for significantly higher interest rates has eased somewhat. Changing interest rates impact the Company through loan refinancing activity, reinvestment opportunities in loans and investments, and financing costs on its deposit base and other borrowings. Because the Company expects its interest earning assets to reprice more quickly than its interest bearing liabilities, higher interest rates should positively impact the Company’s net interest income, while lower interest rates would negatively impact net interest income. The Company has significantly reduced its cost of funds since 2001; there is little room for further reductions. To increase and retain deposits, competitive pressures may prompt the Company to offer deposit products that could result in a migration of its funds to different products paying a higher rate of interest.

Net interest income on a taxable equivalent basis increased $306,000 for the third quarter of 2004 compared to the third quarter of 2003. Average earning assets increased to $281 million during the third quarter of 2004 from $273 million for the third quarter of 2003. The taxable equivalent net interest margin was 3.72% and 3.37% for the three months ended September 30, 2004 and 2003, respectively. The net interest rate spread (the difference between the average yields on earning assets and interest bearing liabilities) was 3.43% for the third quarter of 2004 compared to 3.03% for the comparable period of 2003. The taxable equivalent yield on earning assets increased to 5.31% from 5.13%, an increase of 18 basis points, during the third quarter of 2004 compared to the third quarter of 2003. The cost of interest-bearing liabilities decreased to 1.89% from 2.10% for the comparable periods. Improvements in interest income were the result of larger volumes of earning assets invested in loans which earn higher yields than investments. In combination with a lower cost of funds for the comparative quarters, this resulted in an improvement in the net interest margin.

Net interest income on a taxable equivalent basis increased $956,000 for the first nine months of 2004 compared to the same period last year while average earning assets increased $14 million to $283 million for the first nine months of 2004. The yield on earning assets decreased from 5.35% to 5.28%, and the cost of interest bearing liabilities decreased from 2.31% to 1.89%. The taxable equivalent net interest margin improved to 3.69% for the first nine months of 2004 compared to 3.41% for the same period in 2003. Similar to the net interest margin improvement for the third quarter of 2004, the results for the year-to-date period reflect an improvement in net interest margin due to larger loan balances and a focus on reducing the cost of funds.

OTHER OPERATING INCOME

Changes in various categories of other income are depicted in the table below.

	Three months ended Sept. 30,			Nine Months Ended Sept. 30,
(Expressed in thousands)	2004	2003	% Change	2004	2003	% Change
Trust fees	$137	$128	7.0%	$441	$388	13.7%
Service charges on deposits	351	424	-17.2%	1,007	1,033	-2.5%
Mortgage servicing fees	44	46	-4.3%	136	134	1.5%
Other income (individually less than 1% of total income)	153	65	135.4%	467	373	25.2%

Subtotal	685	663	3.3%	2,051	1,928	6.4%
Gain on sale of loans held for sale	22	171	-87.1%	78	464	-83.2%
Securities gains (losses)	62	105	-41.0%	166	348	-52.3%

Total	$769	$939	-18.1%	$2,295	$2,740	-16.2%

Trust fees increased 13.7% to $441,000 for the first nine months of 2004 compared to $388,000 for the comparative period in 2003. For the third quarter of 2004, trust fees increased to $137,000 compared to $128,000 in 2003. The improvement in revenue was the result of a fee increase on trust accounts.

Service charges on deposits decreased 2.5% from $1,033,000 to $1,007,000 during the nine months ended September 30, 2004, compared to the same period in 2003. For the third quarter of 2004, service charges on deposits declined 17.2% from $424,000 to $351,000 due to lower amounts collected for insufficient funds and lower monthly maintenance fees on checking accounts since the introduction of a free checking account product in June 2003.

Other income increased $94,000, or 25.2%, to $467,000 for the first nine months of 2004 compared to $373,000 for the comparative period of 2003. For the third quarter of 2004, other income increased $88,000, or 135.4%. Contributing to the improvements in other income for the quarter and nine months were gains on sale of other real estate owned, recoveries on previously charged off deposit accounts, and improvements to fees earned on brokerage services.

Mortgage lending volumes declined during the first nine months of 2004 compared to the same period of 2003 reflecting the cyclical nature of the mortgage lending business. A component of gains on sale of loans held for sale includes capitalized mortgage servicing rights (“MSR”). This right represents the value associated with servicing loans sold in the secondary market. Capitalization of mortgage servicing rights declined to $46,000 for the first nine months of 2004 compared to $207,000 for the first nine months of 2003 because the volume of loans sold in the secondary market declined. Total gains on sales of loans (including the component for capitalized mortgage servicing rights) decreased 83.2% to $78,000 for the nine months of 2004 compared to $464,000 for the same period of 2003. Declines in the quarterly comparison were also volume driven. Activity associated with MSR, amortization of MSR, and reductions to a valuation allowance established during 2002 to reduce the carrying value of MSR to estimated fair value is summarized in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Expressed in thousands)	2004	2003	2004	2003
Servicing rights:
Beginning of the period	$377	$444	$433	$418
Additions	10	93	46	207
Amortized to expense	(47)	(52)	(139)	(140)

End of period balance	$340	$485	$340	$485

Valuation allowance:
Beginning of the period	$42	$97	$59	$109
Additions expensed	—	—	—	—
Reductions credited to expense	(2)	(16)	(19)	(28)
Direct write-downs	—	—	—	—

End of period balance	$40	$81	$40	$81

The total outstanding balance of mortgage loans sold without recourse to the Federal Home Loan Mortgage Corporation and with servicing rights retained totaled $68.7 million at September 30, 2004, $72.6 million at December 31, 2003, and $73.4 million at September 30, 2003.

Securities gains for the nine months ended September 30, 2004 totaled $166,000 and included $43,000 in gains on sales of equity securities. Securities gains for the nine months ended September 30, 2003 totaled $348,000 and included $142,000 in gains on sales of equity securities.

OPERATING EXPENSES

The following table shows the dollar amounts and the percent change in various components of operating expenses.

	Three months Ended September 30,			Nine Months Ended September 30,
(Expressed in thousands)	2004	2003	% Change	2004	2003	% Change
Salaries and wages	$1,053	$1,114	-5.5%	$3,054	$3,130	-2.4%
Employee benefits	278	262	6.1%	770	762	1.0%
Occupancy expense	231	215	7.4%	708	671	5.5%
Furniture and equipment expense	205	206	-0.5%	608	597	1.8%
Legal fees	41	47	-12.8%	125	107	16.8%
Legal settlements	—	—	na	—	103	-100.0%
Insurance, including federal deposit insurance	43	39	10.3%	126	143	-11.9%
Examinations and audits	60	95	-36.8%	182	270	-32.6%
Directors’ fees	75	37	102.7%	191	119	60.5%
Taxes other than payroll and real estate	98	84	16.7%	291	269	8.2%
Supplies and printing	41	54	-24.1%	140	162	-13.6%
Data processing	52	30	73.3%	158	122	29.5%
Advertising	62	64	-3.1%	168	153	9.8%
Amortization of mortgage servicing rights, net	45	36	27.8%	120	112	7.1%
Other (individually less than 1% of total income)	313	428	-27.1%	927	1,050	-11.7%

Total	$2,597	$2,711	-4.2%	$7,568	$7,770	-2.6%

Average full time equivalent employees (“FTEs”) for the nine months ended September 30, 2004 totaled 132 compared to 131 FTEs for the same period last year. At September 30, 2004, the Company employed 130 full time equivalent employees. Salaries and wage expense declined for the quarter and nine months ended September 30, 2004 compared to the same periods of 2003. Incentive compensation paid for mortgage lending activity was less during 2004 compared to 2003 due to the slowdown in mortgage lending.

Increases in occupancy costs for the periods presented for 2004 compared to 2003 were due to the opening of a loan production office in McMurray, Pennsylvania during 2003, the renewal of a branch office lease, and higher costs for utilities, general maintenance costs and occupancy insurance.

Legal fees incurred by the Company are principally for fees associated with loan collection efforts, securities matters and general business operations.

Insurance expense included costs for federal deposit insurance premiums, directors’ and officers’ liability insurance, and fidelity bond insurance. Insurance costs increased 10.3% to $43,000 for the third quarter of 2004 from $39,000 for the same period of 2003. For the nine months ended September 30, 2004, this cost decreased 11.9% to $126,000 from $143,000 for the first nine months of 2003. The decrease was principally related to lower costs associated with directors’ and officers’ liability insurance subsequent to the expiration in July 2003 of coverage for tail insurance purchased when the Company changed insurers.

Examination and audit costs decreased 36.8% to $60,000 for the third quarter of 2004 from $95,000 for the same period of 2003. Reductions for this expense were also realized during the first nine months of 2004. Beginning in 2004, the Company’s staff performed the internal audit and loan review functions that had previously been outsourced to third party vendors. Consequently, certain costs related to examinations and audit expenses are reflected in compensation cost for 2004.

Directors’ fees increased 102.7% to $75,000 for the third quarter of 2004 compared to the $37,000 for the same quarter of 2003. Likewise for the first nine months of 2004, directors’ fees increased. Retainer and attendance fees for directors were increased beginning in 2004, and additional meetings were held during 2004, resulting in higher costs.

Data processing expenses increased 73.3% to $52,000 for the third quarter of 2004 compared to $30,000 for the same quarter of 2003. For the first nine months of 2004, data processing expense increased 29.5% to $158,000 from $122,000 in 2003. The increase in cost was related to telecommunication bandwidth expansion to several of the Company’s branch locations.

SECURITIES

The estimated fair value of securities available for sale at September 30, 2004 and December 31, 2003 are detailed in Note 2 of the quarterly financial statements.

At September 30, 2004, the Company did not own any investments of a single issuer (other than the U.S. Government, its agencies and its sponsored corporations), the value of which exceeded 10% of total shareholders’ equity, or $3,169,000, except for stock in the Federal Home Loan Bank of Cincinnati. The carrying value of this stock was $3,705,000 at September 30, 2004.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The Company provides as an expense an amount that reflects the change in probable loan losses. This provision is based on several factors including the growth of the loan portfolio and on historical loss experience. The expense is called the “provision for loan losses” in the Consolidated Statements of Income. Actual losses on loans are charged against the allowance established on the Consolidated Balance Sheets through the provision for loan losses.

Details of the activity in the Allowance for Loan Losses are included in Note 3 of the quarterly financial statements. The Company has recorded benefits for loan losses (a negative loan loss provision) for some of the periods covered by this report based on improvements in the credit quality of its loan portfolio and recoveries on loans previously charged off. These benefits contributed $0.01 per common share (basic and diluted) to earnings per share after income taxes for the third quarter of 2004 and $0.02 per common share to earnings per share for the first nine months of 2004. The benefit for the first nine months of 2003 contributed $0.08 per common share (basic and diluted) after income taxes, to the Company’s operating results for the period. If the Company continues to experience either low net charge-offs or net recoveries in future periods, improvements in its loan loss rates, and payoffs or significant principal reductions to its classified loans, it is possible that the Company will record additional reductions to its allowance for loan loss through negative loan loss provisions in forthcoming periods. However, there is no assurance that this will occur.

The following table depicts various loan and loan-related statistics.

	Three months ended September 30,		Nine months ended September 30,
(Expressed in thousands)	2004	2003	2004	2003
Loans outstanding	$173,357	$146,340	$173,357	$146,340
Average loans	$173,139	$142,413	$167,471	$137,151
Annualized net (charge offs) recoveries as a percent of:
Average loans	0.04%	0.27%	0.05%	1.07%
Allowance for loan losses	2.11%	9.42%	2.99%	36.28%
Allowance for loan losses to:
Total loans at end of period	1.75%	2.76%	1.75%	2.76%
Non-performing assets	161.50%	143.39%	161.50%	143.39%

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

Non-performing assets (Expressed in thousands)	Sept. 30, 2004	Dec. 31, 2003
Non-accrual loans and leases	$1,878	$1,808
Loans 90 days or more past due but accruing interest	0	3
Other real estate owned	0	120

Total	$1,878	$1,931

Details of impaired loans and related information are included in Note 3 of the quarterly financial statements.

In addition to the schedule of non-performing assets, management prepares a watch list consisting of loans, which they have determined require closer monitoring to further protect the Company against loss. The balance of loans classified by management as substandard due to delinquency, a change in financial position, or other factors and not included as non-performing assets totaled $6,385,000 at September 30, 2004 and $8,214,000 at December 31, 2003; no loans were classified as doubtful.

LOAN CONCENTRATIONS

The Company uses the Standard Industry Code (SIC) system to determine concentrations of credit risk by industry. Management monitors concentrations of credit as measured by an industry’s total available and outstanding credit balance expressed as a percent of Tier 1 capital. Loan concentrations exceeding 25% of the Bank’s Tier 1 capital are detailed in the following table.

	(Expressed in thousands)
Industry	September 30, 2004	December 31, 2003
Real estate - operators of nonresidential buildings:
Loan balance and available credit	$17,293	$13,588
Percent of tier 1 capital	67.5%	47.9%

Real estate - apartment buildings:
Loan balance and available credit	$9,239	$9,281
Percent of tier 1 capital	36.1%	32.7%

Services - motel, hotel:
Loan balance and available credit	$6,980	$7,653
Percent of tier 1 capital	27.2%	27.0%

The Bank’s Tier 1 capital at September 30, 2004 was $25.6 million, down from $28.4 million at December 31, 2003 following the payment of a special cash dividend of $4.4 million during June 2004. As a consequence, loan concentration percentages were affected by both a dollar increase in loan balances as well as lower Tier 1 capital.

DEFERRED FEDERAL TAX ASSETS

Deferred federal tax assets totaled $4.0 million at September 30, 2004. The deferred federal tax assets include significant balances related to tax loss carryforwards and tax credits. At September 30, 2004, management believes no deferred tax valuation allowance is needed as future estimated taxable income will be sufficient to realize the net deferred tax assets.

LONG-TERM FEDERAL HOME LOAN BANK ADVANCES

Long-term advances at September 30, 2004 from the Federal Home Loan Bank of Cincinnati are summarized in the following table.

(Expressed in thousands)	Sept. 30, 2004
Fixed rate advances with balances due at maturity, maturities ranging from September 2005 through July 2010 and fixed rates ranging from 2.13% to 4.29%, averaging 3.01%	$9,035
Fixed rate advances with quarterly FHLB option to convert to floating rate tied to LIBOR maturing in 2008 and rates ranging from 4.53% to 4.78%, averaging 4.66%	20,000
Fixed rate advance with FHLB option to convert to floating rate tied to LIBOR in 2005 and maturing in 2009 with rate of 3.16% and a conversion strike rate of 7.50%	5,000
Amortizing balloon advance maturing in 2017 with fixed rate of 4.654%	1,021

Total long-term FHLB advances	$35,056

(LIBOR is the 3 month London Interbank Offered Rate)

Total borrowings from the Federal Home Loan Bank increased to $35.1 million at September 30, 2004 from $25.3 million at year end 2003. The Company used approximately $8.3 million in new borrowings during 2004 to purchase investment securities and $2 million in new borrowings to fund mortgage loans originated and retained in its loan portfolio.

CAPITAL RESOURCES

The tables below depict the capital ratios for the Bank and for the Company on a consolidated basis as of September 30, 2004 and December 31, 2003. In addition, the tables depict the regulatory requirements for classification as “adequately capitalized” and “well capitalized” under the regulatory guidelines for Prompt Corrective Action. Tier 1 capital consists principally of shareholders’ equity less goodwill and deferred tax assets, while Tier 2 capital consists of certain debt instruments and a portion of the allowance for loan losses. Total capital consists of Tier 1 and Tier 2 capital.

As of September 30, 2004:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(Expressed in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital to risk weighted assets:
Consolidated	$29,216	14.9%	$15,701	8.0%	$19,627	10.0%
Bank	28,093	14.2%	15,811	8.0%	19,764	10.0%
Tier 1 capital to risk weighted assets:
Consolidated	26,755	13.6%	7,851	4.0%	11,776	6.0%
Bank	25,616	13.0%	7,906	4.0%	11,859	6.0%
Tier 1 capital to average assets:
Consolidated	26,755	9.0%	11,867	4.0%	14,834	5.0%
Bank	25,616	8.7%	11,835	4.0%	14,794	5.0%

As of December 31, 2003:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective
(Expressed in thousands)	Amount	Ratio	Amount	Ratio	Action Regulations
Total risk based capital to risk weighted assets:
Consolidated	$31,893	16.7%	$15,301	8.0%	$19,126	10.0%
Bank	30,794	15.9%	15,504	8.0%	19,380	10.0%

Tier 1 capital to risk weighted assets:
Consolidated	$29,491	15.4%	$7,650	4.0%	$11,475	6.0%
Bank	28,361	14.6%	7,752	4.0%	11,628	6.0%

Tier 1 leverage ratio:
Consolidated	$29,491	10.1%	$11,732	4.0%	$14,665	5.0%
Bank	28,361	9.7%	11,713	4.0%	14,641	5.0%

LIQUIDITY AND CAPITAL RESOURCES

Effective liquidity management involves ensuring that the cash flow requirements of depositors and borrowers, as well as the operating needs of the Company, are met. Funds are available through the operation of the Bank’s branch banking network that gathers demand and retail time deposits. The Bank also acquires funds through repurchase agreements and overnight federal funds that provide additional sources of liquidity. Total deposits decreased $7.7 million, or 3.3%, from December 31, 2003 to September 30, 2004. The Bank’s federal funds sold at September 30, 2004 totaled $8.9 million, up from $2.3 million at December 31, 2003.

Cash flows from the securities portfolio are also a source of liquidity. Proceeds from principal repayments, sales, calls and maturities of investment securities totaled $47 million during the nine months ended September 30, 2004. Securities available for sale decreased from $112 million at December 31, 2003 to $88 million at September 30, 2004.

The Bank has an available line of credit with a correspondent bank totaling $4.1million that may be used as an alternative funding source. The Bank also has an unused credit line with the Federal Home Loan Bank for $20 million. All borrowings at the Federal Home Loan Bank are subject to eligible collateral requirements; at September 30, 2004, the Bank had sufficient eligible collateral to utilize the credit line.

The main source of liquidity for the parent company is dividends from the Bank. At September 30, 2004, the parent had cash and marketable securities with an estimated fair value of $795,000. The parent company does not have any debt to third parties. Management believes sufficient liquidity is currently available to meet estimated short-term and long-term funding needs for the Bank and the parent company.

The approval of the Comptroller of the Currency is required to pay dividends if the total of all dividends declared by a national bank in any calendar year exceeds the total of its retained net profits for the current year plus the two preceding years. Under this formula at December 31, 2003, the Bank could declare dividends in 2004 without the approval of the Comptroller of the Currency of approximately $6,522,000 plus an additional amount equal to the Bank’s net profit for 2004 up to the date of any such dividend declaration. At September 30, 2004, the Company had paid dividends totaling $5,667,000, including a special dividend of $4,445,000. Dividends from the subsidiary bank are the primary source of funds to pay dividends to the shareholders of Belmont Bancorp.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 3 has been disclosed in Item 7A of the Company’s Annual Report to Shareholders on Form 10-K for the year ended December 31, 2003. Despite changes in the balance sheet since December 31, 2003, there has been no material change in the disclosure regarding market risk.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

3.1	Articles of Incorporation (1)

3.2	Amendment regarding Series A Preferred Stock (2)

3.3	Amendment regarding number of directors (3)

3.4	Code of Regulations (4)

10.1	Employment Agreement dated December 15, 1999 between Wilbur R. Roat, Belmont Bancorp. and Belmont National Bank (5)

10.2	Employment Agreement dated April 16, 2001 between Michael Baylor, Belmont Bancorp. and Belmont National Bank (6)

10.3	Belmont Bancorp. 2001 Stock Option Plan (7)

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Belmont Bancorp. for the quarter ended September 30, 2004

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Belmont Bancorp. for the quarter ended September 30, 2004

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Belmont Bancorp. for the quarter ended September 30, 2004

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Quarterly Report on Form 10-Q of Belmont Bancorp. for the quarter ended September 30, 2004

1.	Filed as an exhibit to the Company’s Registration Statement on Form S-2 filed with the Securities and Exchange Commission on November 16, 1999, and incorporated herein by reference.
2.	Filed as an exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-2 filed with the Securities and Exchange Commission (Registration No. 333-91035) on February 3, 2000 and incorporated herein by reference.
3.	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.
4.	Filed as an exhibit to the Company’s Registration Statement on Form S-2 filed with the Securities and Exchange Commission on November 16, 1999, and incorporated herein by reference.
5.	Filed as an exhibit to the Company’s Annual Report and Form 10-K for the year ended December 31, 1999 (Registration No. 0-12724) and incorporated herein by reference.
6.	Filed as an exhibit to the Company’s Annual Report and Form 10-K for the year ended December 31, 2001 (Registration No. 0-12724) and incorporated herein by reference.
7.	Filed as an exhibit to the Company’s Annual Report and Form 10-K for the year ended December 31, 2000 (Registration No. 0-12724) and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Belmont Bancorp.
(Registrant)

By:	/s/ Wilbur Roat
Wilbur Roat
President & CEO

By:	/s/ Jane Marsh
Jane Marsh
Secretary & Chief Financial Officer

November 12, 2004