Form 10-K
period 2004-12-31
BELMONT BANCORP
filed 2005-03-31
CIK 726294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting stock held by nonaffiliates of the registrant at June 30, 2004: $56,368,273

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,126,278 shares

Documents Incorporated by Reference:

None.

PART 1

ITEM 1. BUSINESS

General

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

A substantial portion of the Company’s cash revenue is dividends paid by its subsidiary bank. These dividends are subject to various regulatory restrictions as summarized in Note 15 of the Company’s Consolidated Financial Statements.

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

ITEM 2. PROPERTIES

BNB operates a network of twelve full service branches located in Belmont, Harrison and Tuscarawas Counties in Ohio and Ohio County in West Virginia. In addition to its main office in the Woodsdale section of Wheeling, West Virginia, BNB operates a branch in the Elm Grove section of Wheeling. Locations in Belmont County, Ohio include three branch offices in St. Clairsville and offices in Bridgeport, Lansing, Shadyside, and Bellaire. BNB’s West Main Street office in downtown St. Clairsville serves as the location for the Company’s and the Bank’s executive, administrative, finance and operations functions. The Harrison County branch is located in Cadiz, Ohio. In Tuscarawas County, Ohio, BNB operates two full service offices in New Philadelphia, Ohio. In Washington County, Pennsylvania, BNB operates a loan production office.

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

During February 2005, the Board of Directors approved closing three full service branch offices located in Bellaire and Lansing, Ohio, and in the Elm Grove section of Wheeling, West Virginia. An official 90 day advance notification was filed with the Licensing Manager of the Comptroller of the Currency as required by that office. The customer accounts of each branch office will be consolidated into existing full service branch offices each located no more than four miles from the closed office. The branch closings are expected to be complete after the close of business on June 3, 2005.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2004 to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Belmont Bancorp.’s common stock has a par value of $0.25 and, since October 1994, has been traded on the Nasdaq SmallCap market.

The number of shareholders of record for the Company’s stock as of March 1, 2005, was 967. The closing price of Belmont stock on February 28, 2005, was $6.04 per share.

High and low market prices and dividend information for the past two years for Belmont’s common stock are depicted in the following tables.

2004				2003
Quarter	High	Low	Dividend per Share	Quarter	High	Low	Dividend per Share
1st	$6.500	$5.060	$0.03	1st	$5.500	$4.000	$0.00
2nd	$7.000	$5.350	0.44	2nd	$5.750	$4.200	0.00
3rd	$6.350	$5.360	0.04	3rd	$5.200	$4.570	0.13
4th	$6.300	$5.010	0.04	4th	$6.000	$5.010	0.00

Total			$0.55	Total			$0.13

Information regarding the limitations on dividends available to be paid can be located in Note 15 of the Notes to the Consolidated Financial Statements in the Company’s financial statements beginning on page F-1 (Item 8).

Treasury stock is accounted for using the cost method. There were 26,917 shares held in treasury on December 31, 2004 and 44,292 shares on December 31, 2003.

ITEM 6. SELECTED FINANCIAL DATA

The data presented herein should be read in conjunction with the audited Consolidated Financial Statements beginning on page F-1.

Consolidated Five Year Summary of Operations

For the Years Ended December 31, 2004, 2003, 2002, 2001 and 2000

($000s except per share data)

	2004	2003	2002	2001	2000
Interest and dividend income	$14,905	$14,236	$15,277	$18,131	$19,137
Interest expense	4,500	5,053	6,360	9,810	10,702

Net interest income	10,405	9,183	8,917	8,321	8,435
Provision (benefit) for loan losses	(555)	(1,350)	(1,029)	(600)	242

Net interest income after provision (benefit) for loan losses	10,960	10,533	9,946	8,921	8,193
Securities gains (losses)	166	348	27	(120)	4
Gain (loss) on sale of real estate	22	(37)	(5)	11	—
Gain (loss) on sale of loans and loans held for sale	99	492	278	281	(40)
Interest on federal tax refund	—	—	—	—	256
Legal settlements	—	—	6,311	—	—
Other operating income	2,692	2,818	2,089	2,317	2,163
Operating expenses	10,373	10,369	11,839	12,690	9,870

Income (loss) before income taxes	3,566	3,785	6,807	(1,280)	706
Income taxes (benefit)	865	1,007	810	(865)	(680)

Net income (loss)	$2,701	$2,778	$5,997	$(415)	$1,386

Basic and diluted earnings (loss) per common share	$0.24	$0.25	$0.54	$(0.04)	$0.16
Cash dividend declared per share	0.55	0.13	—	—	—
Book value per common share	2.84	3.20	3.13	2.33	2.31

Total loans	$174,838	$157,528	$130,759	$115,674	$129,876
Total assets	302,361	299,475	289,468	288,856	281,788
Total deposits	232,477	235,039	230,243	238,486	231,686
Long term borrowings	35,051	25,269	21,050	20,000	20,000
Total shareholders’ equity	31,558	35,522	34,757	25,846	25,602

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The data presented in this discussion should be read in conjunction with the audited consolidated financial statements beginning on page F-1.

FORWARD-LOOKING STATEMENTS

In addition to historic information, this annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, statements concerning the manner in which the Company intends to conduct its future operations and potential trends that may impact future results of operations. Forward-looking statements are statements other than statements of historical fact, including statements regarding the Company’s expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or other words of similar meaning. Readers should not place undue reliance on forward-looking statements, which reflect management’s opinion only as of the date on which they were made and, due to many factors, are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward looking statements. These factors include general economic conditions which could increase loan losses above loan loss reserves, competition from other banking institutions, financial institutions and nonbank or non-regulated companies or firms that engage in similar activities with significantly greater resources, credit, market, operational, liquidity and interest rate risks, fiscal and monetary policies and legislation impacting future operations and performance and adverse business conditions. Readers should carefully review the risk factors set forth below and other risk factors described in the Company’s reports filed with the Securities and Exchange Commission. Except as required by law, the Company disclaims any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.

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

The valuation of deferred federal tax assets represents management’s judgment that the Company will have sufficient taxable income in future years to utilize these assets. The deferred federal tax assets at December 31, 2004 are largely comprised of net operating loss and tax credit carryforwards to future periods. The Company’s ability to use these assets is based on its ability to generate taxable income in sufficient amounts to use the operating losses and tax credits before the applicable expiration dates. Forecasting taxable income in future periods requires the use of estimates for loan, investment and deposit levels, loan losses, noninterest income and expenses, the interest rates applicable to earning assets and interest paying liabilities, and unforeseen events that could have a material impact on the Company’s earnings prospects. Actual results in future periods may vary significantly from the forecasts prepared as of the date of the financial statements.

RESULTS OF OPERATION

Summary

Belmont Bancorp. reported net income of $2,701,000, or $0.24 per common share, for the year ended December 31, 2004, compared to $2,778,000, or $0.25 per common share, for the year ended December 31, 2003. For the fourth quarter of 2004, the Company reported net income of $661,000, or $0.06 per common share, versus $542,000, or $0.05 per common share, for the fourth quarter of 2003. During 2002, the Company earned $5,997,000, or $0.54 per common share. Earnings for 2002 were positively impacted by proceeds from a legal settlement.

Earnings during each of the past three years were positively impacted by recoveries on loans previously charged-off and improvements to the credit quality of the loan portfolio. For 2004, the Company recorded a negative loan loss provision totaling $555,000 to reduce the amount of its allowance for loan loss; the after-tax effect was to increase net income by $366,000. Likewise in 2003, the Company recorded a negative loan loss provision in the amount of $1,350,000. The after-tax effect of this transaction was to increase net income by $891,000. During 2002, the Company recorded negative loan loss provisions totaling $1,029,000; the after-tax effect was to increase net income for 2002 by $679,000. Additional information is discussed below under the heading, “Provision and Allowance for Loan Losses”.

During 2002, the Company resolved a number of legal actions resulting in gross settlement proceeds before expenses of $6,311,000. Various expenses related to the legal actions during 2002 totaled $1,168,000. The Company also incurred substantial expenses related to litigation during 2001.

Aided by low interest rates during 2002, the Company reduced the amount of tax-exempt securities held in its investment portfolio. This restructure was completed to ensure that the Company can utilize net operating loss and tax credit carryforwards in future years. As a result, the Company and Bank eliminated a deferred tax asset valuation allowance of $1,000,000. The elimination of the deferred tax asset valuation allowance contributed $1,000,000 to net income during 2002.

The following table depicts the Company’s performance for the past three years.

($000s) except per share data	2004	2003	2002
Income before income taxes	$3,566	$3,785	$6,807
Net income	$2,701	$2,778	$5,997

Basic and diluted earnings per common share	$0.24	$0.25	$0.54

Return on average assets	0.89%	0.95%	2.10%
Return on average total equity	8.21%	7.86%	19.82%

During December 2004, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with Sky Financial Group, Inc. (“Sky Financial”). The proposed transaction, which is subject to regulatory approval and the approval of the Company’s shareholders, involves the acquisition and merger of the Company with and into Sky Financial with Sky Financial being the survivor of the holding company merger. Shortly after the holding company merger, Sky Financial intends to merge Belmont National Bank with and into Sky Bank, with Sky Bank being the survivor of the bank merger. The parties anticipate that, subject to obtaining necessary approvals, the holding company merger will occur on or about June 1, 2005, and the bank merger will occur on or about June 3, 2005.

In exchange for their shares, the shareholders of the Company may elect to receive one of the following, subject to certain adjustments: (a) shares of Sky Financial common stock based upon a fixed exchange ratio of 0.219 shares of Sky Financial common stock for each share of the Company’s common stock, (b) cash in the amount of $6.15 for each share of the Company’s common stock, or (c) a combination of Sky Financial shares and cash, each at the respective exchange ratios described above. Although the consideration that an individual shareholder receives depends on the shareholder’s election, in the aggregate 72.5% of the Company’s outstanding common shares will be exchanged for Sky Financial common stock and 27.5% of the Company’s outstanding common shares will be exchanged for cash.

Additional information regarding the proposed merger is discussed in Note 24 of the Consolidated Financial Statements.

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

The Consolidated Average Balance Sheets and Analysis of Net Interest Income compare interest revenue and interest-earning assets outstanding with interest cost and liabilities outstanding for the years ended 2004, 2003, and 2002, and compute net interest income, net interest margin and net interest rate spread for each period. All three of these measures are reported on a taxable equivalent basis computed using a 34% effective federal tax rate. Loan fees included in interest income were $317,000 in 2004, $616,000 in 2003, and $513,000 in 2002. Nonaccrual loans and loans held for sale have been included in the average loan balances. Average outstanding securities balances are based upon amortized cost excluding any unrealized gains or losses on securities available for sale.

Consolidated Average Balance Sheets and Analysis of Net Interest Income

For the Years Ended December 31 (Taxable Equivalent Basis)

	2004			2003			2002
(Expressed in thousands)	Average Out- standing	Revenue/ Cost	Average Yield/ Rate	Average Out- standing	Revenue/ Cost	Average Yield/ Rate	Average Out- standing	Revenue/ Cost	Average Yield/ Rate
Assets
Interest-earning assets:
Loans	$168,883	$10,506	6.22%	$140,330	$9,347	6.66%	$120,484	$9,009	7.48%
Securities:
Taxable	104,399	4,298	4.12%	118,249	4,740	4.01%	108,728	5,205	4.79%
Exempt from income tax	1,350	100	7.41%	2,113	162	7.67%	18,003	1,272	7.07%
Federal funds sold	7,521	112	1.49%	10,258	111	1.08%	17,173	275	1.60%

Total interest-earning assets	282,153	$15,016	5.32%	270,950	$14,360	5.30%	264,388	$15,761	5.96%

Cash and due from banks	8,505			8,598			8,532
Other assets	15,512			16,356			17,222
Market value appreciation (depreciation) of securities available for sale	813			1,787			(31)
Allowance for loan loss	(3,238)			(4,187)			(5,206)

Total Assets	$303,745			$293,504			$284,905

Liabilities
Interest bearing liabilities:
Interest checking	$31,301	$158	0.50%	$29,305	$170	0.58%	$27,570	$242	0.88%
Savings	97,261	671	0.69%	98,594	1,205	1.22%	89,045	1,614	1.81%
Other time deposits	71,597	2,263	3.16%	75,311	2,647	3.51%	86,097	3,558	4.13%
Other borrowings	36,407	1,408	3.87%	23,555	1,031	4.38%	21,380	946	4.42%

Total interest-bearing liabilities	236,566	$4,500	1.90%	226,765	$5,053	2.23%	224,092	$6,360	2.84%

Demand deposits	32,037			29,029			28,277
Other liabilities	2,237			2,363			2,276

Total liabilities	270,840			258,157			254,645

Shareholders’ Equity	32,905			35,347			30,260

Liabilities & Shareholders’ Equity	$303,745			$293,504			$284,905

Net interest income margin on a taxable equivalent basis		$10,516	3.73%		$9,307	3.43%		$9,401	3.56%

Net interest rate spread			3.42%			3.07%			3.12%

Interest-bearing assets to interest-earning liabilities			119.27%			119.48%			117.98%

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

Analysis of Net Interest Income Changes

Taxable Equivalent Basis

	2004 Compared to 2003				2003 Compared to 2002
(Expressed in thousands)	Volume	Yield	Mix	Total	Volume	Yield	Mix	Total
Increase (decrease) in interest income:
Loans	$1,902	$(617)	$(126)	$1,159	$1,484	$(984)	$(162)	$338
Securities:
Taxable	(555)	128	(15)	(442)	456	(847)	(74)	(465)
Exempt from income taxes	(58)	(5)	1	(62)	(1,123)	108	(95)	(1,110)
Federal funds sold	(30)	42	(11)	1	(111)	(89)	36	(164)

Total interest income change	1,259	(452)	(151)	656	706	(1,812)	(295)	(1,401)

Increase (decrease) in interest expense:
Interest checking	12	(22)	(1)	(11)	15	(82)	(5)	(72)
Savings	(16)	(525)	7	(534)	173	(526)	(56)	(409)
Other time deposits	(131)	(267)	13	(385)	(446)	(532)	67	(911)
Other borrowings	563	(120)	(66)	377	96	(10)	(1)	85

Total interest expense change	428	(934)	(47)	(553)	(162)	(1,150)	5	(1,307)

Increase (decrease) in net interest income on a taxable equivalent basis	$831	$482	$(104)	$1,209	$868	$(662)	$(300)	$(94)

Decrease in taxable equivalent adjustment				13				360

Net interest income change				$1,222				$266

Short, intermediate, and long term interest rates remained low relative to historical levels during the periods covered by this report. The Federal Open Market Committee (the “FOMC”), while continuing an accommodative stance, began to increase the targeted federal funds rate during 2004. Since the beginning of 2001, the targeted federal funds rate was reduced from 6.50% to 1.00% by June 2003. In June 2004, the FOMC began to increase the targeted federal funds rate with successive rate increases of 25 basis points, and by December 2004, the target had increased to 2.25%. Despite the rise in short term interest rates, longer term interest rates remain low as the yield curve flattened. While interest rates through the five year maturity increased from year-end 2003 to year-end 2004, interest rates on the 10 year U.S. Treasury note was nearly unchanged, and the 30 year U.S. Treasury bond was down 23 basis points. Additional federal funds rate increases are anticipated during 2005 although the expectation for significantly higher interest rates has eased somewhat. The 10 year U.S. Treasury note is an indicator of the trend in mortgage interest rates. Changing interest rates impact the Company through loan refinancing activity, reinvestment opportunities in loans and investments, and financing costs on its deposit base and other borrowings. Because the Company expects its interest earning assets to reprice more quickly than its interest bearing liabilities, higher interest rates should positively impact the Company’s net interest income, while lower interest rates would negatively impact net interest income. The Company has significantly reduced its cost of funds since 2001; there is little room for further reductions. To increase and retain deposits, competitive pressures may prompt the Company to offer deposit products that could result in a migration of its funds to different products paying a higher rate of interest.

The taxable equivalent yield on earning assets increased to 5.32% for the year ended 2004 compared to 5.30% in 2003. The yield on earning assets in 2002 was 5.96%. The cost of interest-bearing liabilities fell to 1.90% for the year ended 2004 compared to 2.23% in 2003, a decline of 33 basis points. The cost of interest-bearing liabilities was 2.84% during 2002. The Company’s net interest margin improved to 3.73% in 2004 from 3.43% in 2003. On a linked quarter basis, the net interest margin increased from 3.72% for the third quarter of 2004 to 3.89% for the fourth quarter of 2004. The net interest margin for 2002 was 3.56%.

The Company’s taxable equivalent net interest income increased 13.0% to $10,516,000 in 2004 from $9,307,000 in 2003. Average total interest-earning assets increased to $282.2 million in 2004 from $271.0 million in 2003 and $264.4 million in 2002. Average loans increased to $168.9 million during 2004 compared to $140.3 million in 2003. Average securities exempt from income tax declined to $1.4 million for 2004 compared to $2.1 million during 2003 and $18.0 million during 2002.

Average total interest-bearing liabilities increased to $236.6 million during 2004 compared to $226.8 million during 2003 and $224.1 million during 2002. Other borrowings increased to $36.4 million during 2004 from $23.6 million during 2003 and $21.4 million during 2002. Interest-bearing checking and savings accounts increased to $128.6 million in 2004 compared to $127.9 million in 2003 and $116.6 million in 2002. Average time deposits fell to $71.6 million during 2004 compared to $75.3 in 2003 and $86.1 million in 2002.

Other Operating Income

Changes in various categories of other income are depicted in the following table:

(Expressed in thousands)	2004	Change	2003	Change	2002
Trust income	$593	8.4%	$547	14.7%	$477
Service charges on deposits	1,339	-4.8%	1,407	53.3%	918
Gain on sale of loans and loans held for sale	99	-79.9%	492	77.0%	278
Legal settlements	—	na	—	-100.0%	6,311
Mortgage servicing fees	185	2.8%	180	13.2%	159
Other income (individually less than 1% of total income)	597	-7.7%	647	22.1%	530

Subtotal	2,813	-14.1%	3,273	-62.3%	8,673
Securities gains	166	-52.3%	348	1188.9%	27

Total	$2,979	-17.7%	$3,621	-58.4%	$8,700

Trust fees are affected by the valuation of the stock market because most fees are assessed based on market values. Stocks rose for the second straight year during 2004. Trust fees increased 8.4% to $593,000 from $547,000 in 2003. Trust fees increased 14.7% from 2002 to 2003 as the result of market conditions and an increase in the trust fee schedule.

Service charges on deposits totaled $1,339,000 for 2004 compared to $1,407,000 for 2003 and $918,000 for 2002. The increase in service charges for 2003 was principally due to the introduction during the second quarter of a new product and the implementation of a new service charge. Monthly account maintenance fees were down $66,000 for 2004 compared to 2003; a free-checking account product was introduced during 2003.

Mortgage lending volumes slowed during 2004 compared to the solid mortgage loan demand experienced during 2003 when refinancing activity was strong. The Company sells some of its mortgage loan production to the secondary market with servicing rights retained. Generally, the Company receives a 25 basis point service fee to process mortgage loan payments and administer insurance, real estate taxes and collections on loans it sells. A component of gains on sale of loans and loans held for sale includes capitalized mortgage servicing rights. This right represents the value associated with servicing those loans sold in the secondary market. Capitalization of mortgage servicing rights totaled $54,000 for 2004, $220,000 for 2003, and $166,000 for 2002. Mortgage servicing fees increased to $185,000 for 2004, $180,000 for 2003, and $159,000 for 2002 corresponding to the increase in total loans serviced for others during these periods. Future increases to mortgage servicing fees are largely dependent upon the volume of mortgage loans originated and sold in the secondary market.

Included in noninterest income for the year ended 2002 was $6.3 million in proceeds from legal settlements. During December 2001, the Company reached a comprehensive legal settlement wherein the Company resolved five lawsuits, including a costly derivative action. Each case, concluded as a result of the comprehensive settlement, was either directly or indirectly related to loan losses incurred by the Company during 1998 and 1999.

Other income includes, among other miscellaneous items, commissions and fees unrelated to loan origination, brokerage fees, loan documentation preparation fees, rental income, and check printing charges. Other income decreased 7.7% to $597,000 for 2004 from $647,000 for 2003. Loan documentation fees declined $56,000 during 2004 compared to 2003 due to lower mortgage lending volume. Other income increased 22.1% for 2003 compared to 2002. Contributing to the increase in other income from 2002 to 2003 were increases in brokerage fees totaling $41,000 and restitution payments received from a former employee totaling $102,000.

Securities gains realized during 2004 totaled $166,000 compared to $348,000 in 2003. Gains recorded during 2003 included gains on sales of equity securities of $142,000. During 2002, the Company sold approximately $29 million in tax-exempt municipal bonds for an aggregate loss of $212,000. Other gains realized through investment sales resulted in net securities gains of $27,000 for the year ended 2002. Calls and maturities of bonds totaled approximately $21 million during 2004, $15 million during 2003, and $17 million 2002. The sale of the tax-exempt municipal bonds during 2002 was a continuation of the Company’s efforts to minimize interest rate risk exposure in long-term investments and to increase taxable income. (At year-end 2004, the Company had a net operating loss carryforward totaling $11.9 million and tax credit carryforwards totaling $1.7 million.)

Operating Expenses

The table below details the dollar amounts of and percentage changes in various categories of expense.

(Expressed in thousands)	2004	Change	2003	Change	2002
Salaries	$4,007	-3.8%	$4,167	6.2%	$3,922
Employee benefits	1,086	3.4%	1,050	10.9%	947
Net occupancy expenses of premises	984	9.5%	899	1.9%	882
Equipment expenses	858	6.6%	805	-11.4%	909
Legal fees	183	30.7%	140	-86.8%	1,057
Legal settlement expenses	—	-100.0%	103	-83.8%	635
Taxes other than payroll and real estate	370	14.2%	324	64.5%	197
Supplies and printing	246	18.8%	207	0.5%	206
Data processing	214	27.4%	168	-44.2%	301
Insurance, including federal deposit insurance	169	-8.2%	184	-68.6%	586
Examinations and audits	243	-32.9%	362	-21.0%	458
Amortization of intangibles	151	-2.6%	155	-42.8%	271
Consulting expense	273	65.5%	165	33.1%	124
Advertising	194	-6.7%	208	-8.4%	227
Directors’ fees	309	71.7%	180	na	—
Other (individually less than 1% of total income)	1,086	-13.3%	1,252	12.1%	1,117

Total	$10,373	0.0%	$10,369	-12.4%	$11,839

The Company employed 135 full time equivalent employees (“FTEs”) at year-end 2004, 133 FTEs at year-end 2003 and 132 FTEs at year-end 2002. Salaries and wages declined 3.8%, or $160,000, for 2004 compared to 2003. The decrease was principally due to a decrease in incentive compensation, largely driven by lower mortgage lending activity. The increase in salaries and wages from 2002 to 2003 was principally the result of incentive compensation paid and merit increases. Compensation cost associated with the grant of stock options was $8,000 for 2004, $17,000 for 2003, and $33,000 for 2002.

Employee insurance benefits included as part of employee benefits expense increased approximately $57,000 for 2004 compared to 2003, an increase of 13%. Insurance benefits increased $22,000 for 2003 compared to 2002, an increase of approximately 5%. The Company also recorded benefit expense for profit sharing contributions totaling $115,000 for 2004, $117,000 for 2003, and $88,000 for 2002.

Occupancy costs increased 9.5% to $984,000 for 2004 compared to $899,000 for 2003. The increase was due to higher real estate tax expense, repair and maintenance costs, insurance, utilities and rent. Part of the increase was related to the opening of a loan production office in mid-2003.

Equipment expenses increased 6.6% to $858,000 for 2004 compared to $805,000 for 2003. During 2004, the Company invested in new information technology converting to a new core processing system. This resulted in an increase to depreciation expense that was partially offset by a decline in repair and maintenance agreements.

Legal fees increased to $183,000 for 2004, up from $140,000 for 2003. Legal expenses incurred during the fourth quarter of 2004 related to the proposed merger with Sky Financial. totaled $66,000. Legal expenses totaled $1,057,000 for 2002 and were principally related to the settlement of the derivative action previously discussed.

There were no legal settlements recorded during 2004. Legal settlements expense for 2003 totaled $103,000. Expense totaling $635,000 was recorded during 2002 and included $179,000 in settlement charges related to the comprehensive legal settlement previously described. The remaining settlement charges relate to various other claims against the Company described under Item 3 - “Legal Proceedings” in the Company’s Annual Report to Shareholders and Form 10-K for the year ended December 31, 2001.

Taxes (other than payroll and real estate taxes) were $370,000 for 2004 compared to $324,000 for 2003 and $197,000 for 2002. The increase in expense for the reported periods was largely the result of a larger capital base; the Bank is subject to corporate franchise tax in the State of Ohio based on its capital base.

Supplies and printing increased 18.8% to $246,000 for 2004 from $207,000 for 2003. The increase was due to the cost of new forms associated with the core processing conversion during the fourth quarter of 2004.

Data processing costs increased 27.4% to $214,000 for 2004 from $168,000 for 2003. The increase in cost was related to telecommunication bandwidth expansion to several of the Company’s branch locations. Data processing costs during 2002 included a one-time charge of $66,000 to fulfill a minimum contract fee for trust account processing upon termination of that contract.

Insurance expense included costs for federal deposit insurance premiums, directors’ and officers’ liability insurance, and fidelity bond insurance. Insurance costs decreased 8.2% to $169,000 for 2004 from $184,000 for 2003. The decrease was principally related to lower costs associated with directors’ and officers’ liability insurance subsequent to the expiration in July 2003 of coverage for tail insurance purchased when the Company changed insurers. Insurance expense declined $402,000 for 2003 compared to 2002 because of a decline in FDIC insurance premiums totaling $393,000 that resulted from improvements to the Bank’s regulatory risk profile.

Examination and audit expense declined during 2004 compared to 2003 largely as the result of hiring personnel to replace outsourced services for internal audit and compliance services. Examination and audit expense declined to $243,000 for 2004 compared to $362,000 for 2003. Examination and audit expense for 2003 declined $96,000 compared to 2002; this reduction included $78,000 in lower fees assessed by the Bank’s principal regulator for bank examinations due to improvements to the Bank’s regulatory risk profile.

Amortization of mortgage servicing rights totaled $151,000 for 2004, $155,000 for 2003, and $271,000 for 2002. During 2002, amortization expense included $109,000 to establish a valuation allowance to reduce the carrying amount of mortgage servicing rights to its estimated fair value; this valuation allowance was reduced by $37,000 in 2004 and $50,000 in 2003 as the underlying principal balance of the loans associated with the impaired rights were reduced through repayments. At December 31, 2004, mortgage servicing rights were valued at $277,000 and represented a 40.8 basis point capitalization rate on a mortgage servicing portfolio of approximately $67.9 million.

Consulting expense increased to $273,000 for 2004 compared to $165,000 for 2003 and $124,000 for 2002. The expense for 2004 included approximately $175,000 for investment banking services related to corporate planning and the proposed merger with Sky Financial. Consulting expense also included $70,000 in 2004 and $99,000 in 2003 for fees paid to a consultant based on improvements to certain categories of service charge revenue.

Directors’ fees increased to $309,000 in 2004 and included $79,000 in attendance fees paid for special meetings related to planning and the proposed merger with Sky Financial. During 2003, the Board of Directors resumed the payment of board and committee fees that totaled $180,000. Payment of directors’ fees had been suspended since May 1999.

Other expenses include telephone expense, postage and freight, travel and entertainment, correspondent bank service charges, loan-related expenses, charge-offs related to deposit accounts, and other expenses. Other expense decreased $166,000, or 13.3%, for 2004 compared to 2003. This reduction resulted from lower expenses for loan collections, credit reports and other loan-related items, telephone, other real estate owned, and charge-offs of non-sufficient funds. The increase in other expenses for 2003 compared to 2002 was $135,000, or 12.1%. The increase resulted from higher expenses for credit reports and other loan-related items, travel and entertainment, other real estate owned, and charge-offs of non-sufficient funds.

FINANCIAL CONDITION

Securities

The Company uses securities to generate interest and dividend revenue, to manage interest rate risk and to provide liquidity to meet operating cash needs. The securities portfolio yield at December 31, 2004 was 4.35%. Net unrealized gains in the available for sale securities portfolio at December 31, 2004, totaled $391,000, compared to net unrealized gains of $1,348,000 at December 31, 2003. Management believes any unrealized losses within the investment portfolio are temporary.

The maturities and yields of securities available for sale (excluding equity securities) at December 31, 2004 are detailed in the following table. The yields are expressed on a taxable equivalent basis. Maturities of mortgage-backed securities are based on estimated average life.

	Within 1 Year		1 to 5 Years		6 to 10 Years		After 10 Years		Total
(Expressed in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U. S. Treasury securities	$—	0.00%	$1,096	2.41%	$—	—	$—	—	$1,096	2.41%
U.S. Government-sponsored enterprises (a)	3,020	4.23%	10,562	2.81%	—	—	—	—	13,582	3.13%
States and political subdivisions (b)	5,320	4.02%	9,528	4.46%	997	8.56%	503	4.89%	16,348	4.58%
Corporate debt	1,979	4.91%	542	3.28%	—	—	3,033	6.75%	5,554	5.76%
Mortgage-backed Securities (a)	581	2.10%	28,111	4.11%	15,513	4.90%	1,338	7.68%	45,543	4.46%
Collateralized mortgage obligations	1,443	2.54%	5,450	5.41%	—	0.00%	—	—	6,893	4.81%

Total fair value	$12,343	3.96%	$55,289	4.00%	$16,510	5.10%	$4,874	6.75%	$89,016	4.35%

Amortized cost	$12,276		$55,144		$16,320		$4,858		$88,598

(a)	Maturities of mortgage-backed securities are based on estimated average life.
(b)	Taxable equivalent yields

The amortized cost, maturities and yields of securities held to maturity at December 31, 2004, are depicted in the following table:

	After 10 Years
(Expressed in thousands)	Amount	Yield
Corporate debt	$250	7.80%

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

(Expressed in thousands)	2004	2003	2002	2001	2000
Commercial loans:
Real estate construction	$6,161	$5,679	$3,856	$3,318	$12,856
Real estate mortgage	85,186	69,265	47,698	35,892	22,738
Commercial, financial and agricultural	18,058	22,369	26,562	34,085	48,789

Total commercial loans	$109,405	$97,313	$78,116	$73,295	$84,383

(Expressed in thousands)	2004	2003	2002	2001	2000
Consumer loans:
Residential mortgage	$62,320	$57,213	$49,536	$38,701	$40,794
Installment loans	2,983	2,698	2,677	2,870	3,832
Credit card and other consumer	130	304	430	808	867

Total consumer loans	$65,433	$60,215	$52,643	$42,379	$45,493

Total loans and leases	$174,838	$157,528	$130,759	$115,674	$129,876

An analysis of maturity and interest rate sensitivity of business loans at the end of 2004 follows:

(Expressed in thousands)	Under 1 year	1 to 5 Years	Over 5 Years	Total
Domestic loans:
Real estate construction	$630	$0	$5,531	$6,161
Real estate mortgage	5,410	15,491	64,285	85,186
Commercial, financial and agricultural	7,091	7,123	3,844	18,058

Total business loans	$13,131	$22,614	$73,660	$109,405

Rate sensitivity:
Predetermined rate	$865	$9,772	$4,104	$14,741
Floating or adjustable rate	12,266	12,842	69,556	94,664

Total domestic business loans	$13,131	$22,614	$73,660	$109,405

Provision and Allowance for Loan Losses

The Company, as part of its philosophy of risk management, has established various credit policies and procedures intended to minimize the Company’s exposure to undue credit risk. Credit evaluations of borrowers are performed to ensure that loans are granted on a sound basis. In addition, care is taken to minimize risk by diversifying among industries. The Bank has certain concentrations of credit, which are more fully described in Note 14 of the Company’s Consolidated Financial Statements beginning on page F-1. Management regularly monitors credit risk through the periodic review of individual credits to ensure compliance with policies and procedures. Adequate collateralization, contractual guarantees, and compensating balances are also utilized by management to mitigate risk.

Management determines the appropriate level of the allowance for loan losses by regularly evaluating the quality of the loan portfolio. The allowance is allocated to specific loans where management has identified probable losses based upon their payment history and the borrowers’ financial conditions. The adequacy of the allowance for loan losses is evaluated based on an assessment of the probable losses incurred in the loan portfolio. The total allowance is available to absorb losses from any segment of the portfolio. Management maintains a watch list of substandard loans for monthly review. Although these loans may not be delinquent and may be adequately secured, management believes that due to location, size, or past payment history, it is necessary to monitor these loans regularly.

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

The Company has recorded benefits for loan losses (a negative loan loss provision) in each of the last four calendar years based on improvements in the credit quality of its loan portfolio and recoveries on loans previously charged off. The amount of the loan loss benefit was $555,000 for 2004, $1,350,000 for 2003, and $1,029,000 for 2002. These benefits contributed $0.03, $0.08, and $0.06 per common share (basic and diluted) to earnings per share after income taxes for the years ended 2004, 2003, and 2002. If the Company continues to experience either low net charge-offs or net recoveries in future periods, improvements in its loan loss rates, and payoffs or significant principal reductions to its classified loans, it is possible that the Company will record additional reductions to its allowance for loan loss through negative loan loss provisions in forthcoming periods. However, there is no assurance that this will occur.

Charge-offs for 2004 totaled $104,000, down from $895,000 for 2003. Charge-offs during 2003 included $866,000 for commercial loans of which approximately $793,000 had been included in the specific allocation of the allowance for loan loss at year-end 2002. Recoveries on loans previously charged off during 2003 totaled $1,258,000 and included $937,000 for the sale of real estate the Bank acquired through bankruptcy proceedings in June 2003 involving a former borrower. During 2001, most of the $2.4 million in loans charged off also had specific reserves through an allocation of the allowance for loan loss established during previous reporting periods. During 2000, the Bank received settlement proceeds from the bankruptcy of a former borrower of $3.2 million of which $1.2 million was applied to the remaining credit exposure for this relationship, $1.8 million was recorded as recoveries in the allowance for loan losses, and the remainder was recorded as a recovery of legal expenses

Management’s allocation of the allowance for loan losses based on estimates of incurred loan losses is set forth in following table:

Allocation of the Allowance for Loan Losses

(Expressed in thousands)	2004	2003	2002	2001	2000
Domestic:
Commercial, financial and agricultural	$604	$1,078	$1,739	$1,682	$4,096
Commercial real estate	1,254	1,300	1,604	2,443	2,207
Residential mortgage	257	155	235	314	301
Consumer	19	16	15	90	94
Unallocated	873	751	694	781	969

Total	$3,007	$3,300	$4,287	$5,310	$7,667

The unallocated portion of the allowance reflects estimated probable but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. Historical loss experience data used to establish allocation estimates might not precisely correspond to the current portfolio.

Loans outstanding as a percentage of each loan category are depicted in the following table:

	2004	2003	2002	2001	2000
Real estate:
Construction	3.5%	3.6%	2.9%	2.9%	9.9%
Mortgage	35.6%	36.3%	37.9%	33.4%	31.4%
Commercial	48.8%	44.0%	36.5%	31.0%	17.5%
Commercial, financial and agricultural	9.5%	12.8%	18.4%	27.1%	35.3%
Obligations of political subdivisions in the U.S.	0.8%	1.4%	1.9%	2.4%	2.3%
Consumer	1.8%	1.9%	2.4%	3.2%	3.6%

Total	100.0%	100.0%	100.0%	100.0%	100.0%

The following tables set forth the five-year historical and statistical information for the allowance for loan losses:

(Expressed in thousands)	2004	2003	2002	2001	2000
Balance as of January 1	$3,300	$4,287	$5,310	$7,667	$9,702
Provision (benefit) for loan losses	(555)	(1,350)	(1,029)	(600)	242
Loans charged off:
Real estate	25	0	48	218	119
Commercial	74	866	291	2,134	812
Consumer	5	29	8	21	3,369

Total loans charged-off	104	895	347	2,373	4,300

Recoveries of loans previously
charged-off:
Real estate	93	0	1	0	6
Commercial	236	1,162	180	262	136
Consumer	37	96	172	354	1,881

Total recoveries	366	1,258	353	616	2,023

Net charge-offs (recoveries)	(262)	(363)	(6)	1,757	2,277

Balance at December 31	$3,007	$3,300	$4,287	$5,310	$7,667

(Expressed in thousands)	2004	2003	2002	2001	2000
Loans outstanding at December 31	$174,838	$157,528	$130,759	$115,674	$129,876
Allowance as a percent of loans outstanding	1.72%	2.09%	3.28%	4.59%	5.90%
Average loans	$168,883	$140,330	$120,484	$121,238	$143,012
Net charge-offs (recoveries) as a percent of average loans	-0.16%	-0.26%	0.00%	1.45%	1.59%

The following schedule depicts the five-year history of non-performing assets.

(Expressed in thousands)	2004	2003	2002	2001	2000
Nonaccrual loans	$3,353	$1,808	$3,171	$2,559	$8,518
Loans 90 days or more past due but accruing interest	5	3	50	187	2
Other real estate owned	144	120	33	104	766

Total	$3,502	$1,931	$3,254	$2,850	$9,286

Allowance for loan loss as a % of non-performing assets	85.9%	170.9%	131.7%	186.3%	82.6%

In addition to the above schedule of non-performing assets, management prepares a watch list consisting of loans which management has determined require closer monitoring to further protect the Company against loss. The balance of loans classified by management as substandard due to delinquency and a change in financial position and not included in non-performing assets was $5,387,000 at year-end 2004 and $8,214,000 at year-end 2003. No loans were classified as doubtful and not included in non-performing assets at year-end 2004 or 2003. The increase in nonaccrual loans in 2004 is largely attributable to two loan relationships being placed on nonaccrual. These loans were classified as substandard at year-end 2003 so the impact on the allowance for loan loss of this increase was minimal.

Deposits

The accompanying tables show the relative composition of the Company’s average deposits and the change in average deposit sources during the last three years:

(Expressed in thousands)

Average Deposits	2004	2003	2002
Demand	$32,037	$29,029	$28,277
Interest bearing checking	31,301	29,305	27,570
Savings	97,261	98,594	89,045
Other time	58,938	64,115	74,894
Certificates-$100,000 and over	12,659	11,196	11,203

Total average deposits	$232,196	$232,239	$230,989

Distribution of Average Deposits	2004	2003	2002
Demand	13.8%	12.5%	12.2%
Interest bearing checking	13.5%	12.6%	11.9%
Savings	41.9%	42.5%	38.6%
Other time	25.4%	27.6%	32.4%
Certificates-$100,000 and over	5.4%	4.8%	4.9%

Total	100.0%	100.0%	100.0%

Change in Average Deposits From Previous Year	2004	2003	2002
Demand	$3,008	$752	$2,820
Interest bearing checking	1,996	1,735	2,433
Savings	(1,333)	9,549	19,208
Other time	(5,177)	(10,779)	(22,668)
Certificates-$100,000 and over	1,463	(7)	(5,137)

Total	$(43)	$1,250	$(3,344)

Average deposits declined slightly during 2004 and the deposit mix continued to shift from time deposits. Average demand deposits increased $3.0 million as the Company promoted a free checking product throughout 2004. Average deposits increased by $1.3 million during 2003 compared to 2002. The mix of deposits shifted from time deposits to savings deposits; depositors were reluctant to extend maturities as low interest rates prevailed throughout the periods presented. During 2002, average deposits increased declined $3.3 million. Higher interest rates will likely result in a shift in deposits from savings to time deposits.

Deferred Federal Tax Assets

Deferred federal tax assets declined to approximately $4.0 million at year-end 2004 from $4.5 million at year-end 2003. The deferred federal tax assets include significant balances related to tax loss carryforwards and tax credits carryforwards. The temporary differences between book income and taxable income that give rise to net deferred tax assets and the changes in those components from year-end 2003 to year-end 2004 are included in Note 9 in the Notes to the Consolidated Financial Statements.

Borrowings

Other sources of funds for the Company include short-term repurchase agreements and Federal Home Loan Bank borrowings. Information concerning borrowings is included in Note 7 and Note 8 in the Notes to the Consolidated Financial Statements.

Liquidity and Capital Resources

Effective liquidity management involves ensuring that the cash flow requirements of depositors and borrowers, as well as the operating needs of the Company, are met. Funds are available through the operation of BNB’s branch banking network that gathers demand and retail time deposits. BNB also acquires funds through repurchase agreements, overnight federal funds, and FHLB advances that provide additional sources of liquidity. Total deposits decreased $2.6 million from the end of 2003 to 2004 although average deposits were nearly unchanged. As a consequence of low interest rates, loan refinance activity, calls on investment securities and investment sales, the Company had a relatively large liquidity position throughout 2004 and 2003.

The Bank also has a line of credit with a correspondent bank totaling $4.1 million that may be used as an alternative funding source; this line was not drawn upon at December 31, 2004. The Bank has an unused credit line with the Federal Home Loan Bank for $20 million. All borrowings at the Federal Home Loan Bank are subject to eligible collateral requirements.

The main source of liquidity for the parent company is dividends from the Bank. At December 31, 2004, the parent had cash and marketable securities with an estimated fair value of $609,000. The parent company does not have any debt to third parties. Management believes sufficient liquidity is currently available to meet estimated short-term and long-term funding needs for the Bank and the parent company.

At December 31, 2004, the Company had various contractual obligations and commitments to extend credit that require liquid resources. These obligations and commitments are summarized in the following tables.

Contractual Obligations

	Payments Due by Period
(Expressed in thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Time deposits	$68,874	$35,224	$24,955	$8,107	$588
FHLB Advances	35,051	516	4,673	28,757	1,105
Capital contributions for low income housing partnership interest	306	153	153	—	—
Operating leases	354	140	167	47	—

Total contractual cash obligations	$104,585	$36,033	$29,948	$36,911	$1,693

Other Commercial Commitments

(Expressed in thousands)	Total Amounts Committed	Amount of Commitment Expiration Per Period
		Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Lines of credit	$12,845	$8,411	$2,528	$26	$1,880
Residential lines of credit	8,383	—	236	38	8,109
Residential construction commitments	253	—	—	—	253
Standby letters of credit	393	393	—	—	—
Other commercial commitments	1,438	1,438	—	—	—

Total commercial commitments	$23,312	$10,242	$2,764	$64	$10,242

There are no recommendations by the Company or Bank’s regulatory authorities, which, if implemented, would have a material effect on liquidity, capital resources, or operations.

At December 31, 2004, shareholders’ equity was $31.6 million compared to $35.5 million at December 31, 2003. The decrease in capital occurred principally due to the payment of a special cash dividend of $0.40 per common share totaling $4.4 million during the second quarter of 2004. The change in the market value of securities available for sale, net of the related tax effect, also affects shareholders’ equity and is included as accumulated other comprehensive income.

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

The following table depicts several capital and liquidity ratios for the Company:

December 31	2004	2003
Average shareholders’ equity to:
Average assets	10.8%	12.0%
Average deposits	14.2%	15.2%
Average loans and leases	19.5%	25.2%

Risk-based capital ratio:
Tier 1	13.4%	15.4%
Total	14.6%	16.7%
Tier 1 leverage ratio	9.1%	10.1%

The Bank’s capital ratios are detailed in Note 19 of the Notes to the Consolidated Statements in the Company’s financial statements beginning on page F-1.

Dividends

During 2003, the Company resumed dividend payments, and details of the payout ratios are depicted in the following table. No dividends were paid during 2002.

	2004	2003
Common dividends declared as a percentage of earnings per common share	229.2%	52.0%

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) recently issued a revised accounting standard for share-based payments (Statement 123R). Statement 123R addresses accounting for share-based payments to employees, including the Company’s stock option plan. The Company will adopt Statement 123R in the third quarter 2005 as required by the standard. Under the new rules, compensation expense will be based on the fair value of options granted, determined at the date of grant, spread over the employee’s vesting or service period; whereas under previous rules, compensation expense was based on the intrinsic value of options granted, which was always zero for the Company’s plan for options granted at or above fair market value. When adopted in 2005, net income will be reduced by approximately $88,000 based on current assumptions about the fair value options granted. Previously reported net income and earnings per share for 2004 and 2003 will not be restated.

Management does not believe that any of the recently issued but not yet effective accounting standards, except for Statement 123R, will have a material effect on the Company’s results of operations, financial position or liquidity when adopted in 2005.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Based on the earnings simulation model, changes in net interest income were projected as follows given a parallel shift in the yield curve:

One-Year Net Interest Income Simulation Projection	2004	2003

Down 200 basis points	-10.6%	n/a
Down 100 basis points	-2.2%	-8.9%

Up 100 basis points	2.8%	7.4%
Up 200 basis points	4.4%	8.3%
Up 300 basis points	7.0%	14.4%

Due to the low interest rate environment that prevailed at year-end 2003, a decline of 200 basis points is not presented.

The net present value estimation (“NPV”) measure is used for discerning levels of risk present in the balance sheet that might not be taken into account in the earnings simulation model due to the shorter time horizon used by that model. The NPV of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted value of liability cash flows. The NPV measure also assumes a static balance sheet, versus the growth assumptions that are incorporated into the earnings simulation measure and an unlimited time horizon instead of the one-year horizon applied in the earnings simulation. As with earnings simulation modeling, assumptions about the timing and variability of balance sheet cash flows are important to NPV analysis. The estimated decline in the present value of equity as a percentage of the total market value of equity at December 31, 2004 would be 3.2% given a 300 basis point increase in interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements are set forth beginning on page F-1. Quarterly financial data is presented in Note 26.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with the Company’s external auditors on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this annual report (the “Evaluation Date”), that the Company’s disclosure controls and procedures are effective for the timely recording, processing, summarizing and reporting of the information required to be disclosed in reports filed under the Securities and Exchange Act of 1934.

As of the Evaluation Date, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial operating.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

Set forth below is information concerning each director of the Company, including his business experience during at least the past five years, his positions with the Company and/or Belmont National Bank, a subsidiary of the Company (the “Bank”) and certain directorships held by such person. There are no family relationships among any of the directors, nor, except as hereinafter described, are there any arrangements or understandings between any director and another person pursuant to which he was selected as a director. The Board of Directors has affirmatively determined that at least a majority of the members of the Board of Directors are independent directors under the applicable rules of the Securities and Exchange Commission and The Nasdaq Stock Market (“Nasdaq”). Specifically, the Board has determined that Messrs. Beck, Giffin, Goodman, Lee, Miller, Petrozzi, Schambach, Sommer and Wilson are independent directors.

Name	Age	Current Position with the Company

Directors with Terms Ending in 2005

Jay Beck	57	Director
Charles A. Wilson, Jr.	62	Director
Tillio P. Petrozzi	72	Director

Directors with Terms Ending in 2006

David R. Giffin	60	Chairman of the Board
Terrence A. Lee	56	Director
Wilbur R. Roat	58	President, Chief Executive Officer and Director of both the Company and the Bank

Directors with Terms Ending in 2007

John H. Goodman, II	60	Director
James R. Miller	62	Director
Brian L. Schambach	48	Director
Keith A. Sommer	64	Director

Directors with Terms Ending in 2005

Jay A. Beck has served as a member of the Board of Directors of the Bank since July 2000 and of the Company since August 2000. He has served as the manager and director of Beck-Altmeyer Funeral Home since 1998. From 1990 to 1998 he was the owner of Beck Funeral Home. Mr. Beck also serves on the boards or advisory boards of various organizations, including St. Clairsville Schools, the St. Clairsville Chamber of Commerce and the National and State Funeral Directors Association.

Charles A. Wilson, Jr. has served as a member of the Board of Directors of the Company and the Bank since 1973. He currently is an Ohio State Senator. Mr. Wilson has been the president and owner of Wilson Funeral & Furniture Co., Inc. since 1967.

Tillio P. Petrozzi was appointed as a member of the Board of Directors on March 18, 2002. Since 1980, he has been president and chief executive officer of T.P. Mining, Inc., with responsibility for all financial matters of the corporation. Mr. Petrozzi also serves as the president and chief executive officer of New Horizon Youth Center, LLC, a residential treatment center for juvenile boys aged 13 to 18, and as president of North Point Consulting and Behavioral Health Services, LLC, a non-profit organization providing outpatient health services to children and their families.

Directors with Terms Ending in 2006

David R. Giffin has served as a member of the Board of Directors of the Bank since July 2000 and of the Company since October 2000. He has served as Chairman of the Board of Directors of the Company and the Bank since May 2001. He is vice president of Beaconsfield Financial Services, Inc., a securities brokerage firm based in Carnegie, Pennsylvania. In addition, Mr. Giffin has owned and served as president of Giffin Financial Group, a financial planning firm, since 1978, Giffin Management Group, a provider of property management services, since 1989, Giffin Mortgage Company, Inc., a mortgage brokerage firm, since 1992, Pension Systems, Inc., a provider of pension administration and management services, since 1979, and Marina Investors Group, Inc., an owner and operator of Grand Isle Marina, Grand Haven, Michigan, since 1992. He also serves on the board of directors of NorthPointe Bank, Grand Rapids, Michigan. In addition, Mr. Giffin serves as commissioner on the Michigan State Waterways Commission, having originally been appointed to a three-year term by Michigan Governor John Engler in 1996 and reappointed to a second three-year term in 1999 and a third three-year term in 2002. Mr. Giffin has held an NASD Series 7 and Series 24 license since 1969.

Terrence A. Lee has served as a member of the Board of Directors of the Company and the Bank since 1987. He also has owned the accounting firm, Lee & Associates, since January 1996.

Wilbur R. Roat has served as a member of the Board of Directors and the President and Chief Executive Officer of the Company and the Bank since December 1999. Prior to accepting this appointment, Mr. Roat served as the president and chief executive officer of First Lehigh Bank from September 1994 until February 1999. From March 1992 to September 1994, Mr. Roat served as the president and chief executive officer of St. Edmond’s Savings and Loan.

Directors with Terms Ending in 2007

John H. Goodman, II has served as a member of the Board of Directors of the Company and the Bank since 1974. Since 1969, he also has served as the president of Goodman Group, Inc. Mr. Goodman has been the owner of Harvey Goodman Realtor since 1975.

James R. Miller has served as a member of the Board of Directors of the Company and the Bank since 1995. He also has served as the chief executive officer of Howden Industrial since November 1998. From April 1992 until November 1998, Mr. Miller was the president of New Philadelphia Fan Co., a subsidiary of Howden Buffalo, Inc.

Brian L. Schambach has served as a member of the Board of Directors since March 2002. Since 1988, he has been the regional marketing manager with Nalco Chemical Company, formerly Calgon Corporation. He presently manages the Ohio, Pennsylvania, West Virginia and Maryland territories.

Keith A. Sommer has served as a member of the Board of Directors of the Company and the Bank since 1995. He also is president of the law firm, Sommer and Liberati Co., LPA. Mr. Sommer has been an attorney at Sommer and Liberati Co., LPA since 1968.

Executive Officers

The following table sets forth certain information concerning each executive officer or key employee of the Company, including such person’s business experience during at least the past five (5) years and positions held with the Company or its subsidiaries. Executive officers are appointed by the Board of Directors and serve at the discretion of the Board. There are no family relationships among the executive officers, nor are there any arrangements or understandings between any executive officer and another person pursuant to which he was selected as an officer except as may be hereinafter described.

Wilbur R. Roat	57	President, Chief Executive Officer and Director of the Company and of the Bank
Jane R. Marsh	43	Secretary, Chief Financial Officer of the Company and Bank and Senior Vice President of the Bank

Wilbur R. Roat. See “Information Concerning Directors” for information concerning Mr. Roat.

Jane R. Marsh has held various responsible accounting positions with the Bank and the Company since 1987, most recently as the Chief Financial Officer of the Company and Bank and Senior Vice President of the Bank.

Audit Committee

The Company has a standing Audit Committee. The functions of the Audit Committee include recommending independent auditors to be retained by the Company; conferring with the independent auditors regarding their audit of the Company’s financial statements; reviewing the fees of such auditors and other terms of their engagement; considering the adequacy of internal financial controls and the results of fiscal policies and financial management of the Company; meeting with the Company’s internal auditors; reviewing with the independent and internal auditors the results of their examinations; and recommending changes in financial policies or procedures as suggested by the auditors. All members of the Audit Committee are independent directors as defined by its charter and the applicable rules of the Securities and Exchange Commission and Nasdaq, and are “financially literate” as defined by the applicable Nasdaq rules. The Board of Directors has determined that Mr. Lee is an “audit committee financial expert” as defined in the applicable rules of the Securities and Exchange Commission, and is also “financially sophisticated” as defined in the applicable Nasdaq rules. Messrs. Beck, Lee, Miller and Schambach are members of the Audit Committee.

Nominations Process

The Nominating Committee will consider nominees recommended by shareholders pursuant to the procedures set forth in the Nominating Committee’s charter, which was adopted on March 15, 2004. A copy of this charter was attached to the Company’s Proxy Statement for the 2004 Annual Meeting as Exhibit A. There has been no material change to the Company’s nominations process.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, certain of its officers and persons who own more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the SEC. Such persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on review of the copies of such forms furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to persons who are officers or directors of the Company or holders of 10% of the Company’s common stock were complied with in 2004.

Code of Conduct and Ethics

On April 21, 2003, the Board of Directors unanimously approved and adopted a Code of Conduct and Ethics applicable to the senior financial officers of the Company (the principal executive, financial and accounting officers, controller, or any person serving in an equivalent position) in accordance with Section 406 of the Sarbanes-Oxley Act of 2002. Pursuant to applicable Nasdaq rules that will be effective for the Company on May 4, 2004, the Board of Directors on March 22, 2004 unanimously approved and adopted a Code of Conduct and Ethics Policy applicable to all directors, officers and employees of the Company. A copy of the current Code of Conduct and Ethics Policy for Directors, Officers and Employees and the Code of Conduct and Ethics Policy for Senior Financial Officers was attached to the Company’s Proxy Statement for the 2004 Annual Meeting as Exhibits B and C, respectively.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows all compensation paid by the Company and its subsidiaries for the years ended December 31, 2004, 2003 and 2002 to the persons who have served as the executive officers of the Company throughout 2004. No other person who served as an executive officer during 2004 had income that exceeded $100,000.

Name and Principal Position	Year		Annual Compensation		Long Term Compensation Securities Underlying Options (#)	All Other Compensation ($)
			Salary ($)	Bonus ($)
Wilbur R. Roat, President and Chief Executive Officer	2004 2003 2002		$217,769 200,000 185,000	$50,000 50,000 50,000	0 35,000 50,000	$10,471 10,076 9,208	(1) (1) (1)

David B. Kelley Sr. Vice President Commercial Lending	2004 2003 2002	(2) (3)	$81,396 100,000	$0 12,500	0 7,500	$0 5,431	(1)

Jane R. Marsh, Sr. Vice President and Chief Financial Officer	2004 2003 2002	(3)	$105,180 97,500	$20,000 10,000	0 7,500	$6,905 7,448	(1) (1)

(1)	401(k) Matching, Profit Sharing and Forfeiture Contributions
(2)	Mr. Kelley left the Company in June 2004
(3)	Salary and bonus did not exceed $100,000 for 2002

Grants of Options

There were no grants of options made during the 2004 fiscal year to the executive officers of the Company. The Company has never granted stock appreciation rights.

Option Exercises and Holdings

The following table summarizes information concerning options exercised during, and unexercised options held, as of the end of the 2004 fiscal year by each of the executive officers of the Company. No options were exercised by any of the executive officers during the fiscal year ended 2004.

Aggregated Option Exercises in Last Fiscal Year

and Fiscal Year-End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Year-End 2004 (#)		Value of Unexercised In-the-Money Options at Year-End 2004 ($) (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Wilbur R. Roat	0	$—	138,750	61,250	$416,013	$71,888
Jane R. Marsh	0	$—	14,375	13,125	$24,506	$15,619

(1)	“Value of Unexercised In-the-Money Options at Fiscal Year-End” is based upon the closing price of the Company’s common stock on December 31, 2004, the last trading day of the 2004 fiscal year. The closing price on this day was $6.13 per share.

Director Compensation and Arrangements

Each non-employee director receives an annual cash retainer of $7,500. The Chairman of the Board, who also serves as Chairman of the Compensation Committee, receives an annual cash retainer of $25,000. The Chairman of the Audit Committee receives an annual cash retainer of $25,000 and the Chairman of the Trust Committee receives an annual cash retainer of $12,500. Additionally, each non-employee director receives a fee of $1,000 for each Board of Directors meeting attended. Non-employee directors who are members of the Audit Committee receive $500 for each meeting attended, and non-employee directors who are members of the Trust Committee receive $250 for each meeting attended.

Employment Contracts

In December 1999, the Bank and the Company entered into an employment agreement with Mr. Roat, which provides for his employment as the President and Chief Executive Officer of the Bank and the Company for an initial term of three (3) years (which term, unless otherwise terminated, automatically renews for successive terms of one year each), at an annual base salary of $160,000. In addition, pursuant to the agreement, options to purchase 75,000 shares of the Company’s common stock at an exercise price of $2.00 per share were granted. The agreement further provides that if, prior to a change of control, the Company terminates or fails to renew the agreement without cause, Mr. Roat will be entitled to continuation of his compensation and benefits for the remaining term, if any, and for a six (6) month severance period. If the Company terminates or fails to renew the agreement without cause, within two (2) years following a change of control or if Mr. Roat voluntarily terminates his employment within six (6) months following a change of control, he will be entitled to receive a lump-sum payment of an amount equal to 299% of his annualized base salary and most recent bonus, as well as the purchase from him by the Company of his personal residence for the price originally paid by him.

In September 2001, the Compensation Committee approved a $15,000 salary increase for Mr. Roat retroactive to January 1, 2001, thereby increasing his annual base salary to $175,000. In July 2002, the Compensation Committee approved a $10,000 salary increase for Mr. Roat retroactive to January 1, 2002, thereby increasing his annual base salary to $185,000. At that time the Committee approved a bonus for Mr. Roat for the 2001 calendar year, based on his exceptional performance. In December 2002, the Committee approved a bonus for the 2002 calendar year of $50,000 and an 8% salary increase taking his salary to $200,000. In December 2003, the committee approved a $10,000 salary increase to $210,000, and a $50,000 bonus. In December 2004, the committee approved a 5% salary increase to $220,500, and a $50,000 bonus.

Other Compensation Plans and Arrangements

On November 24, 2004, the Company entered into an agreement with Mrs. Marsh, which provides that the Company will make a severance payment to Mrs. Marsh upon the occurrence of a “Change in Control Event”, which is defined in the agreement to include: (i) the termination without good cause of Mrs. Marsh’s employment within two years of the occurrence of a change of control of the Company; (ii) the assignment to Mrs. Marsh, within two years of the occurrence of a change of control of the Company, of duties materially inconsistent with or in material diminution of her positions, duties, responsibilities and status as of the date of the agreement; (iii) the voluntary termination of her employment within six months of a change of control; or (iv) the Company transferring Mrs. Marsh to a location outside of a 30 mile radius of St. Clairsville, Ohio, within two years of a change of control.

The amount of the severance payment to be made to Mrs. Marsh in the circumstances described above will consist of: (i) a lump sum equal to 200% of the sum of (A) her base annual salary at the time and (B) the most recent bonus earned by her; and (ii) for two years following the change of control, continuation of health, life and dental insurance benefits comparable to those received by her at the time of termination of her employment.

The agreement contains restrictive covenants that prohibit Mrs. Marsh from (i) during the term of her employment with the Company, engaging in any other business activity pursued for profit or gain; and (ii) during the term of her employment with the Company and for 6 months immediately following the termination of her employment, (A) serving as an officer, director, shareholder, owner, partner, joint venturer, consultant or advisor to any bank, savings bank or other financial institution within a 50 mile radius of the Company’s principal office in St. Clairsville, Ohio; (B) soliciting any of the Company’s customers except on behalf of the Company; (C) influencing any of the Company’s employees to terminate their employment with the Company or accept employment with any competitor of the Company; (D) interfering with any of the Company’s business relationship; or (E) entering into any business relationship with any of the Company’s customers or suppliers absent approval by the Company’s board of directors.

The Bank has a Defined Contribution 401(k) Savings Plan, which allows employees who work over 1,000 hours per year to defer up to allowable IRS limits of their pre-tax salary to the Plan. The Bank matches fifty percent (50%) of the first four percent (4%) deferred. The Bank may also make voluntary contributions to the Plan. For 2004, the Bank paid $65,389.97 in matching funds and $113,340.24 in voluntary contributions to the plan. The matching funds contribution for Mr. Roat was $4,320.97 and $2,849.31 for Mrs. Marsh. The voluntary contribution for Mr. Roat was $6,150, and for Mrs. Marsh, $4,055.40.

In February 2000, the Board adopted the Belmont Bancorp. 2001 Stock Option Plan, which was subsequently approved by the shareholders at the 2001 annual meeting. In December 2003, 76,000 incentive options were awarded at a price of $5.66 per share. Mr. Roat was awarded 35,000 options, Mr. Kelley and Mrs. Marsh were each awarded 7,500 options. Ten other bank officers also received incentive options at that time at a price of $5.66 per share. In June 2003 one other bank officer was awarded an incentive option to purchase 5,000 shares at a price of $4.99 per share. A total of 442,500 options have been awarded under the plan. Of these, 24,875 have been exercised and 103,125 nonvested options have been forfeited due to termination of employment.

Compensation Committee Interlocks and Insider Participation

Messrs. Giffin, Goodman and Petrozzi serve on the Company’s Compensation Committee. There are no interlocking relationships, as defined in the regulations of the Securities and Exchange Commission, involving any of these individuals.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Ownership of Certain Beneficial Owners and Management

The following table sets forth the number of shares and percentage of common stock beneficially owned as of April 7, 2005 by (i) each person who is known by the Company to own beneficially more than 5% of the shares of common stock, (ii) each director of the Company, (iii) the executive officer included in the “Summary Compensation Table” and (iv) all directors and executive officers of the Company as a group. Unless stated otherwise, each person so named exercises sole voting and investment power as to the shares of common stock so indicated. There were 11,126,278 shares of common stock issued and outstanding as of April 7, 2005.

Security Ownership Table

Name and Address of Beneficial Owner	Amount		Percent (%)
Jay A. Beck	8,634	(1)	*
David R. Giffin	1,000,000	(2)	9.0
John H. Goodman, II	318,232	(3)	2.9
Terrence A. Lee	29,614	(4)	*
Jane R. Marsh	19,765	(5)	*
James R. Miller	15,000	(6)	*
Tillio P. Petrozzi	200,970	(7)	1.8
Wilbur R. Roat	163,750	(8)	1.5
Brian L. Schambach	25,000	(9)	*
Keith A. Sommer	74,008	(10)	*
Charles A. Wilson, Jr.	153,556	(11)	1.4
Directors and Executives Officers as a Group	2,008,529		18.1

*	Less than 1%.
1.	These shares are held in the name of the Jay A. Beck IRA.
2.	This amount includes (i) 889,000 shares held in the name of the David R. Giffin Trust and (ii) 111,000 shares held in the name of Pension Systems Inc. Profit Sharing Plan f/b/o David R. Giffin. Mr. Giffin’s business address is 151 South Rose Street, Suite 623, Kalamazoo, Michigan 49007.
3.	This amount includes (i) 32,134 shares held in the name of Marylouise Goodman IRA, (ii) 66,535 shares held in the name of Marylouise Goodman, wife of Mr. Goodman, to which Mr. Goodman disclaims any beneficial interest, (iii) 52,704 shares held in the name of John H. Goodman, II and Terrence A. Lee, Trustees under a trust dated February 2, 1991, to which Mr. Goodman disclaims any beneficial interest, (iv) 28,101 shares held by John H. Goodman, II, Trustee under a trust dated April 26, 1995, (v) 23,784 shares held in the name of John H. Goodman, II, and (vi) 114,974 shares held in the name of the John H. Goodman, II IRA.
4.	This amount includes 32 shares each held in the names of Terrence A. Lee, Custodian for Katherine M. Lee, UGMA, Terrence A. Lee, and Terrence A. Lee, Custodian for Tara N. Lee, UGMA. Katherine and Tara are Mr. Lee’s minor daughters. This amount also includes 25,000 shares held in the name of Terrence A. and Cathy C. Lee as joint tenants; and 4,550 shares held in the name of Terrence A. Lee. This amount does not include 52,704 shares held in the name of John H. Goodman, II and Terrence A. Lee, Trustees for a trust dated February 2, 1991, as to which Mr. Lee disclaims any beneficial interest.
5.	This amount includes (i) 7,500 shares issuable upon the exercise of currently exercisable options at an exercise price of $4.00, expiring in December 2011, (ii) 5,000 shares issuable upon the exercise of currently exercisable options at an exercise price of $4.60, expiring in December 2012, (iii) 1,875 shares issuable upon the exercise of currently exercisable options at an exercise price of $5.60, expiring in December 2013, (iv) 1,068 shares held in the name of Jane R. Marsh, Custodian for Laura Claire Marsh, UGMA, and (v) 538 shares held in the name of Jane and David Marsh as joint tenants.

6.	These shares are held in the name of the James R. Miller IRA.
7.	This amount includes (i) 198,700 shares held in the name of Tillio P. Petrozzi Revocable Trust, (ii) 1,200 shares held in the name of Tillio P. Petrozzi IRA, and (iii) 1,000 shares held in the name of Louise Petrozzi IRA.
8.	This amount includes (i) 75,000 shares issuable upon the exercise of currently exercisable options at an exercise price of $2.00 per share, expiring in February 2011, (ii) 30,000 shares issuable upon the exercise of currently exercisable options at an exercise price of $4.00 per share, expiring in December 2011, and 25,000 shares issuable upon the exercise of currently exercisable options at an exercise price of $4.60 per share, expiring in December 2012, (iii) 8,750 shares issuable upon exercise of currently exercisable options at an exercise price of $5.66 per share, expiring in December 2013, and (iv) 25,000 shares are held in the names of Wilbur R. and Joanne Roat as joint tenants.
9.	This amount includes (i) 15,000 shares held in the names of Brian and Lee Ann Schambach as joint tenants in which Mr. Schambach shares voting and investment power and (ii) 10,000 shares held in the name of Brian Schambach IRA.
10.	These shares are held in the name of the Keith A. Sommer SEP IRA.
11.	This amount includes (i) 7,804 shares held in the name of Wilson Funeral and Furniture Company, of which Mr. Wilson is President, and in which Mr. Wilson holds a substantial stock interest and has voting power, (ii) 62,052 shares issuable to Mr. Wilson, and (iii) 83,700 shares held in the name of Charles A. Wilson, Jr. IRA.

Equity Compensation Plan Information

The following table provides information as of December 31, 2004 with respect to shares of Belmont Bancorp. common stock that may be issued under our existing equity compensation plan.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	314,500	$4.06	660,625
Equity compensation plans not approved by security holders (2)	0	0	0
Total	314,500	$4.06	660,625

(1)	Consists of the options issued under the Belmont Bancorp. 2001 Stock Option Plan approved by shareholders at the annual meeting held May 21, 2001. See Note 25 to the Consolidated Financial Statements for additional information.
(2)	There are no equity compensation plans not approved by security holders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In December 1999, the Bank and the Company entered into an employment agreement with Mr. Roat, which provides for his employment as the President and Chief Executive Officer of the Bank and the Company for an initial term of three (3) years (which term, unless otherwise terminated, automatically renews for successive terms of one year each), at an annual base salary of $160,000. In addition, pursuant to the agreement, options to purchase 75,000 shares of the Company’s common stock at an exercise price of $2.00 per share were granted. The agreement further provides that if, prior to a change of control, the Company terminates or fails to renew the agreement without cause, Mr. Roat will be entitled to continuation of his compensation and benefits for the remaining term, if any, and for a six (6) month severance period. If the Company terminates or fails to renew the agreement without cause, within two (2) years following a change of control or if Mr. Roat voluntarily terminates his employment within six (6) months following a change of control, he will be entitled to receive a lump-sum payment of an amount equal to 299% of his annualized base salary and most recent bonus, as well as the purchase from him by the Company of his personal residence for the price originally paid by him.

In September 2001, the Compensation Committee approved a $15,000 salary increase for Mr. Roat retroactive to January 1, 2001, thereby increasing his annual base salary to $175,000. In July 2002, the Compensation Committee approved a $10,000 salary increase for Mr. Roat retroactive to January 1, 2002, thereby increasing his annual base salary to $185,000. At that time the Committee approved a bonus for Mr. Roat for the 2001 calendar year, based on his exceptional performance. In December 2002, the Committee approved a bonus for the 2002 calendar year of $50,000 and an 8% salary increase taking his salary to $200,000. In December 2003, the committee approved a $10,000 salary increase to $210,000, and a $50,000 bonus. In December 2004, the committee approved a 5% salary increase to $220,500, and a $50,000 bonus.

Some of the directors of the Company, as well as the companies with which such directors are associated, are customers of, and have had banking transactions with the Bank in the ordinary course of the Bank’s business and the Bank expects to have such ordinary banking transactions with such persons in the future. In the opinion of management of the Company and the Bank, all loans and commitments to lend included in such transactions were made in compliance with applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other persons of similar creditworthiness and did not involve more than a normal risk of collectibility or present other unfavorable features.

The Bank expects to have in the future banking transactions in the ordinary course of its business with directors, officers and principal shareholders, and their associates on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others and which do not involve more than the normal risk of collectibility or present other unfavorable features.

From time to time the law firm of Sommer and Liberati Co., LPA, of which Keith A. Sommer is a partner, provides legal services to the Company and the Bank. Mr. Sommer is a director of both the Company and the Bank. It is contemplated that this firm may be retained to perform additional legal services during the current year.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Auditors

The Board of Directors appointed Crowe Chizek and Company LLC, independent certified public accountants, to audit the financial statements of the Company and its wholly owned subsidiaries for the fiscal year ending December 31, 2005. Crowe Chizek and Company LLC also audited the Company’s financial statements for the year ended December 31, 2004.

Independent Auditor Fees and Services

The following table shows the aggregate fees paid to Crowe Chizek and Company LLC for audit and other services rendered to the Company during 2003 and 2004:

	2004		2003
Audit fees	$79,350		$83,750
Audit-related fees	2,100		4,725
Tax fees	6,100	(3)	18,900	(1)
Other fees	21,590	(4)	86,575	(2)

	$109,140		$193,950

(1)	Tax fees paid during 2003 include $9,000 for fees for the 2002 tax year.
(2)	Other fees paid during 2003 include $82,125 for internal audit services of which $44,500 was paid for calendar year 2002

(3)	Tax fees paid during 2004 include $4,700 for the 2003 tax year
(4)	Other fees include $21,375 for internal audit services rendered for the 2003 calendar year.

Audit fees include fees paid for the annual financial statement audit and for the review of the Company’s interim consolidated financial statements for each quarter in 2004 and 2003.

Audit-related fees include fees paid for consents required for filings with the Securities and Exchange Commission and for collateral opinions for the Federal Home Loan Bank.

Tax fees include amounts paid for the preparation of the consolidated federal tax return, various state tax return preparation, and miscellaneous tax research.

Other fees paid for 2004 include internal audit services performed for calendar year 2003.

Audit Committee Pre-approval Policies and Procedures

The Audit Committee’s pre-approval policies and procedures require the independent auditor to seek pre-approval by the Audit Committee of all audit and permitted non-audit services by providing a prior description of the services to be performed and specific fee and expense estimates for each such service. The Audit Committee periodically monitors the services rendered by and actual fees paid to the independent auditors to ensure that such services are within the parameters approved by the Audit Committee. The Audit Committee approved all of the services performed by Crowe Chizek and Company LLC during the 2004 fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:
(1) Financial Statements

	Consolidated Balance Sheets	F-1
	Consolidated Statements of Income	F-2
	Consolidated Statements of Changes in Shareholders’ Equity	F-3
	Consolidated Statements of Cash Flows	F-4
	Notes to Consolidated Financial Statements	F-5
	Summary of Quarterly Financial Data	F-26

(2) Financial Statements Schedules
All schedules are omitted as such information is inapplicable or is included in the financial statements.

(b)	The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to Exhibits	E-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2005.

By	/s/ Wilbur R. Roat	BELMONT BANCORP.
	Wilbur R. Roat	(Registrant)
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE
/s/ Wilbur R. Roat	Director, President & Chief Executive Officer	3/29/05
/s/ Jane R. Marsh	Chief Financial Officer and Secretary	3/29/05
/s/ Jay A. Beck	Director	3/29/05
/s/ David R. Giffin	Chairman of the Board and Director	3/29/05
/s/ John H. Goodman, II	Director	3/29/05
/s/ Terrence A. Lee	Director	3/29/05
/s/ James R. Miller	Director	3/29/05
/s/ Tillio P. Petrozzi	Director	3/29/05
/s/ Brian L. Schambach	Director	3/29/05
/s/ Keith A. Sommer	Director	3/29/05
/s/ Charles A. Wilson, Jr.	Director	3/29/05

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated as of December 21, 2004, by and between Belmont Bancorp. and Sky Financial Group, Inc. (1)

3.1	Charter (2)

3.2	Charter Amendment regarding Series A Preferred Stock (3)

3.3	Bylaws as currently in effect (2)

10.1	Employment Agreement dated December 15, 1999 between Wilbur R. Roat, Belmont Bancorp. and Belmont National Bank (4)

10.2	Change of Control Agreement dated November 24, 2004, between Jane R. Marsh and Belmont Bancorp. (7)

10.3	Belmont Bancorp. 2001 Stock Option Plan (5)

13.0	Financial Statements (7)

14.1	Code of Conduct and Ethics Policy for Directors, Officers and Employees (6)

14.2	Code of Conduct and Ethics Policy for Senior Financial Officers (6)

21.1	List of Subsidiaries (7)

23.1	Consent of Crowe Chizek and Company LLC (7)

31.1	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Annual Report on Form 10-K of Belmont Bancorp. for the year ended December 31, 2004 (7)

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Annual Report on Form 10-K of Belmont Bancorp. for the year ended December 31, 2004 (7)

32.1	Certification of the President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Annual Report on Form 10-K of Belmont Bancorp. for the year ended December 31, 2004 (7)

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Annual Report on Form 10-K of Belmont Bancorp. for the year ended December 31, 2004 (7)

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated December 21, 2004, filed with the Securities and Exchange Commission on December 22, 2004.
(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-2 filed with the Securities and Exchange Commission (Registration No. 333-91035) on November 16, 1999 and incorporated herein by reference.
(3)	Filed as an exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-2 filed with the Securities and Exchange Commission (Registration No. 333-91035) on February 3, 2000 and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (Registration No. 0-12724) and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (Registration No. 0-12724) and incorporated herein by reference.
(6)	Filed as an exhibit to the Company’s Proxy Statement for its Annual Meeting of Shareholders filed with the Securities and Exchange Commission on Schedule 14A on April 21, 2004.
(7)	Filed herewith.

A copy of an exhibit may be obtained from the Company via written request. Please specify each exhibit requested and your name, address and telephone number. A nominal photocopying charge may apply.

Belmont Bancorp.

Attn: Jane Marsh, Corporate Secretary

P.O. Box 249, St. Clairsville, Ohio

43950

E-1