Form 10-Q
period 2005-03-31
BELMONT BANCORP
filed 2005-05-16
CIK 726294

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

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

Common Stock, $0.25 par value,

11,126,278 shares outstanding

as of May 10, 2005

BELMONT BANCORP.

Quarter Ended March 31, 2005

Belmont Bancorp. and Subsidiaries

Consolidated Balance Sheets

(Unaudited) ($000s except share and per share amounts)

	March 31, 2005	December 31, 2004
Assets
Cash and due from banks	$7,632	$7,770
Interest-bearing deposits in other banks	1,107	68
Federal funds sold	4,360	10,650

Cash and cash equivalents	13,099	18,488
Securities available for sale at fair value	95,547	91,992
Securities held to maturity (estimated fair value of $268 at 3/31/05 and $269 at 12/31/04)	250	250
Federal Home Loan Bank stock, at cost	3,786	3,744
Federal Reserve Bank stock, at cost	517	517
Loans held for sale	145	276
Loans	168,357	174,838
Less allowance for loan losses	(2,950)	(3,007)

Net loans	165,407	171,831
Premises and equipment, net	6,682	6,944
Deferred federal tax assets	4,224	4,033
Cash surrender value of life insurance	1,393	1,387
Accrued income receivable	1,296	1,172
Other assets	1,835	1,727

Total assets	$294,181	$302,361

Liabilities and Shareholders’ Equity
Liabilities
Non-interest bearing deposits:
Demand	$33,229	$35,675
Interest-bearing deposits:
Demand	30,676	32,153
Savings	91,821	95,775
Time	70,583	68,874

Total deposits	226,309	232,477
Securities sold under repurchase agreements	286	1,717
Federal Home Loan Bank advances	35,047	35,051
Accrued interest on deposits and other borrowings	285	285
Other liabilities	1,227	1,273

Total liabilities	263,154	270,803

Shareholders’ Equity
Preferred stock - authorized 90,000 shares with no par value; no shares issued or outstanding	—	—
Common stock - $0.25 par value, 17,800,000 shares authorized; 11,153,195 shares issued	2,788	2,788
Additional paid-in capital	17,564	17,564
Retained earnings	11,640	11,517
Treasury stock at cost (26,917 shares at 3/31/05 and 12/31/04)	(569)	(569)
Accumulated other comprehensive income (loss)	(396)	258

Total shareholders’ equity	31,027	31,558

Total liabilities and shareholders’ equity	$294,181	$302,361

See the Notes to the Consolidated Financial Statements.

Belmont Bancorp. and Subsidiaries

Consolidated Statements of Income

(Unaudited) ($000s except per share amounts)

	For the Three Months Ended March 31,
	2005	2004
Interest and Dividend Income
Loans:
Taxable	$2,580	$2,452
Tax-exempt	37	37
Securities:
Taxable	987	1,178
Tax-exempt	15	18
Dividends	49	44
Interest on federal funds sold	44	5

Total interest and dividend income	3,712	3,734

Interest Expense
Deposits	776	780
Borrowings	354	331

Total interest expense	1,130	1,111

Net interest income	2,582	2,623
Provision for Loan Losses	—	—

Net interest income after provision for loan losses	2,582	2,623

Noninterest Income
Trust fees	170	166
Service charges on deposits	277	323
Mortgage servicing fees	40	46
Other operating income	200	200
Securities gains	—	22
Gains on sale of loans held for sale	27	29

Total noninterest income	714	786

Noninterest Expense
Salary and employee benefits	1,205	1,258
Net occupancy expense	318	243
Equipment expense	270	205
Legal fees	101	38
Other operating expenses	668	718

Total noninterest expense	2,562	2,462

Income before income taxes	734	947
Income Tax Expense	166	260

Net Income	$568	$687

Basic and Diluted Earnings Per Common Share	$0.05	$0.06

See the Notes to the Consolidated Financial Statements.

Belmont Bancorp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2005 and 2004

(Unaudited) ($000’s)

	2005	2004
Cash from Operating Activities	$1,013	$473

Investing Activities

Proceeds from:
Maturities and calls of securities	6,550	2,669
Sales of securities available for sale	—	33
Principal collected on mortgage-backed securities	3,154	4,385
Sales of loans from portfolio	3,355	—
Sales of other real estate owned	—	2
Purchases of:
Mortgage-backed securities available for sale	(7,430)	(10,363)
Other securities available for sale	(6,979)	—
Loans	(2,360)	(4,060)
Premises and equipment	(73)	(111)
Changes in:
Loans, net	5,429	(5,035)

Cash from investing activities	1,646	(12,480)

Financing Activities
Proceeds from:
Advances on long-term debt	—	10,300
Payments on Federal Home Loan Bank advances	(4)	(5)
Dividends paid on common stock	(445)	(333)
Changes in:
Deposits	(6,168)	(5,136)
Repurchase agreements	(1,431)	(442)
Short-term borrowings	—	4,000

Cash from financing activities	(8,048)	8,384

Increase (Decrease) in Cash and Cash Equivalents	(5,389)	(3,623)
Cash and Cash Equivalents, Beginning of Year	18,488	13,036

Cash and Cash Equivalents at March 31	$13,099	$9,413

Cash payments for interest	$1,130	$1,137
Cash payments for income taxes	30	—
Non-cash transfers from loans to other real estate owned and repossessions	—	—

See the Notes to the Consolidated Financial Statements.

Belmont Bancorp. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited) ($000s except per share amounts)

	Three Months Ended March 31,
	2005	2004
Balance, beginning of period	$31,558	$35,522
Comprehensive income (loss):
Net income	568	687
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	(654)	189

Total comprehensive income (loss)	(86)	876
Cash dividends ($0.04 in 2005; $0.03 in 2004)	(445)	(333)
Common stock options vested	—	2

Balance, end of period	$31,027	$36,067

See the Notes to the Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Belmont Bancorp and its subsidiaries, Belmont National Bank (the “Bank”) and Belmont Financial Network. Material intercompany accounts and transactions have been eliminated.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

The foregoing financial statements are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring items, necessary for a fair presentation of the financial statements have been included. A summary of the Company’s significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the Company’s Annual Report to Shareholders on Form 10-K for the year ended December 31, 2004.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates particularly subject to change would include the allowance for loan losses, deferred tax valuation allowance, other than temporary impairment of securities, and loss contingencies.

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

Earnings Per Common Share: Average shares outstanding used to compute basic and diluted earnings per share differ due to stock option grants. The average number of shares outstanding used to compute basic and diluted earnings per share was as follows:

	Basic		Diluted
Average shares outstanding	2005	2004	2005	2004
For the three months ending March 31	11,126,278	11,108,903	11,229,948	11,213,334

Comprehensive Income: The components of other comprehensive income were as follows:

	Three months ended March 31,
(Expressed in thousands)	2005	2004
Unrealized holding gains (losses) arising during the period	$(991)	$309
Reclassification adjustment	—	(22)

Change in unrealized gains (losses) on securities	(991)	287
Tax effect	337	(98)

Other comprehensive income (loss)	$(654)	$189

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

	For the Three Months Ended March 31,
(Expressed in thousands except per share amounts)	2005	2004
Net income as reported	$568	$687
Add: Expense, net of tax, included in net income for options granted below fair value	—	1
Deduct: Stock-based compensation expense determined under fair value based method	(44)	(39)

Pro forma net income	$524	$649

Basic earnings per share as reported	$0.05	$0.06
Pro forma basic earnings per share	0.05	0.06

Diluted earnings per share as reported	0.05	0.06
Pro forma diluted earnings per share	0.05	0.06

2. Securities

The estimated fair values of securities available for sale were as follows:

	March 31, 2005
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government-sponsored enterprises	$16,967	$—	$(236)
Tax-exempt obligations of states and political subdivisions	1,110	104	(1)
Taxable obligations of states and political subdivisions	13,464	77	(44)
Mortgage-backed securities	49,697	297	(715)
Collateralized mortgage obligations	6,319	105	(99)
Corporate debt	5,024	60	(111)

Total debt securities	92,581	643	(1,206)
Marketable equity securities	2,966	11	(48)

Total available for sale	$95,547	$654	$(1,254)

	December 31, 2004
(Expressed in thousands)	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government-sponsored enterprises	$14,678	$10	$(49)
Tax-exempt obligations of states and political subdivisions	1,153	128	(1)
Taxable obligations of states and political subdivisions	15,195	164	(5)
Mortgage-backed securities	45,543	494	(351)
Collateralized mortgage obligations	6,893	125	(58)
Corporate debt	5,554	71	(110)

Total debt securities	89,016	992	(574)
Marketable equity securities	2,976	12	(39)

Total available for sale	$91,992	$1,004	$(613)

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity are summarized as follows:

	March 31, 2005
(Expressed in thousands)	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
Corporate debt	$250	$18	$—	$268

	December 31, 2004
(Expressed in thousands)	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
Corporate debt	$250	$19	$—	$269

Securities with unrealized losses at March 31, 2005 and year-end 2004, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

March 31, 2005	Less than 12 months		12 Months or More		Total
(Expressed in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of U.S. Government-sponsored enterprises	$15,851	$(217)	$1,116	$(19)	$16,967	$(236)
Obligations of States and Political Subdivisions	5,106	(44)	1	(1)	5,107	(45)
Mortgage-backed securities	22,782	(291)	19,364	(523)	42,146	(814)
Corporate debt	—	—	3,012	(111)	3,012	(111)
Marketable equity securities	—	—	2,952	(48)	2,952	(48)

Total temporarily impaired	$43,739	$(552)	$26,445	$(702)	$70,184	$(1,254)

December 31, 2004	Less than 12 months		12 Months or More		Total
(Expressed in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of U.S. Government-sponsored enterprises	$9,312	$(47)	99	(2)	$9,411	$(49)
Obligations of States and Political Subdivisions	4,418	(6)	—	—	4,418	(6)
Mortgage-backed securities	25,454	(188)	7,920	(221)	33,374	(409)
Corporate debt	542	(10)	2,476	(100)	3,018	(110)
Marketable equity securities	—	—	2,961	(39)	2,961	(39)

Total temporarily impaired	$39,726	$(251)	$13,456	$(362)	$53,182	$(613)

The Company evaluates securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its sponsored enterprises, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

Unrealized losses on securities have not been recognized into income because management has the intent and ability to hold the securities for the foreseeable future and believes the issuers have the ability to repay its obligations upon maturity, repayment, or redemption.

3. Loans and Allowance for Loan Losses

Loans outstanding are as follows:

(Expressed in thousands)	March 31, 2005	December 31, 2004
Real estate:
Construction	$6,787	$6,161
Residential	61,799	62,320
Commercial	81,286	85,186
Commercial, financial and agricultural	13,989	16,659
Obligations of political subdivisions in the U.S.	1,355	1,399
Consumer	3,141	3,113

Loans receivable	$168,357	$174,838

Non-accruing loans amounted to $2,953,000 at March 31, 2005, down from $3,353,000 at year-end 2004. Generally, non-accruing loans are considered impaired and are also included in the impaired loan table below. Loans past due 90 days and still accruing interest were $173,000 at March 31, 2005 and $5,000 at year-end 2004.

Impaired loans were as follows:

(Expressed in thousands)	March 31, 2005	December 31, 2004
Impaired loans with allocated allowance for loan losses	$2,423	$2,761
Impaired loans with no allocated allowance for loan losses	—	—

Total	$2,423	$2,761

Amount of the allowance for loan losses allocated	$395	$488

	Three Months Ended March 31,
(Expressed in thousands)	2005	2004
Average impaired loans	$2,592	$1,538
Interest income recognized during impairment	—	—
Cash-basis interest income recognized	—	—

Activity in the allowance for loan losses is summarized as follows:

	Three months ended March 31,
(Expressed in thousands)	2005	2003
Balance, beginning of period	$3,007	$3,300

Provision for loan losses	—	—

Loans charged-off	(83)	(73)
Recoveries on loans previously charged-off	26	90

Net (charge-offs) recoveries	(57)	17

Balance, end of period	$2,950	$3,317

The entire allowance represents a valuation reserve which is available for future charge-offs.

4. Stock Option Plan

In May 2001, the Company’s shareholders approved the Belmont Bancorp. 2001 Stock Option Plan (the “Plan”). The Plan authorized the granting of up to 1,000,000 shares of common stock as incentive and nonqualified stock options. Generally, one fourth of the options awarded become exercisable on each of the four anniversaries of the date of grant. However, some of the options granted in 2001 vested immediately on the date of the grant with the remaining amount vesting over the next three to four years. The option period expires 10 years from the date of grant. If the Company’s shareholders approve the proposed merger with Sky Financial Group, Inc., all options will vest immediately.

The following is a summary of the activity in the Plan for the three months ended March 31, 2005:

	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance at January 1, 2005	660,625	314,500	$4.06
Forfeitures	—	—	—
Granted	—	—	—

Balance at March 31, 2005	660,625	314,500	$4.06

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

6. Agreement and Plan of Merger

On December 21, 2004, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with Sky Financial Group, Inc. (“Sky Financial”). The proposed transaction, subject to approval by the Company’s shareholders, involves the acquisition and merger of the Company with and into Sky Financial with Sky Financial being the survivor of the holding company merger. Shortly after the holding company merger, Sky Financial intends to merge Belmont National Bank with and into Sky Bank, with Sky Bank being the survivor of the bank merger. The parties anticipate that, subject to shareholder approval at a special meeting of shareholders on May 23, 2005, the holding company merger will occur on or about June 1, 2005, and the bank merger will occur on or about June 3, 2005.

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

The valuation of deferred federal tax assets represents management’s judgment that the Company will have sufficient taxable income in future years to utilize these assets. The deferred federal tax assets at March 31, 2005, are largely comprised of net operating loss and tax credit carryforwards to future periods. The Company’s ability to use these assets is based on its ability to generate taxable income in sufficient amounts to use the operating losses and tax credits before the applicable expiration dates. Forecasting taxable income in future periods requires the use of estimates for loan, investment and deposit levels, loan losses, noninterest income and expenses, the interest rates applicable to earning assets and interest paying liabilities, and unforeseen events that could have a material impact on the Company’s earnings prospects. Actual results in future periods may vary significantly from the forecasts.

RESULTS OF OPERATIONS

SUMMARY

For the three months ended March 31, 2005, Belmont Bancorp. earned $568,000, or $0.05 per common share, compared to earnings of $687,000, or $0.06 per common share, for the three months ended March 31, 2004.

Earnings during the first quarter of 2005 were impacted by the announcement that the Company’s subsidiary, Belmont National Bank, would close three branch offices, each located no more than four miles from another full service branch office of the Bank. Two of the offices to be closed are leased, and additional depreciation and amortization expense totaling $134,000 was recorded since the estimated remaining useful lives of the fixed assets associated with these leases were reduced to correspond with the date the offices are expected to close at the end of May 2005.

The Company also incurred legal expenses of approximately $75,000 during the first quarter of 2005 related to the previously announced proposed merger with Sky Financial Group, Inc. (“Sky”).

Average assets decreased to $298 million for the first quarter of 2005, compared to $304 million for the first quarter of 2004. Total assets at March 31, 2005 were $294 million, down from $302 million at year-end 2004.

NET INTEREST INCOME

During the first quarter of 2005, interest rates were generally higher than at year-end 2004. The Federal Open Market Committee (the “FOMC”) increased the targeted federal funds rate two times during the first quarter of 2005 to 2.75%. Since the beginning of 2001, the targeted federal funds rate was reduced from 6.50% to 1.00% by June 2003. In June 2004, the FOMC began to increase the targeted federal funds rate with successive rate increases of 25 basis points, and by December 2004, the target had increased to 2.25%. Despite the rise in short term interest rates, longer term interest rates remain low and the yield curve continued to flatten. The 10 year U.S. Treasury note is an indicator of the trend in mortgage interest rates, and the closing yield on the 10 year note was 4.49% at March 31, 2005, up from 4.22% at year-end 2004. Changing interest rates impact the Company through loan refinancing activity, reinvestment opportunities in loans and investments, and financing costs on its deposit base and other borrowings.

Net interest income on a taxable equivalent basis decreased $43,000 for the first quarter of 2005 compared to the first quarter of 2004. Average earning assets decreased to $277 million during the first quarter of 2005 from $282 million for the first quarter of 2004. The taxable equivalent net interest margin was 3.81% for both the first quarter of 2005 and the first quarter of 2004. The taxable equivalent net interest margin for the fourth quarter of 2004 was 3.89%. The net interest rate spread (the difference between the average yields on earning assets and interest-bearing liabilities) was 3.48% for the first three months of 2005 compared to 3.50% for the comparable period of 2004. The taxable equivalent yield on earning assets increased to 5.47% from 5.41%, an increase of 6 basis points, during the first quarter of 2005 compared to the first quarter of 2004. This increase was offset by an increase of 8 basis points in the cost of interest-bearing liabilities to 1.99% from 1.91%.

OTHER OPERATING INCOME

Changes in various categories of other income are depicted in the table below.

	Three months ended March 31,
(Expressed in thousands)	2005	2004	% Change
Trust fees	$170	$166	2.4%
Service charges on deposits	277	323	-14.2%
Mortgage servicing fees	40	46	-13.0%
Other income (individually less than 1% of total income)	200	200	0.0%

Subtotal	687	735	-6.5%
Gain on sale of loans held for sale	27	29	-6.9%
Securities gains	—	22	-100.0%

Total	$714	$786	-9.2%

Trust fees increased 2.4% to $170,000 for the first quarter of 2005 compared to $166,000 for the first quarter of 2004. Trust fees are affected by the valuation of the stock and bond markets because most fees are assessed based on the underlying market values of trust accounts.

Service charges on deposits totaled $277,000 for the first quarter of 2005 compared to $323,000 for the comparable period of 2004, a decline of 14.2%. Fees charged for insufficient funds decreased $28,000 during the first quarter of 2005 compared to 2004, and activity and account maintenance service fees declined by about $19,000 for the comparable periods.

Mortgage servicing fees are collected from the Federal Home Loan Mortgage Corporation (“Freddie Mac”) for the Company’s role in servicing mortgage loans sold to Freddie Mac. Generally, the Company receives 0.25% of the outstanding loan balance for servicing. Mortgage servicing fees decreased to $40,000 for first quarter of 2005 compared to $46,000 for the comparable quarter of 2004. The portfolio of loans serviced for Freddie Mac declined slightly to $67.2 million at March 31, 2005 compared to $67.9 million at year-end 2004. The portfolio totaled $71.4 million at March 31, 2004. Mortgage servicing fees are largely dependent upon the volume of mortgage loans originated and sold in the secondary market.

Other income includes, among other miscellaneous items, commissions and fees unrelated to loan origination, brokerage fees, loan documentation preparation fees, rental income, and check printing charges. Other income was unchanged for the first quarter of 2005 compared to the comparable period of 2004.

OPERATING EXPENSES

The following table shows the dollar amounts and the percent change in various components of operating expenses.

	Three months ended March 31,
(Expressed in thousands)	2005	2004	% Change
Salaries and wages	$934	$993	-5.9%
Employee benefits	271	265	2.3%
Occupancy expense	318	243	30.9%
Furniture and equipment expense	270	205	31.7%
Legal fees	101	38	165.8%
Insurance, including federal deposit insurance	44	41	7.3%
Examinations and audits	33	61	-45.9%
Directors’ fees	56	57	-1.8%
Data processing expense	57	52	9.6%
Taxes other than payroll and real estate	113	95	18.9%
Supplies and printing	48	37	29.7%
Amortization of mortgage servicing rights, net	27	41	-34.1%
Other (individually less than 1% of total income)	290	334	-13.2%

Total	$2,562	$2,462	4.1%

At March 31, 2005, the Company employed 128 full time equivalent employees compared to 131 full time equivalent employees at the end of March 2004. Compensation expense decreased $59,000, or 5.9%, for the first quarter of 2005 compared to the first quarter of 2004. Benefit costs increased 2.3% for the same period reflecting the increased cost of providing healthcare benefits to employees.

Occupancy costs increased $75,000, or 30.9%, for the first quarter of 2005 compared to the same period of 2004. Likewise, furniture and equipment expense increased $65,000, or 31.7%. These increases were principally related to accelerated depreciation on fixed assets for leased branch offices that are expected to close at the end of May 2005.

Legal fees increased $63,000, or 165.8%, for the first quarter of 2005 compared to the same period of 2004. Legal fees for the current quarter included approximately $75,000 for fees related to the proposed merger with Sky. The proposed merger is subject to shareholder approval at a special meeting to be held on May 23, 2005, and is expected to be completed on June 1, 2005.

Examination and audit costs decreased 45.9% to $33,000 for the first quarter of 2005 from $61,000 for the same period of 2004. The reduction in cost reflects a cost savings for eliminating costs associated with external audits for 2005 for the Company and its Trust Department pending completion of the anticipated merger into Sky during 2005.

Data processing expenses include costs associated with data communication lines, outsourced data processing services for the Trust Department, and fees charged for contingent disaster recovery processing. Data processing costs increased $5,000, or 9.6%, for the first quarter of 2005 compared to the same period of 2004 and included approximately $3,000 in de-conversion fees paid to the Bank’s core processing software provider for the proposed merger with Sky.

Other taxes increased $18,000, or 18.9%, for the first quarter of 2005 compared to the same period of 2004. Of this increase, $15,000 was related to higher costs for Ohio corporate franchise tax which is a tax assessed on the Bank’s capital base.

Net amortization of mortgage servicing rights (“MSR”) decreased to $27,000 for the first quarter of 2005 compared to $41,000 for the comparable quarter of 2004. Activity associated with MSR, amortization of MSR and reductions to a valuation allowance established during 2002 to reduce the carrying value of MSR to estimated fair value is summarized in the following table.

	Three Months Ended March 31,
(Expressed in thousands)	2005	2004
Servicing rights:
Beginning of the period	$299	$433
Additions	14	19
Amortized to expense	(32)	(45)

End of period balance	$281	$407

Valuation allowance:
Beginning of the period	$22	$59
Additions expensed	—	—
Reductions credited to expense	(5)	(4)

End of period balance	$17	$55

SECURITIES

The estimated fair value of securities available for sale at March 31, 2005 and December 31, 2004 are detailed in Note 2 of the quarterly financial statements.

At March 31, 2005, there were no holdings of securities of any one issuer, other than $3,786,000 in stock issued by the Federal Home Loan Bank of Cincinnati and securities issued by U.S. Government-sponsored enterprises, in an amount greater than 10% of shareholders’ equity.

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

Details of the activity in the Allowance for Loan Losses for the first quarter of 2005 and 2004 are included in Note 3 of the quarterly financial statements. No loan loss provision was recorded during the first quarters of 2005 or 2004 because the Company had an appropriate balance in the allowance based on its analysis of loan quality. The following table depicts various loan and loan-related statistics.

	Three months ended March 31,
(Expressed in thousands)	2005	2004
Loans outstanding, end of period	$168,357	$166,550
Average loans	$170,710	$159,971
Annualized (net charge offs) recoveries as a percent of:
Average loans	-0.13%	0.04%
Allowance for loan losses	-7.73%	2.05%
Allowance for loan losses to:
Total loans at end of period	1.75%	1.99%
Non-performing assets	90.21%	199.22%

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

(Expressed in thousands)	March 31, 2005	December 31, 2004
Non-accrual loans and leases	$2,953	$3,353
Loans 90 days or more past due but accruing interest	173	5
Other real estate owned	144	144

Total	$3,270	$3,502

Details of impaired loans and related information are included in Note 3 of the quarterly financial statements.

In addition to the schedule of non-performing assets, management prepares a watch list consisting of loans which they have determined require closer monitoring to further protect the Company against loss. The balance of loans classified by management as substandard due to delinquency, a change in financial position, or other factors and not included as non-performing assets totaled $4,832,000 at March 31, 2005 and $5,387,000 at December 31, 2004.

LOAN CONCENTRATIONS

The Company uses the Standard Industry Code (SIC) system to determine concentrations of credit risk by industry. Management monitors concentrations of credit as measured by an industry’s total available and outstanding credit balance expressed as a percent of Tier 1 capital. Loan concentrations exceeding 25% of the Bank’s Tier 1 capital are detailed in the following table.

	(Expressed in thousands)
Industry	March 31, 2005	December 31, 2004
Real estate - operators of nonresidential buildings:
Loan balance and available credit	$21,309	$21,272
Percent of tier 1 capital	80.1%	81.2%

Real estate - apartment buildings:
Loan balance and available credit	$9,011	$10,235
Percent of tier 1 capital	33.9%	39.0%

Services - motel, hotel:
Loan balance and available credit	$7,828	$7,900
Percent of tier 1 capital	29.4%	30.1%

DEFERRED FEDERAL TAX ASSETS

Deferred federal tax assets totaled $4.2 million at March 31, 2005. The deferred federal tax assets include significant balances related to tax loss carryforwards and tax credits. It also includes the tax effect of recording securities available for sale at estimated fair value. At March 31, 2005, management believes no deferred tax valuation allowance is needed as future estimated taxable income will be sufficient to realize the net deferred tax assets.

FEDERAL HOME LOAN BANK ADVANCES

Advances at March 31, 2005 from the Federal Home Loan Bank of Cincinnati are summarized in the following table.

(Expressed in thousands)	March 31, 2005
Fixed rate advances with balances due at maturity, maturities ranging from September 2005 through July 2010 and fixed rates ranging from 2.13% to 4.29%, averaging 3.01%	$9,035
Fixed rate advances with quarterly FHLB option to convert to floating rate tied to LIBOR maturing in 2008 and rates ranging from 4.53% to 4.78%, averaging 4.66%	20,000
Fixed rate advance with FHLB option to convert to floating rate tied to LIBOR and maturing in 2009 with rate of 3.16% and a conversion strike rate of 7.50%	5,000
Amortizing balloon advance maturing in 2017 with fixed rate of 4.654%	1,012

Total FHLB advances	$35,047

(LIBOR is the 3 month London Interbank Offered Rate)

CAPITAL RESOURCES

The table below depicts the capital ratios for the Bank and for the Company on a consolidated basis as of March 31, 2005. In addition, the table depicts the requirements for classification as “adequately capitalized” and “to be well capitalized” under the regulatory guidelines for Prompt Corrective Action. Tier 1 capital consists principally of shareholders’ equity less goodwill and deferred tax assets, while Tier 2 capital consists of certain debt instruments and a portion of the allowance for loan losses. Total capital consists of Tier 1 and Tier 2 capital.

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(Expressed in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk based capital to risk weighted assets:
Consolidated	$29,791	15.3%	$15,624	8.0%	$19,530	10.0%
Bank	29,065	14.8%	15,699	8.0%	19,624	10.0%
Tier 1 capital to risk weighted assets:
Consolidated	27,343	14.0%	7,812	4.0%	11,718	6.0%
Bank	26,606	13.6%	7,849	4.0%	11,774	6.0%
Tier 1 capital to average assets:
Consolidated	27,343	9.3%	11,775	4.0%	14,719	5.0%
Bank	26,606	9.1%	11,746	4.0%	14,682	5.0%

LIQUIDITY

Effective liquidity management involves ensuring that the cash flow requirements of depositors and borrowers, as well as the operating needs of the Company, are met. Funds are available through the operation of the Bank’s branch banking network that gathers demand and retail time deposits. The Bank also acquires funds through repurchase agreements, overnight federal funds, and FHLB advances that provide additional sources of liquidity. Total deposits decreased $6.2 million from year-end of 2004 to March 31, 2005, and average deposits declined $2.9 million. Overnight federal funds sold declined $6.3 million to $4.4 million at March 31, 2005, compared to $10.7 million at year-end 2004.

The Bank has a line of credit with a correspondent bank totaling $4.1 million that may be used as an alternative funding source; this line was not drawn upon at March 31, 2005. The Bank also has an unused credit line with the Federal Home Loan Bank for $20 million. All borrowings at the Federal Home Loan Bank are subject to eligible collateral requirements.

The main source of liquidity for the parent company is dividends from the Bank. At March 31, 2005, the parent had cash and marketable securities with an estimated fair value of $321,000. The parent company does not have any debt to third parties. Management believes sufficient liquidity is currently available to meet estimated short-term and long-term funding needs for the Bank and the parent company.

ITEM 3-QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 3 has been disclosed in Item 7A of the Company’s Annual Report to Shareholders on Form 10-K for the year ended December 31, 2004. There has been no material change in the disclosure regarding market risk.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this quarterly report (the “Evaluation Date”), that the Company’s disclosure controls and procedures are effective for the timely recording, processing, summarizing and reporting of the information required to be disclosed in reports filed under the Securities and Exchange Act of 1934.

As of the Evaluation Date, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

None

Item 3. Defaults upon senior securities

None

Item 4. Submission of matters to a vote of security shareholders

None

Item 5. Other information

None

Item 6. Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated as of December 21, 2004, by and between Belmont Bancorp. and Sky Financial Group, Inc. (1)

3.1	Charter (2)

3.2	Charter Amendment regarding Series A Preferred Stock (3)

3.3	Bylaws as currently in effect (2)

10.1	Employment Agreement dated December 15, 1999 between Wilbur R. Roat, Belmont Bancorp. and Belmont National Bank (4)

10.2	Change of Control Agreement dated November 24, 2004, between Jane R. Marsh and Belmont Bancorp. (6)

10.3	Belmont Bancorp. 2001 Stock Option Plan (5)

31.1	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 (7)

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 (7)

32.1	Certification of the President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 (7)

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 (7)

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated December 21, 2004, filed with the Securities and Exchange Commission on December 22, 2004.
(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-2 filed with the Securities and Exchange Commission (Registration No. 333-91035) on November 16, 1999 and incorporated herein by reference.
(3)	Filed as an exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-2 filed with the Securities and Exchange Commission (Registration No. 333-91035) on February 3, 2000 and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (Registration No. 0-12724) and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (Registration No. 0-12724) and incorporated herein by reference.
(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(7)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Belmont Bancorp.
(Registrant)

/s/ Wilbur R. Roat
By: Wilbur R. Roat
President & CEO

/s/ Jane R. Marsh
By: Jane R. Marsh
Chief Financial Officer

May 10, 2005